Form 10-Q
period 1996-05-31
SILVERADO MINES LTD
filed 1996-07-10
CIK 731727

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED May 31, 1996

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


Commission file number 0-12132

                              SILVERADO MINES LTD.
             (Exact name of registrant as specified in its charter)

                            British Columbia, Canada
         (State or other jurisdiction of incorporation or organization)

                                  98 -0045034
                           (I.R.S. Employer I.D. No.)

                      Suite 505, 1111 West Georgia Street
                  Vancouver, British Columbia, Canada V6E 4M3
                    (Address of Principal Executive Offices)

                                 (604) 689-1535
                        (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 13(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class: Outstanding at May 31, 1996
                                   45,056,493
                              (Common stock (npv))

SILVERADO MINES LTD.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)
                                                               As at
                                                      May 31        November 30
                                                       1996            1995
                                                   ------------    ------------
ASSETS

Current Assets
  Cash and cash equivalents                        $    858,862    $    155,849
  Gold inventory (Note 2)                               310,002         389,119
  Accounts receivable                                     8,265           1,010
  Prepaid expenses                                       31,515          72,005
                                                   ------------    ------------
                                                      1,208,644         617,983
Mineral Properties and Development
  Claims and options                                  1,815,811       1,755,811
  Deferred exploration and
    development expenditures                         10,385,130      10,084,116
                                                   ------------    ------------
                                                     12,200,941      11,839,927
  Less accumulated amortization                      (1,260,834)     (1,260,834)
                                                   ------------    ------------
                                                     10,940,107      10,579,093

Building, Plant and Equipment                         3,709,482       3,806,350

Deferred Financing Fees
 (net of amortization of $68,438;
    1995 - $49,838)                                     117,562         136,162
                                                   ------------    ------------

                                                   $ 15,975,795    $ 15,139,588
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued
    liabilities (Note 4)                           $    488,600    $    527,352
  Loans payable secured by gold inventory               140,052         176,568
  Unsecured loan                                        100,000            --
  Current portion of mineral claims payable             119,000         330,000
  Capital lease obligations - current                   169,023         203,203
  Payable to related parties                             21,887         851,610
                                                   ------------    ------------
                                                      1,038,562       2,088,733
Long Term Liabilities
  Mineral claims payable                                200,000         200,000
  Capital lease obligations                             144,576         194,569
  Convertible debenture (Note 6)                      2,000,000       2,000,000
                                                   ------------    ------------
                                                      2,344,576       2,394,569
Shareholders' Equity
  Share capital (Note 5)
  Authorized: 75,000,000 common shares
  Issued and outstanding:
    May 31, 1996 - 45,056,493 shares                 33,150,211      28,775,211
    November 30, 1995 - 37,431,493 shares
  Capital surplus                                        46,352          46,352
  Deficit                                           (20,603,906)    (18,165,277)
                                                   ------------    ------------
                                                     12,592,657      10,656,286
                                                   ------------    ------------

                                                   $ 15,975,795    $ 15,139,588
                                                   ============    ============

See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(EXPRESSED IN U.S. DOLLARS)



                                                      Six Months Ended May 31
                                                       1996            1995
                                                   ------------    ------------
Revenue from gold sales                            $     98,648    $  1,520,173
                                                   ------------    ------------

Operating costs
  Mining and processing costs                            79,118       1,519,573
  Amortization of property and development costs           --           186,268
                                                   ------------    ------------
Net Gain (Loss)                                          19,530        (185,668)

Miscellaneous Revenue                                      --            46,518

Administrative expenditures                           2,458,159       1,219,868

Loss for the period                                  (2,438,629)     (1,359,018)

Accumulated deficit at beginning of period          (18,165,277)    (14,070,722)
                                                   ------------    ------------

Accumulated deficit at end of period               $(20,603,906)   $(15,429,740)
                                                   ============    ============

Loss per share                                     $     (0.060)   $     (0.039)
                                                   ============    ============

See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS)

                                                       Six Months Ended May 31,
                                                         1996           1995
                                                     -----------    -----------
CASH PROVIDED BY (USED FOR):

Operations:
  Net earnings (loss) for the year                   $(2,438,629)   $(1,359,018)
  Items not involving cash:
    Contracted services                                1,656,778        399,763
    Depreciation                                         100,281         83,336
    Amortization of deferred financing fees               18,600         18,600
  Changes in non-cash operating working capital          (38,178)        45,012
                                                     -----------    -----------
                                                        (701,148)      (812,307)
Financing:
  Shares issued for cash                               2,830,000        298,350
  Loans payable secured by gold inventory
    and forward sales                                    (36,516)       140,000
  Increase in unsecured loan                             100,000           --
  Decrease in payable to related parties                (829,723)       554,009
  Decrease in mineral claims payable                    (211,000)          --
  Decrease in capital lease obligation                   (84,173)       (94,429)
                                                     -----------    -----------
                                                       1,768,588        897,930

Investments:
  Mineral claims and options                             (60,000)       (24,900)
  Deferred exploration and development
    expenditures                                        (301,014)      (203,917)
  Purchases of equipment                                  (3,413)       (45,904)
                                                     -----------    -----------
                                                        (364,427)      (274,721)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         703,013       (189,098)
Cash and cash equivalents:
  Beginning of period                                    155,849        190,724
  End of period                                          858,862          1,626
                                                     -----------    -----------

Supplemental cash flow information
  Interest paid                                      $    80,000    $      --
                                                     ===========    ===========

See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In U.s. Dollars) May 31, 1996
(Unaudited)

1.   Basis of Presentation

     The financial information at May 31, 1996 and for the six month periods ended May 31, 1996 and May 31, 1995 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The results of operations for the six month period ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Gold inventory is valued at the lower of weighted average cost or estimated net realizable value.

3.   Deferred Production Expenditures

     Costs associated with waste removal and preparation for gold recovery are deferred and charged to production on a unit of production basis.

4.   Accounts Payable

     Accounts payable and accrued liabilities consists of:

                                                  May 31,      November 30,
                                                   1996            1995
                                               ============    ============
          Accounts payable                          272,348         360,941
          Accrued interest                           66,520          66,411
          Accrued contract services (Note 5)         71,449            --
          Accrued reclamation expenses               78,283         100,000
                                               ============    ============
                                               $    488,600    $    527,352
                                               ============    ============

5.   Share Capital

     (a) Increase in Authorized Shares. At the Company's Annual Meeting on May 13, 1996, the shareholders approved an increase in the Company's authorized capital from 50,000,000 shares to 75,000,000 shares.

     (b) Employee Options. From time to time the Company issues options for the purchase of common shares to selected part time employees as sole compensation for contracted services in accordance with the terms and conditions of its April 20, 1994, Stock Option and Stock Bonus Plan. On January 7, 1996, the Company's directors increased the number of shares authorized under this plan from 3,250,000 to 7,600,000; to 9,100,000 shares on April 19, 1996; and to 12,100,000 shares on May 28, 1996. At May 31, 1996, 9,655,250 shares had been exercised.

     (c) Directors Options. The Company has reserved 3,475,000 shares for issuance in accordance with the terms and conditions of its December 12, 1994, Stock Option Plan. No changes have occurred in this original authorization.

     (d) Other Share Transactions. The Company has reserved 400,000 shares for issuance with respect to its purchase of the Marshall Dome property; and has reserved 1,000,000 shares for issuance upon the potential conversion of a convertible debenture.

6.   Convertible Debenture

     In July, 1994, the Company issued an 8% convertible callable debenture which is unsecured and is due July 2, 1999, subject to prior redemption or conversion. The debenture may be converted in whole or in part by the holder into common shares of the Company at a Conversion Price of $2.00 U.S. per share (the Conversion Price). In addition, the Company may require the holder to convert the debenture at the Conversion Price, in whole or in part, if the average market price of the Company's shares has exceeded 125% of the Conversion Price for a period of 20 consecutive trading days. Financing fees paid related to the debenture have been deferred and are being amortized on a straight line basis over the five year term of the debenture.

7.   Commitments and Contingencies

     The Company has a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rate of $120,000 (Cdn.) including operating costs.


8.   Subsequent Events

     On June 10, 1996, the Company amended its Purchase and Sale Agreement for the Marshall Dome property by making a cash payment of $200,000.00 in lieu of the issuance of 400,000 shares of its stock.

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.


Six Months 1996 v. 1995
- - -----------------------

Revenue during the first six months of 1996 was derived from continued sales of gold from the Company's gold inventory. Administrative expenses increased primarily as a function of the increase in the expense of contracted services (see Note 5). Current assets showed an overall reduction attributable to a reduction in the Company's gold inventory, though the cash portion of current assets showed a substantial increase. Current liabilities were reduced as a result of a reduction in accounts payable and a reduction in payables to related parties. Long term liabilities remained relatively unchanged.


Liquidity and Capital Resources at May 31, 1996
- - -----------------------------------------------

At May 31, 1996, the Company's cash position was significantly greater than at November 30, 1995. Funds were received from sales of gold inventory, and through the exercise of options.


Results of Operations
- - ---------------------

(a)  Ester Dome Gold Project

     At Ester Dome, near Fairbanks, Alaska, the Company continued a number of geophysical surveys on gold-bearing target areas selected from previous data the Company developed on the project. The Company is presently preparing a summer drilling program at this site and is seeking the financing necessary to bring this project into production, though there is no commitment for such financing at this time.

(b)  Marshall Dome Gold Project

     At Marshall Dome, also near Fairbanks, Alaska, the Company has continued reconnaissance and surface exploration, initially commenced in 1995, which have disclosed areas of gold and arsenic mineralization in the soils, and gold mineralization in the rock.

(c)  Nolan Gold  Project

     At the Nolan Gold Project in northern Alaska, the Company plans to continue its production efforts based upon the expanded base of knowledge it developed from previous years operations.

(d)  Hammond Property

     This property, located adjacent to the Company's Nolan Gold Project in northern Alaska, has a history of gold production and the Company anticipates that it will add to the potential for developing additional gold reserves. The property also has lode gold and antimony potential.

                                OTHER INFORMATION


Item 4    Submission of Matters to a Vote of Security Holders *
- - --------------------------------------------------------------

The Annual Meeting of Shareholders was held on May 13, 1996. Results of voting were as follows:

(a)  Election of Directors
     ---------------------
                                    In Favor         Against        Withheld
                                  ----------      ----------      ----------
     Garry L. Anselmo             22,706,978          48,095          47,403
     J.P. Tangen                  22,693,603          52,670          56,203
     K. Maxwell Fleming           22,724,528          51,145          26,803
     James F. Dixon               22,725,928          50,145          26,403

(b)  KPMG Peat Marwick Thorne as Auditors
     ------------------------------------
                                    In Favor         Against        Withheld
                                  ----------      ----------      ----------
                                  23,103,338         390,205           8,728

(c)  Increase Authorized Shares to 75,000,000
     ----------------------------------------
                                    In Favor         Against        Withheld
                                  ----------      ----------      ----------
                                  21,176,242       2,209,826          32,403

         * 18,309,200 Shares Not Voted


Item 5    Other Information.
- - ---------------------------

None.


Item 6    Exhibits and Reports on Form 8-K.
- - -------------------------------------------

(a)  Exhibit 3.(i)(b) Articles of Amendment filed herewith.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SILVERADO MINES LTD.



/J.P. Tangen/
- - -------------
President / CEO / CFO