Form 10-Q
period 1996-08-31
SILVERADO MINES LTD
filed 1996-10-03
CIK 731727

FORM 10Q



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED August 31, 1996

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


Commission file number 0-12132

                              SILVERADO MINES LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                 (604) 689-1535
                        (Registrant's telephone number)
--------------------------------------------------------------------------------


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

                    Class: Outstanding at September 3, 1996
                                   52,056,493
                              (Common stock (npv))

SILVERADO MINES LTD.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)
                                                               As at
                                                      August 31     November 30
                                                        1996           1995
                                                    ------------   ------------
ASSETS

Current Assets
  Cash and cash equivalents                         $  1,223,135   $    155,849
  Gold inventory (Note 2)                                356,279        389,119
  Accounts receivable                                      8,452          1,010
  Prepaid expenses                                        31,541         72,005
  Receivable from related parties                        250,802           --
                                                    ------------   ------------
                                                       1,870,209        617,983
Mineral Properties and Development
  Claims and options                                   2,208,160      1,755,811
  Deferred exploration and
     development expenditures                         10,837,091     10,084,116
                                                    ------------   ------------
                                                      13,045,251     11,839,927
  Less accumulated amortization                       (1,293,247)    (1,260,834)
                                                    ------------   ------------
                                                      11,752,004     10,579,093

  Building, Plant and Equipment                        3,759,816      3,806,350

Deferred Financing Fees
  (net of amortization of $77,738: 1995 - $49,838)       108,262        136,162
                                                    ------------   ------------
                                                    $ 17,490,291   $ 15,139,588
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities (Note 4) $    451,921   $    527,352
  Loans payable secured by gold inventory                 66,511        176,568
  Current portion of mineral claims payable              240,000        330,000
  Capital lease obligations - current                     88,575        203,203
  Payable to related parties                                --          851,610
                                                    ------------   ------------
                                                         847,007      2,088,733
Long Term Liabilities
  Mineral claims payable                                    --          200,000
  Capital lease obligations                              144,576        194,569
  Convertible debenture (Note 6)                       2,000,000      2,000,000
                                                    ------------   ------------
                                                       2,144,576      2,394,569
Shareholders' Equity
  Share capital (Note 5)
  Authorized: 75,000,000 common shares
  Issued and outstanding:
     August 31, 1996 - 51,056,493 shares              36,162,211     28,775,211
     November 30, 1995 - 37,431,493 shares
  Capital surplus                                         46,352         46,352
  Deficit                                            (21,709,855)   (18,165,277)
                                                    ------------   ------------
                                                      14,498,708     10,656,286
                                                    ------------   ------------

                                                    $ 17,490,291   $ 15,139,588
                                                    ============   ============

See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(EXPRESSED IN U.S. DOLLARS)
                                                   Nine Months Ended August 31
                                                       1996            1995
                                                  -------------   -------------

Revenue from gold sales                           $     209,278   $   2,477,784
                                                  -------------   -------------

Operating costs
  Mining and processing costs                          (157,007)     (2,905,790)
  Amortization of property and development costs        (32,413)       (321,484)
                                                  -------------   -------------
Net Gain (Loss)                                          19,858        (749,490)

Write Down of Inventory to Net Realizable Value            --          (145,410)

Miscellaneous Revenue                                      --           385,923

Administrative expenditures                          (1,272,965)     (1,819,131)

Contracted services (Note 5)                         (2,291,471)       (208,800)

Loss for the period                                  (3,544,578)     (2,536,908)

Accumulated deficit at beginning of period          (18,165,277)    (14,070,721)
                                                  -------------   -------------

Accumulated deficit at end of period              $ (21,709,855)  $ (16,607,629)
                                                  =============   =============


Loss per share                                    $      (0.085)  $      (0.071)
                                                  =============   =============


                                                   Three Months Ended August 31
                                                       1996            1995
                                                  -------------   -------------

Revenue from gold sales                           $     110,630   $     957,611
                                                  -------------   -------------

Operating costs
  Mining and processing costs                           (77,889)     (1,386,217)
  Amortization of property and development costs        (32,413)       (135,216)
                                                  -------------   -------------
Net Gain (Loss)                                             328        (563,822)

Write Down of Inventory to Net Realizable Value            --          (145,410)

Miscellaneous Revenue                                      --           339,405

Administrative expenditures                            (471,584)       (999,026)

Contracted services (Note 5)                           (634,693)        190,963

Loss for the period                                  (1,105,949)     (1,177,890)

Accumulated deficit at beginning of period          (20,603,906)    (15,429,740)
                                                  -------------   -------------

Accumulated deficit at end of period              $ (21,709,855)  $ (16,607,630)
                                                  =============   =============

Loss per share                                    $      (0.024)  $      (0.033)
                                                  =============   =============

See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS)

                                                   Nine Months Ended August 31,
                                                       1996            1995
                                                  -------------   -------------
CASH PROVIDED BY (USED FOR):

Operations:
  Net earnings (loss) for the period              $  (3,544,578)  $  (2,536,908)
  Items not involving cash:
    Contracted services                               2,291,471         208,800
    Depreciation                                        151,856         126,361
    Amortization of deferred financing fees              27,900          27,900
    Amortization of property and development costs       32,413         135,216
  Changes in non-cash operating working capital:       (179,040)        753,821
                                                  -------------   -------------
                                                     (1,219,978)     (1,284,810)

Financing:
  Shares issued for cash                              5,265,000         725,850
  Shares issued for consulting services                    --            97,157
  Loans payable secured by gold inventory
    and forward sales                                  (110,057)           --
  Related parties                                    (1,102,412)        320,662
  Advances on gold                                         --           549,000
  Decrease in mineral claims payable                   (290,000)           --
  Decrease in capital lease obligation                 (164,621)       (128,637)
                                                  -------------   -------------
                                                      3,597,910       1,564,032

Investments:
  Mineral claims and options                           (452,349)        (32,900)
  Deferred exploration and
    development expenditures                           (752,975)       (210,709)
  Purchases of equipment                               (105,322)        (67,364)
                                                  -------------   -------------
                                                     (1,310,646)       (310,973)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      1,067,286         (31,751)
Cash and cash equivalents:
  Beginning of period                                   155,849         190,724
  End of period                                       1,223,135         158,973
                                                  -------------   -------------


Supplemental cash flow information
  Interest paid                                   $     160,000   $      40,000
                                                  =============   =============

See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed In U.S. Dollars) (Unaudited) August 31, 1996

1.   Basis of Presentation

     The financial information at August 31, 1996 and for the nine month periods ended August 31, 1996 and August 31, 1995 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The results of operations for the nine month period ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Gold inventory is valued at the lower of weighted average cost or estimated net realizable value.

3.   Deferred Production Expenditures

     Costs associated with waste removal and preparation for gold recovery are deferred and charged to production on a unit of production basis.

4.   Accounts Payable

     Accounts payable and accrued liabilities consists of:

                                                   August 31,    November 30,
                                                      1996           1995
                                                  ===========    ===========
     Accounts payable                                 236,154        360,941
     Accrued interest                                  26,739         66,411
     Accrued contract services (Note 5)               129,142           --
     Accrued reclamation expenses                      59,886        100,000
                                                  ===========    ===========
                                                  $   451,921    $   527,352
                                                  ===========    ===========

5.   Share Capital

     (a) Employee Options. From time to time the Company issues options for the purchase of common shares to selected part time employees as sole compensation for contracted services in accordance with the terms and conditions of its April 20, 1994, Stock Option and Stock Bonus Plan. On July 9, 1996, the Company's directors increased the number of shares authorized under this plan from 12,100,000 to 21,100,000. At August 31, 1996, 15,655,250 shares had been exercised.

     (b) Directors Options. The Company has reserved 3,475,000 shares for issuance in accordance with the terms and conditions of its December 12, 1994, Stock Option Plan. No changes have occurred in this original authorization.

     (c) Other Share Transactions. The Company has reserved 1,000,000 shares for issuance upon the potential conversion of a convertible debenture.

6.   Convertible Debenture

     In July, 1994, the Company issued an 8% convertible callable debenture which is unsecured and is due July 2, 1999, subject to prior redemption or conversion. The debenture may be converted in whole or in part by the holder into common shares of the Company at a Conversion Price of $2.00
     U.S. per share (the "Conversion Price"). In addition, the Company may require the holder to convert the debenture at the Conversion Price, in whole or in part, if the average market price of the Company's shares has exceeded 125% of the Conversion Price for a period of 20 consecutive trading days. Financing fees paid related to the debenture have been deferred and are being amortized on a straight line basis over the five year term of the debenture.


7.   Commitments and Contingencies

     The Company has a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rate of $120,000 (Cdn.) including operating costs.


8.   Subsequent Events

     None.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

Nine Months 1996 v. 1995
------------------------

Revenue during the first nine months of 1996 was derived from continued sales of gold from the Company's gold inventory. Production from the Company's Nolan Gold Project was reduced as the Company refocused its efforts on its Fairbanks properties in response to the increased activity of several major mining companies on closely proximate projects. Contracted services expense increased as a function of the increased number of shares exercised under the Company's 1994 Stock Option and Bonus Plan (see Note 5). The total of current assets remained relatively constant, though the cash portion of such assets increased to $1.2 million, reflecting the company's efforts to reduce its liabilities and improve its liquidity. Current liabilities were reduced primarily as a result of a reduction in payables to related parties. Long term liabilities remained relatively unchanged, and consist primarily of a $2.0 million convertible debenture (see Note 6).

Liquidity and Capital Resources at August 31, 1996
--------------------------------------------------

At  August  31,  1996,   the  Company's   cash  position  of  $1.2  million  was
significantly greater than at November 30, 1995. Funds were received from sales of gold inventory and through the exercise of options.

Results of Operations
---------------------

(a)  Ester Dome Gold Project

     At Ester Dome, near Fairbanks, Alaska, the Company continued an intensive program of trenching and sampling on the St. Paul Shear, preparatory to the commencement of drilling.

(b)  Marshall Dome Gold Project

     At Marshall Dome, also near Fairbanks, Alaska, the Company has continued reconnaissance surface exploration. The property is on a regional trend with the True North Gold Deposit presently being developed by Newmont and La Teko.

(c)  Whiskey Gulch Property

     The Company acquired this four-claim property in August of 1996. It is on the geologic trend between the True North Deposits and the Company's Marshall Dome Property, and immediately adjoins the True North Claims.

(d)  Nolan Gold Project

     At the Nolan Gold Project in northern Alaska, the Company continued its gold production activities and reclamation efforts. During the third quarter, the Company realized the benefits of additional cost-control measures implemented late last year by successfully producing gold at a cash cost of $292 per ounce.

(e)  Hammond Property

     This property, located adjacent to the Company's Nolan Gold Project in northern Alaska, has a history of gold production and the Company anticipates that it will add to the potential for developing additional gold reserves. The property also has lode gold and antimony potential.


                                OTHER INFORMATION



Item 4   None.
------

Item 5   None.
------

Item 6   None.
------

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SILVERADO MINES LTD.



/J.P. Tangen/
-------------
President / CEO / CFO