Form 10-K
period 1996-11-30
SILVERADO MINES LTD
filed 1997-02-28
CIK 731727

FORM 10-K


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996.

     Commission file number 0-12132


                              SILVERADO MINES LTD.
             (Exact name of registrant as specified in its charter)


   British Columbia, Canada                                     98-0045034
(State or other jurisdiction of                            (IRS Employer ID No.)
incorporation or organization)


                      Suite 505, 1111 West Georgia Street
                  Vancouver, British Columbia, Canada V6E 4M3
                    (Address of Principal Executive Offices)

                                 (604) 689-1535
                         (Registrant's telephone number)


Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Shares, no par value
(Title of Class)

The Company's Common Stock trades on the NASDAQ Small Cap Market under the trading symbol GOLDF
(Name of each exchange on which registered)

Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|  No |_|

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting stock held by non-affiliates on January 28, 1997 was $25,647,744.

The number of shares outstanding on January 28, 1997 was 58,556,493

Documents incorporated by Reference: The Company's Proxy Statement for the 1997 Annual Meeting of shareholders is incorporated by reference into Part III, Items 10, 11, 12, and 13.

                                     PART I

ITEM 1
------

     BUSINESS

(a)  General Development of Business

Silverado Mines Ltd. ("Silverado" or the "Company"), is engaged in the acquisition, exploration and development of mineral properties. Silverado was incorporated under the laws of British Columbia, Canada, in June, 1963, and operates in the United States through a wholly-owned subsidiary, Silverado Mines (U.S.), Inc., incorporated in the State of Alaska in 1981.

Silverado's exploration and development activities are managed and conducted by an affiliated company, Tri-Con Mining Ltd. ("Tri-Con") pursuant to an operating agreement. Tri-Con is a privately owned corporation controlled by Garry L. Anselmo, who is Chairman and a director of Silverado. During the fiscal year ended November 30, 1996, Silverado had a single employee, its President, J.P. Tangen. Subsequent to year end, Mr. Tangen relinquished his office to Mr. Anselmo, who assumed the duty of President on an unpaid basis. Mr. Anselmo held that office previously. Mr. Tangen retained his position as an unpaid director of the Company.

The Company holds interests in six groups of mineral properties in Alaska and in British Columbia, Canada. Silverado's main projects are exploration and development of the Ester Dome Gold Project, located 10 miles northwest of Fairbanks, Alaska, and development and production at the Nolan Gold Project, located 175 miles north of Fairbanks, Alaska.

The Ester Dome Project comprises a contiguous group of 404 claims and 14 prospecting sites totaling 20 square miles, including the Grant Mine, the Range Mineral Property, the St. Paul / Barelka Property and the Dobb's Property, located in the Fairbanks Mining District, Alaska. The Company commenced drilling on a number of gold anomalies late in 1994, and continued its drilling activities on the property in 1995 and 1996.

The Nolan Gold Project consists of 209 Federal placer claims and 179 Federal lode claims located eight miles west of Wiseman, Alaska. Included in the Project are the Nolan Placer, Nolan Lode, Thompson's Pup, Dionne (Mary's Bench) and Smith Creek properties. The Company commenced placer gold production from the Dionne Property in November, 1993 and continued development and production from this property through 1996.

The Hammond Property, consisting of 27 Federal placer and 36 Federal lode claims, was acquired by the Company in December 1994 to increase potential reserve development in conjunction with the Company's placer mining operations on the adjoining Nolan Gold Project.

The Marshall Dome Property consists of 38 claims. It was acquired by the Company in 1995 due to its proximity and similar geological setting to Newmont Mining Company's "True North" gold property, immediately to the southwest. It covers an area of two and one-half square miles, and is located eighteen miles northeast of Fairbanks.

The Whiskey Gulch Property consisting of four claims, was acquired by the Company in 1996 to further enhance its Marshall Dome Property by virtue of its proximity to those claims.

The Chatanika Property represents 774 mining claims and 24 prospecting sites newly staked by the Company in 1996. This property, approximately 20 miles northwest of Fairbanks, covers a total area of 53.86 square miles.

The French Peak Property consists of four mineral claims totaling approximately one square mile, located 40 miles northwest of Smithers, British Columbia.

(b)  Financial Information Re: Industry Segments

The Company operates in one industry segment, mining.

(c)   Plan of Operation

In response to increasing activity in the Fairbanks area, the Company has accelerated its development plans for its gold deposits on Ester Dome based upon data it has accumulated from the work of ACNC (American Copper and Nickel Company, a previous joint-venture partner of Silverado) over four years and upon Silverado's new work, presently in progress. It is Silverado's intention to bring this property into production as soon as practical, at the Company's discretion. The Company is currently seeking additional capital to continue its efforts to develop this property, though presently there is no specific commitment by any party to provide such additional capital.


The Company continued to mine some of the gold-bearing gravels from deposits previously discovered on the Nolan Gold Project near Wiseman, Alaska. The Company has recovered almost 14,000 ounces of gold from this project since 1994 and plans to continue its on-going process of reserve development, production and reclamation.

Silverado, on August 4, 1989, assigned its Eagle Creek Property to Can-Ex Resources (U.S.), Inc. for a retained net profits interest. Silverado retains a $5 million royalty interest in this property.

In the Alaskan arctic, the Company plans to continue exploration of its Hammond Property as funds become available; and in Canada, intends to keep its French Peak Property in good standing.

Mining activities in the United States are subject to regulation and inspection by the Mining, Safety and Health Administration of the United States Department of Labor. In addition, Silverado's activities are regulated by a variety of Federal, state, provincial and local laws and regulations relating to protection of the environment. The operation of mining properties also requires a variety of permits from governmental agencies. While there can be no assurance that in the future environmental concerns will not lead to restrictions upon Silverado's operations at one or more properties, Silverado believes it has obtained all permits necessary for planned operations in 1997.

(d)  Financial  Information  about  Foreign and Domestic  Operations  and Export
     Sales

The following table sets out selected financial data for each of Silverado's fiscal years ended November 30, 1996, 1995 and 1994, by country of origin for information purposes only. For accounting purposes, however, the registrant has only one reportable geographic segment.

                                               YEAR ENDED NOVEMBER 30,
                                             1996           1995           1994
                                      -----------    -----------    -----------

REVENUE (UNITED STATES)               $   298,124    $ 3,053,289    $ 1,515,762
Gold  recoveries applied  to
deferred exploration and development
  Canada                              $      --      $      --      $      --
  United States                              --             --          143,250
                                      -----------    -----------    -----------

                                      $   298,124    $ 3,053,289    $ 1,659,012
                                      ===========    ===========    ===========
Income (loss) for the year
  Canada                              $(3,461,717)   $(1,615,286)   $(2,148,678)
  United States                          (868,543)    (2,479,270)      (971,692)
                                      -----------    -----------    -----------

                                      $(4,330,260)   $(4,094,556)   $(3,120,370)
                                      ===========    ===========    ===========

END OF PERIOD
Identifiable assets
  Canada                              $ 1,668,233    $   777,156    $   866,857
  United States                        17,143,111     14,362,432     15,629,596
                                      -----------    -----------    -----------

                                      $18,811,344    $15,139,588    $16,496,453
                                      ===========    ===========    ===========

For each of the three years ended November 30, 1996, 1995 and 1994, there have been no transfers between geographic segments, nor have there been export sales.

ITEM 2
------

     PROPERTIES

(A)  Registrant's Interest

Silverado holds interests in mineral properties in the State of Alaska, and the Province of British Columbia. During the year the Company continued production on its Nolan Gold Project in northern Alaska, which began in 1994. The Company continued development of gold deposits on its Ester Dome Project.

(B)  General Character and Technical Description of Each Property

(1)  ESTER DOME GOLD PROJECT

The Ester Dome Project encompasses all of Silverado's optioned properties on Ester Dome, accessible by road, 10 miles northwest of Fairbanks, Alaska. These properties are as follows:

(a)  Grant Mine:
     This property consists of 19 State mineral claims and 6 unpatented Federal mineral claims subject to payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thereafter.

(b)  Range Minerals #1:
     This property consists of 6 State mineral claims subject to payments of 15% of net profits until $1,500,000 has been paid and 2% of net profits thereafter.

(c)  Range Minerals #2:
     This property consists of 233 State mineral claims subject to annual payments of $30,000, 2% of net smelter returns until $20,000,000 has been paid, and 5% of net profits thereafter.

(d)  St. Paul / Barelka:
     This gold property consists of 22 State mineral claims subject to payments of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter.

(e)  Dobb's:
     This property consists of three unpatented Federal mineral claims subject to payments of 15% of net profits until $1,500,000 has been paid and 3% of the net profits thereafter.

(f)  Other Claims:
     A total of 113 additional State mineral claims, two Federal claims, and 14 prospecting sites have been located or acquired.

Project Summary

The above properties, totaling 20 square miles in area, cover most of Ester Dome. The stream drainages from Ester Dome have yielded over 3,000,000 ounces of placer gold. The Company's claims were located to acquire lode sources from which this placer gold was derived. Lode gold has been discovered in veins, shears, and disseminated into the country rock at a number of locations on the properties.

The main thrust of Silverado's exploration and development work on Ester Dome from 1978 to 1989 was on the Grant Mine area, including a Joint Venture (Grant Mine Project) initiated in April, 1984 between Silverado and Aurex, Inc., a subsidiary of Marubeni America Corporation, and a period of production by Silverado from 1987 to 1989. The Joint Venture, with Tri-Con Mining, Inc. as operator, explored and developed the O'Dea vein and constructed a gravity / carbon-in-pulp mill. From 1978 to 1989, a total of 111,852 tons of ore were processed, yielding 11,215 ounces of gold and 8,231 ounces of silver.

From June, 1990 to November, 1993 ACNC conducted exploration programs as operator of the Ester Dome Joint Venture, including 45,162 feet of drilling. On the O'Dea Shear, results from drilling by ACNC and prior results of Silverado's work defined a body of gold ore estimated to contain 83,000 ounces at a grade of
0.31 oz. of gold per ton.

During 1996 the Company continued definition of the St. Paul ore zone by completing over 8,000 feet of trenching and the first nine holes of a drilling program.

(2)  MARSHALL DOME PROPERTY

The Marshall Dome Gold Project was acquired by the Company in 1995. It covers an area of two and one-half square miles, and is located eighteen miles northeast of Fairbanks and is on the same geological trend as the True North gold deposit one mile to the southwest, which is being developed by Newmont. On November 1, 1996, the Company entered into an agreement in principle to vend this property to Homestake Mining Company in return for annual cash payments, annual expenditures on the property, and the payment of a Net Smelter Return to the Company in the event of the sale of gold or other valuable minerals; but that agreement in principle has not yet been consummated

(3)  WHISKEY GULCH PROPERTY

This property, acquired by the Company in 1996 to further enhance the desirability of its previously acquired Marshall Dome Property is part of the unconsummated agreement in principle with Homestake Mining. This property immediately adjoins the True North property.


(4)  CHATANIKA PROPERTY

This property was newly staked by the Company in 1996 in response to aerial and ground anomalies which it observed. The property is located approximately 20 miles northwest of Fairbanks, and consists of 774 mining claims and 24 prospecting sites, with a total area of 53.86 square miles. The Company intends to commence exploration of the property in 1997.

(5)  NOLAN PLACER AND LODE CLAIMS

The Nolan Project consists of five contiguous properties covering approximately 6 square miles, 8 miles west of Wiseman, 175 miles north of Fairbanks, Alaska. These properties are as follows:

(a)  Nolan Placer:
     This property consists of 152 unpatented Federal placer claims 100 percent owned by Silverado.

(b)  Thompson's Pup:
     This property consists of 6 unpatented Federal placer claims, and is subject to a royalty of 3 percent of net profits on 80% of production.

(c)  Dionne (Mary's Bench):
     This property, consisting of 15 unpatented Federal placer claims and miscellaneous mining equipment, was purchased in 1993 for $1,000,000 payable over five years, with payments scheduled to be completed in 1997.

(d)  Smith Creek:
     This property, consisting of 36 unpatented Federal placer claims and miscellaneous mining equipment, was purchased in 1993 for $200,000 payable over five years with payments scheduled to be completed in 1998.

(e)  Nolan Lode:
     This property consists of 179 unpatented Federal lode claims 100 percent owned by Silverado. The lode claims overlie much of the placer properties and extend beyond them.

Project Summary

Production of placer gold from Nolan Creek and its tributaries originally commenced in 1903. Silverado began acquiring claims in the area and developing the placer gold deposits in 1979. Through 1988, Silverado and a lessee produced 2,400 ounces of gold nuggets.

Due to the angular nature and attachment to quartz of much of the placer gold recovered, Silverado believes the lode source should be nearby and has staked lode claims to cover the potential source areas. These claims are in an active exploration stage, and quartz veins containing gold have been discovered in place.

From 1990 to 1993, Silverado conducted reclamation, exploration and development in preparation for commencement of production. Initially, production was carried out on the Thompson's Pup property. Then, in November 1993, the Company commenced production on the Dionne (Mary's Bench) Property. Gold bearing gravels were mined by underground methods from a frozen bench deposit. Since the Winter of 1994/95 almost 14,000 ounces of gold have been recovered by Silverado from these sites, primarily in the form of high-quality nuggets which sell at premium prices above "spot market".


(6)  HAMMOND PROPERTY

The Hammond Property, consisting of 27 Federal placer claims and 36 Federal lode claims covering one and one-half square miles, was acquired by the Company in December 1994. The Company completed a drilling program in 1995 which identified placer gold deposits similar to those on the adjoining Nolan Gold Project. The lode claims also extended the area of interest for exploration for the lode sources of the placer gold.

(7)  EAGLE CREEK ROYALTY INTEREST

The Eagle Creek Property consists of 77 State mineral claims with a total area of 4.8 square miles, located 11 miles north of Fairbanks, Alaska. The property was formerly a producer of antimony and is situated in a 20 mile long belt of lode and placer gold deposits. It is currently being explored as a gold prospect.

Silverado acquired the property in 1976. From 1984 to 1988 Silverado explored several geochemical / geophysical targets and discovered gold bearing veins and disseminated gold mineralization of economic interest.

The property was assigned to Can-Ex Resources (U.S.), Inc. on August 4, 1989 for a retained 15 percent net profits interest from production to a maximum of $5,000,000.

(8)  FRENCH PEAK PROPERTY

The French Peak property consists of four mineral claims totaling approximately one square mile, located 40 miles northwest of Smithers, British Columbia.

The known mineralization consists of silver, gold, copper, lead and zinc in a number of vein and bedded deposits. From one of these veins, a test shipment of
52.4 tons of hand-sorted ore was sent to a smelter and averaged 204 oz. silver per ton.

Silverado acquired the property in 1976 and has conducted surface exploration, including diamond drilling, to expand the known extent of the mineralization. Several geochemical / geophysical targets remain to be tested.
The property is in an advanced exploration stage.


ITEM 3
------

     LEGAL PROCEEDINGS

There are no material legal proceedings and to the best of management's knowledge, no threatened legal actions, to which Silverado or its subsidiary is a party or by which it or its properties may be encumbered.


ITEM 4
------

     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5
------

     MARKET PRICE FOR REGISTRANT'S COMMON EQUITY
     AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

Silverado's common stock trades on the NASDAQ Small-Cap Market under the symbol "GOLDF." Prior to August 11, 1995, the stock traded under the symbol "SLVRF". The following table indicates the high and low bid prices of the common shares during the periods indicated, as published by the NASDAQ:

                       QUARTER ENDED   HIGH BID   LOW BID
                       -------------   --------   -------
                       Feb 28, 1995     15/16       5/8
                       May 31, 1995       1         5/8
                       Aug 31, 1995       1        11/16
                       Nov 30, 1995      7/8       15/32

                       Feb 29, 1996      7/8        3/8
                       May 31, 1996      3/4       15/32
                       Aug 31, 1996     21/32      13/32
                       Nov 30, 1996     23/32       1/2

The foregoing prices represent inter-dealer quotations without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

(b)  Holders of Common Shares

As at January 20, 1997, there were 3,284 registered holders of Silverado's common shares, approximately 90% of whom were located in the United States.

(c)  Dividends and Interest

Silverado Mines Ltd. has not declared dividends on its common stock in the two most recent fiscal years.

Silverado is restricted in its ability to pay dividends by limitations under British Columbia law relating to the sufficiency of profits from which dividends may be paid. In addition, Silverado's Articles (the equivalent of the Bylaws of a United States corporation) provide that no dividend shall be paid otherwise than out of funds or assets properly available for the payment of dividends and declaration by the directors as to the amount of such funds or assets available for dividends shall be conclusive.

The Canadian Income Tax Act (the "Tax Act") provides in subsection 212(2) that dividends and other distributions deemed to be dividends paid or deemed to be paid by a Canadian resident company to a non-resident person shall be subject to a non-resident withholding tax of 25 percent on the gross amount of the dividend. Subject to certain exceptions, paragraph 212(1)(b) of the Tax Act similarly imposes a 25 percent withholding tax on the gross amount of interest paid by a Canadian resident to a non-resident person.

Subsection 115 (1) and Subsection 2 (3) of the Tax Act provide that a non-resident person is subject to tax at the rates generally applicable to persons resident in Canada on any "Taxable capital gain" arising on the disposition of shares of a corporation that is listed on a prescribed stock exchange (which includes NASDAQ) if:

(i) such non-resident, together with persons with whom he does not deal at arm's length, has held 25% or more of the outstanding shares of any class of stock of the corporation at any time during the five years preceding such disposition; or

(ii) the shares disposed of were used by such non-resident in carrying on a business in Canada.

A taxable capital gain is presently equal to three quarters of a capital gain.

Provisions in the Tax Act relating to dividend and interest payments by Canadian residents to persons resident in the United States are subject to the 1980 Canada - United States Income Tax Convention (the "1980 Convention"). Article X of the 1980 Convention provides that the rate of non resident withholding tax on dividends shall not exceed 10 percent (6 percent for 1996 and 5% for 1997 and subsequent years) of the gross amount of the dividends where the non-resident person who is the beneficial owner of the shares is a corporation which owns at least 10 percent of the voting stock of the corporation paying the dividend. In other cases, the rate of non-resident withholding tax shall not exceed 15 percent.

Article XI of the 1980 Convention provides that the rate of non-resident withholding tax on interest shall not generally exceed 15 percent (10% for 1996 and subsequent years) of the gross amount of the interest.

The reduced rates of non-resident withholding relating to dividends and interest provided by the 1980 Convention do not apply if the recipient carries on business or provides independent personal services through a permanent establishment situated in Canada, and the shareholding or debt claim is effectively connected with that permanent establishment. In that case, the dividends and interest as the case may be, are subject to tax at the rates generally applicable to persons resident in Canada.

Article XIII of the 1980 Convention provides that gains realized by a United States resident on the sale of shares such as those of Silverado may be taxed in both Canada and the United States. However, taxes paid in Canada by a United States resident would, subject to certain limitations, be eligible for foreign tax credit treatment in the United States, thereby minimizing the element of double taxation.

Except as described above, there are no government laws, decrees, regulations or treaties that materially restrict the export or import of capital, including foreign exchange controls, or which impose taxes, including withholding provisions, to which United States shareholders are subject.

ITEM 6
------

     SELECTED FINANCIAL DATA

The following table sets out our selected financial data for each of Silverado's fiscal years ended November 30, 1996, 1995, 1994, 1993 and 1992.

                                      YEARS ENDED NOVEMBER 30,
                           1996        1995        1994        1993        1992
                       --------------------------------------------------------
                                      000's except per share amounts
Revenues               $    298    $  3,053    $  1,516    $   --      $   --


Net  Earnings  (Loss)
for the Year (1)       $ (4,330)   $ (4,095)   $ (3,120)   $    143    $ (1,050)


Earnings  (Loss) Per
Share Total (1) (2)    $  (0.09)   $  (0.11)   $  (0.09)   $   0.01    $  (0.05)

END OF PERIOD

Assets                 $ 18,811    $ 15,140    $ 16,496    $ 15,929    $  8,420

Gold Inventory (3)     $    213    $    389    $  2,028    $    446    $   --

Long-term
Obligations            $  2,092    $  2,395    $  2,543    $   --      $  2,934

(1)  For 1993, after extraordinary item, forgiveness of debt of $1,294,614.
(2)  Loss per share for 1993 was $0.04 before extraordinary item.
(3) Gold inventory is valued at the lower of weighted average cost or net realizable value.

ITEM 7
------

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

The table below sets forth Silverado's working capital and liquidity for the years indicated:


                                                               NOVEMBER 30,
                                                        1996          1995           1994
                                                 -----------   -----------    -----------
Cash and cash equivalents                        $ 1,925,469   $   155,849    $   190,724
Other current assets                               1,054,228       462,134      2,180,299
                                                 -----------   -----------    -----------
                                                   2,979,697       617,983      2,371,023
                                                 -----------   -----------    -----------

Accounts payable and accrued liabilities            (351,154)     (527,352)      (553,931)
Loans payable secured by gold inventory              (66,511)     (176,568)          --
Payable to related parties                              --        (851,610)          --
Current portion of mineral claims payable           (179,000)     (330,000)      (200,000)
Current portion of capital lease obligation          (64,939)     (203,203)      (169,765)
                                                 -----------   -----------    -----------
                                                    (661,604)   (2,088,733)      (923,696)
                                                 -----------   -----------    -----------

Working capital (deficiency)                     $ 2,318,093   $(1,470,750)   $ 1,447,327
                                                 ===========   ===========    ===========

The major increase in the Company's working capital from a deficiency of $1,470,750 at the end of 1995 to a surplus of $2,318,093 at the end of 1996 resulted from private placements and the exercise of options. The Company further decreased its liabilities by executing and paying-off lease purchase options on several large items of heavy mining equipment. Subsequent to year end the Company's President, J.P. Tangen, relinquished his office to the Company's previous President, Garry Anselmo, who assumed those duties on an unpaid basis. This change is part of an overall strategy by the Company to reduce its administrative overhead.

The decrease in revenues from gold sales from $3,053,000 in 1995 to $298,000 in 1996 is attributable to the Company's reduced production schedule from its Nolan properties as it focused its primary efforts upon its extensive Fairbanks claims in response to the large amount of competitive activity in that area. As part of this process, the Company was able to further develop its Ester Dome Project, develop two other properties for potential sale, and to acquire, by location, the 53.86 square mile Chatanika property northwest of Fairbanks.

Long term liabilities consist of the long term portion of the Company's remaining capital lease obligation, and the Company's two-million dollar debenture which has a maturity of July 2, 1999, if not sooner converted.

The Company intends to continue its efforts to define ore bodies on Ester Dome so as to bring that property into production as soon as practical, and simultaneously, continue its placer operations at Nolan Creek. The Company intends to continue the solicitation of additional capital through either equity or debt financing, and may also engage in joint venturing or other similar arrangements conducive to accelerating production at Ester Dome. There is, however, no commitment by any party to provide such financing at this time, nor assurance that such capital will be available on terms favorable to the Company. The Company has received $335,250 subsequent to the year end as a result of options to purchase common stock being exercised.

Management believes the Company has adequate funds to operate for the coming fiscal year, and will continue its exploration and development programs as additional funds become available.

     OPERATING RESULTS

Nolan Gold Project
------------------

In November, 1993, the Company commenced production of placer gold from frozen bench deposits on the Mary's Bench portion of the Dionne Property. Since then, almost 14,000 ounces of gold have been recovered. Information gained during the early mining operations resulted in a management decision to engage in the construction of a larger infrastructure including the construction of a thirty man camp, a larger machine shop, the acquisition of several pieces of earth moving equipment and a more aggressive drilling program. These costs have yet to be fully defrayed by production.

The Company continued a limited production program in 1996 during the course of reclamation activities, as it focused its primary efforts on expansion, exploration, and development of its Fairbanks properties in response to increased competitive activity in that area. The Company intends to continue development of both placer and lode gold deposits at Nolan in 1997.

Hammond Property
----------------

In December 1994, the Company entered a lease with option to purchase an additional property adjoining the Nolan Gold Project. This new property has a history of gold production and the Company anticipates that it will add to the potential for developing additional gold reserves. The property also has lode gold and antimony potential, which the Company intends to further explore and define in 1997.

Ester Dome Gold Project
-----------------------

The Company has a 100 percent interest in the Ester Dome Gold Project. The Company commenced a number of geophysical surveys in 1995 on gold-bearing target areas selected from ACNC's data and Silverado's own previous drill results, then expanded this data with an intensive trenching and drilling program in 1996. To date, the Company has identified gold mineralization over a length of 2,500 feet, widths up to 300 feet, and to a depth of 600 feet with grades up to 3.5 ounces per ton. The Company intends to further define this ore body so as to be able to bring it into production as soon as practical.

Marshall Dome Gold Project
--------------------------

The Marshall Dome Gold Project was acquired by the Company in 1995. It covers an area of two and one-half square miles, and is located eighteen miles northeast of Fairbanks. On November 1, 1996, the Company entered into an agreement in principle to vend this property to Homestake Mining Company in return for annual cash payments, annual expenditures on the property, and the payment of a Net Smelter Return to the Company in the event of the sale of gold or other valuable minerals; but that agreement in principle has not yet been consummated.

Whiskey Gulch Property
----------------------

This property, acquired by the Company in 1996 to further enhance the desirability of its previously acquired Marshall Dome Property, above, is part of the unconsummated agreement in principle with Homestake Mining.

Mining and Environmental Regulation
-----------------------------------

Mining activities in the U.S. are subject to regulation and inspection by the Mining Safety and Health Administration of the United States Department of
Labor. In addition, the Company's activities are regulated by a variety of Federal, state, provincial and local laws and regulations relating to protection of the environment and other matters. Many agencies have the authority to require the Company to cease or curtail operations due to noncompliance with laws administered by those agencies. The operation of mining properties also requires a variety of permits from government agencies.

Management believes that it has in place all required permits for the Company's planned operations. Management knows of no areas of noncompliance with laws or regulations which could close or curtail operations.

The Company has accrued a total of $70,000 for further reclamation on the Nolan Gold Project. Additional remediation work takes place during the normal course of mining. In the event of closure or abandonment, the additional cost of reclamation would not be material. The Company posted bond of $1,500 in January, 1995 with the Alaska Statewide Bond Pool to cover this event.

With regard to the Ester Dome Gold Project, in the case of closure or abandonment, the Company estimates that any reclamation costs, net of recovery, would be immaterial.

Nature of Claims Under Federal and State Law
--------------------------------------------

The Company's properties consist of unpatented Federal mining claims and state mining claims. Titles to unpatented claims are subject to inherent uncertainties, such as whether there has been a discovery of valuable minerals on each claim and whether proper locating and filing prerequisites have been met, and such title can only be maintained by the performance of adequate annual assessment work and / or the payment of prescribed rental fees. While the Company believes that all claims which it holds were properly located under applicable law, no assurances can be given in that regard. To date, the Company believes that it has conducted and recorded all annual assessment work necessary to maintain the claims in good standing. Changes to U.S. mining laws currently under consideration would, if enacted, substantially affect all holders of unpatented Federal mining claims by imposing royalty fees on removal of minerals and fundamentally changing the rights and status of unpatented claim holders. Although management believes that the imposition of royalty fees as described above, at a minimal level, would not have a material adverse effect on the Company, it is impossible to predict the extent to which mining or environmental legislation may be enacted or amended nor the effect that such legislation could have on the Company.

Other Expenses
--------------
                                     YEARS ENDED NOVEMBER 30,
                                   1996          1995          1994
                            -----------   -----------   -----------
     Other Expenses         $ 4,106,638   $ 2,171,926   $ 2,286,068

The Company's total other expenses increased in 1996 as a direct result of the increase in employment contract expense (see Note 7d) which are in part accrued, and related to a number of agreements for services in specialized marketing and investor relations fields. Depreciation and amortization increased due to reclassification of some of the company's assets. Interest on long term debt represents the semi-annual installments on the Company's $2,000,000 convertible debenture.

As with most companies involved in the mining industry, the price of the Company's product (mainly gold) has a significant impact upon the Company's profitability. Similarly the Company's costs, as reflected in labor and materials are also affected by inflation. During the fiscal year ended November 30, 1996, the price of gold remained fairly stable, as did the rate of inflation and, thus, neither item significantly affected the Company's performance.

New Accounting Standards
------------------------

Statement of Financial Accountings Standards No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121) was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Management believes this statement will not have a material effect upon the carrying value of the Company's assets.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), was issued by the Financial Accounting Standards Board in October, 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement defines a fair value based method of accounting for employee stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future consolidated financial statements.

ITEM 8
------

         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements listed below were prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars. These principles conform, in all material respects, with those generally accepted in Canada, except as discussed in Note 1(c).



Auditors' Report                                                         F-1

Comments by Auditors for U.S. Readers
on Canada - U.S. Reporting Conflict                                      F-1

Consolidated Balance Sheets  November 30, 1996 and 1995                  F-2

Consolidated Statements of Operations and Accumulated Deficit,
Years Ended November 30, 1996, 1995 and 1994                             F-3

Consolidated Statements of Cash Flows,
Years Ended November 30, 1996, 1995 and 1994                             F-4

Consolidated Statements of Changes in Share Capital and
Capital Surplus, Years Ended November 30, 1996, 1995 and 1994            F-5

Notes to Consolidated Financial Statements                           F-6 to F-14

No schedules are presented either because the required information is disclosed elsewhere in the financial statements, or the schedules are not applicable.

                                AUDITORS' REPORT

To the Shareholders of Silverado Mines Ltd.

We have audited the consolidated balance sheets of Silverado Mines Ltd. as at November 30, 1996 and 1995, and the consolidated statements of operations and accumulated deficit, cash flows and changes in share capital and capital surplus for each of the years in the three year period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence sup porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 1996 and 1995, and the results of its operations and the changes in its financial position for each of the years in the three year period ended November 30, 1996 in accordance with generally accepted accounting principles in the United States. As required by the Company Act (British Columbia), we report, that in our opinion, these principles have been applied on a consistent basis.


/S/ KPMG
Chartered Accountants
Vancouver, Canada
January 17, 1997


                     COMMENTS BY AUDITORS FOR U.S. READERS
                       ON CANADA-U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by the uncertainty of the Company's ability to continue as a going concern, as discussed in Note 1(a). Our report to th e shareholders dated January 17, 1997 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements and accompanying notes.


/S/ KPMG
Chartered Accountants
Vancouver, Canada
January 17, 1997

SILVERADO MINES LTD.
CONSOLIDATED BALANCE SHEETS
EXPRESSED IN U.S. DOLLARS

Years Ended November 30                                                   1996          1995
                                                                  ------------  ------------
Assets
Current Assets
  Cash and cash equivalents                                       $  1,925,469  $    155,849
  Gold inventory                                                       213,004       389,119
  Accounts receivable                                                   11,265         1,010
  Prepaid expenses                                                     479,959        72,005
  Deferred employment contract expense                                 350,000          --
                                                                  ------------  ------------
                                                                     2,979,697       617,983
Mineral Properties and Development (Note 2)
  Claims and options                                                 2,327,025     1,755,811
  Deferred exploration and development expenditures                 11,286,816    10,084,116
                                                                  ------------  ------------
                                                                    13,613,841    11,839,927
  Less accumulated amortization                                     (1,384,338)   (1,260,834)
                                                                  ------------  ------------
                                                                    12,229,503    10,579,093

Building, Plant and Equipment (Note 3)                               3,503,182     3,806,350

Deferred Financing Fees
(net of amortization of $87,038: 1995 - $49,838)                        98,962       136,162
                                                                  ------------  ------------
                                                                  $ 18,811,344  $ 15,139,588
                                                                  ============  ============

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and accrued liabilities (Note 4)               $    351,154  $    527,352
  Loans payable secured by gold inventory                               66,511       176,568
  Current portion of mineral claims payable  (Note 2a)                 179,000       330,000
  Capital lease obligations - current  (Note 9b)                        64,939       203,203
  Payable to related parties                                              --         851,610
                                                                  ------------  ------------
                                                                       661,604     2,088,733
Long Term Liabilities
  Mineral claims payable (Note 2a)                                        --         200,000
  Capital lease obligations (Note 9b)                                   92,214       194,569
  Convertible debenture (Note 5)                                     2,000,000     2,000,000
                                                                  ------------  ------------
                                                                     2,092,214     2,394,569
Shareholders' Equity
  Share capital (Note 6)
  Authorized: 75,000,000 common shares
  Issued and outstanding: November 30, 1996 - 56,406,493 shares     38,506,711    28,775,211
                          November 30, 1995 - 37,431,493 shares
  Capital surplus                                                       46,352        46,352
  Deficit                                                          (22,495,537)  (18,165,277)
                                                                  ------------  ------------
                                                                    16,057,526    10,656,286
                                                                  ------------  ------------
                                                                  $ 18,811,344  $ 15,139,588
                                                                  ============  ============

See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
EXPRESSED IN U.S. DOLLARS

Years Ended November 30                                           1996           1995           1994
                                                          ------------   ------------   ------------
Revenue from gold sales                                   $    298,124   $  3,053,289   $  1,515,762
                                                          ------------   ------------   ------------

Operating costs
  Mining and processing costs                                  366,249      4,515,138      1,861,728
  Amortization of property and development costs               123,504        431,384        418,336
  Reclamation expense                                           31,993         29,397         70,000
                                                          ------------   ------------   ------------
                                                               521,746      4,975,919      2,350,064
                                                          ------------   ------------   ------------
Loss from Operations                                          (223,622)    (1,922,630)      (834,302)

Other Expenses
  Accounting and audit                                          69,331         62,891        110,312
  Corporate capital taxes                                       (5,967)        32,014           --
  Depreciation and amortization                                513,082        220,846         29,194
  Employment contract expense (Note 6)                       1,910,060        223,273        604,090
  Financing activities                                          35,159         18,900         88,551
  General exploration                                           13,980           --             --
  Interest on long term debt                                   160,000        160,000         57,425
  Legal                                                         35,733        114,294        193,027
  Loss on disposal of buildings, plant and equipment              --             --          222,188
  Loss (gain) on foreign exchange                               (5,298)        (5,332)          (349)
  Management salaries                                          263,000        184,349           --
  Management services                                          323,108        190,009         61,785
  Office expenses                                              262,333        387,498        149,771
  Other interest and bank charges (net)                          4,908         82,928         41,525
  Printing and publicity                                       371,281        410,195        391,318
  Reporting and investor relations                              26,833         24,447        190,623
  Transfer agent fees and mailing expenses                     129,095         65,614        146,608
                                                          ------------   ------------   ------------
                                                             4,106,638      2,171,926      2,286,068

Loss for the year                                           (4,330,260)    (4,094,556)    (3,120,370)

Accumulated deficit at beginning of year                   (18,165,277)   (14,070,721)   (10,950,351)
                                                          ------------   ------------   ------------

Accumulated deficit at end of year                        $(22,495,537)  $(18,165,277)  $(14,070,721)
                                                          ============   ============   ============

Loss per share (Note 1(h))                                $      (0.09)  $      (0.11)  $      (0.09)
                                                          ============   ============   ============


See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN U.S. DOLLARS

Years Ended November 30                                                        1996           1995           1994
                                                                       ------------   ------------   ------------
CASH PROVIDED BY (USED FOR):
Operations:
  Loss for the period                                                  $ (4,330,260)  $ (4,094,556)  $ (3,120,370)
  Items not involving cash:
    Employment contract expense                                           1,910,060        223,273        597,689
    Depreciation                                                            475,882        183,646         16,556
    Amortization of deferred financing fees                                  37,200         37,200         12,638
    Loss on disposal of buildings, plant and equipment                         --             --          222,188
    Amortization of property and development costs                          123,504        431,384        418,336
  Changes in non-cash operating working capital:
    Increase in accounts receivable                                         (10,255)        (1,010)          --
    Decrease (increase) in gold inventory                                   176,115      1,638,670     (1,582,189)
    Decrease (increase) in prepaid expenses                                (448,283)       120,835         67,489
    Increase (decrease) in accounts payable and accrued liabilities        (274,429)       282,488        (16,207)
                                                                       ------------   ------------   ------------
                                                                         (2,340,466)    (1,178,070)    (3,383,870)

Financing:
  Shares issued for cash                                                  7,610,000      1,104,600        199,050
  Proceeds on issue of  convertible debenture                                  --             --        2,000,000
  Financing fees                                                               --             --         (186,000)
  Increase (decrease) in loans payable secured by gold inventory           (110,057)       176,568           --
  Increase (decrease) in payable to related parties                        (851,610)       851,610        (47,434)
  Decrease in mineral claims payable                                       (351,000)       (70,000)          --
  Increase (decrease) in capital lease obligation                          (240,619)        85,072           --
                                                                       ------------   ------------   ------------
                                                                          6,056,714      2,147,850      1,965,616

Investments:
  Mineral claims and options                                               (571,214)       (32,900)      (474,504)
  Deferred exploration and development expenditures                      (1,202,700)      (617,118)    (1,603,382)
  Purchases of equipment                                                   (172,714)      (354,637)    (1,039,318)
                                                                       ------------   ------------   ------------
                                                                         (1,946,628)    (1,004,655)    (3,117,204)
                                                                       ------------   ------------   ------------


Increase (decrease) in cash and cash equivalents                          1,769,620        (34,875)    (4,535,458)
Cash and cash equivalents at beginning of year                              155,849        190,724      4,726,182
                                                                       ------------   ------------   ------------

Cash and cash equivalents at end of the year                           $  1,925,469   $    155,849   $    190,724
                                                                       ============   ============   ============

Supplemental cash flow information
  Interest paid                                                        $    242,562   $    233,942   $     39,776
                                                                       ============   ============   ============


  Issue of shares for purchase of mineral property, a non-cash
    financing and investing activity                                   $       --     $     43,750   $     12,500
                                                                       ============   ============   ============

See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHARE CAPITAL
AND CAPITAL SURPLUS
(EXPRESSED IN U.S. DOLLARS)

Years ended November 30, 1996, 1995, and 1994

                                             Number of       Share         Capital
                                               shares       Capital        Surplus
                                             ----------   ------------   ------------
Balance as at November 30, 1993              33,946,243     25,899,869         46,352
                                             ----------   ------------   ------------

Year ended November 30, 1994

  Shares issued:
    Private placement for cash                  700,000        654,150
    On exercise of share options for cash
    and employment contract expense             331,750        487,672
    For mineral property                         50,000         12,500
                                             ----------   ------------   ------------
                                              1,081,750      1,154,322           --

                                             ----------   ------------   ------------
Balance as at November 30, 1994              35,027,993     27,054,191         46,352
                                             ----------   ------------   ------------

Year ended November 30, 1995

  Shares issued:
    On exercise of share options for cash
    and employment contract expense           2,303,500      1,677,270
    For mineral property                        100,000         43,750
                                             ----------   ------------   ------------
                                              2,403,500      1,721,020           --


                                             ----------   ------------   ------------
Balance as at November 30, 1995              37,431,493     28,775,211         46,352
                                             ----------   ------------   ------------

Year ended November 30, 1996

  Shares issued:
    On exercise of share options for cash
    and employment contract expense
    (Note 6 (d))                             18,050,000      9,301,500
    Private placement for cash                  925,000        430,000
                                             ----------   ------------   ------------
                                             18,975,000      9,731,500           --



                                             ----------   ------------   ------------
Balance as at November 30, 1996              56,406,493   $ 38,506,711   $     46,352
                                             ==========   ============   ============

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements for the years ended November 30, 1996, 1995 and 1994 are prepared in conformity with accounting principles generally accepted in the United States.

(a)  Continuing Operations
     During the year ended November 30, 1996, the Company focused its activities on the Fairbanks area, explored and drilled several sites on its Ester Dome property, acquired two new properties, and continued production, on a limited basis, on other claims. The Company generated $7,610,000 in additional capital through a private placement and the exercise of options, thereby addressing its previous working capital deficiency of $1,470,750. At November 30, 1996, the Company had $2,979,697 in current assets, primarily cash, which management believes will permit it to continue its present operations for the next fiscal year. The ability of the Company to continue operations and recover amounts recorded as mineral properties, development, and buildings, plant and equipment is dependent on obtaining additional capital to fund its liabilities as they come due and to fund its operations, and exploration and development activities, the discovery of recoverable ore on its properties, and the attainment of profitable commercial operations.

(b)  Functional Currency
     The Company's reporting currency, and currency of measurement, is the U.S. dollar.

(c)  Basis of Consolidation
     The consolidated financial statements include the accounts of Silverado Mines (U.S.), Inc., a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

(d)  Gold Inventory
     Gold inventory is valued at the lower of weighted average cost and estimated net realizable value. At November 30, 1996 and 1995, gold inventory is valued at net realizable value. Any write-down of inventory to net realizable value is included in mining and processing costs.

(e)  Mineral Properties and Development
     The Company confines its exploration activities to areas from which gold has previously been produced or to properties which are contiguous to such areas and have demonstrated mineralization. Accordingly, the Company capitalizes costs of acquiring, exploring and developing mineral claims and options until such time as the properties are placed into production or abandoned; at that time costs are amortized or written off. On an on-going basis, the Company evaluates each property based on results to date to determine the nature of exploration work that is warranted in the future. If there is little prospect of further work on a property being carried out, the deferred costs related to that property are written down to the estimated amount recoverable.

     The amounts shown for mineral properties and development which have not yet commenced commercial production represent costs incurred to date, net of recoveries from developmental production, and are not intended to reflect present or future values.

     Amortization of the deferred exploration and development costs of properties in production is provided during periods of production using the straight-line method based on an estimated economic life of the ore reserves.

(f)  Buildings, Plant and Equipment
     Buildings, plant and equipment are stated at cost. Depreciation is provided on buildings, plant and equipment using the straight-line method based on an estimated life of 3 to 20 years. The Company anticipates reactivating the Grant Mine, and as a result, has started to again depreciate the assets accordingly.

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

(g)  Foreign Currencies
     Monetary assets and liabilities denominated in foreign currencies are translated into U.S. funds at the rate of exchange in effect at the year end. Revenue and expense transactions are translated at the average rates in effect during the year except depreciation of plant and equipment and amortization of mineral properties and development which are translated at historical rates. Foreign exchange gains and losses are included in the determination of income.


(h)  Loss Per Share
     Loss per share has been calculated based on the weighted average number of shares outstanding during the year. Loss per share does not include the effect of the potential conversions as their effect would be anti-dilutive. The weighted average number of shares outstanding is as follows:

          Year to November 30, 1996 45,611,698
          Year to November 30, 1995 35,678,501
          Year to November 30, 1994 34,756,800

(i)  Revenue Recognition
     Gold sales are recognized when title passes to the purchaser.

2.   MINERAL PROPERTIES AND DEVELOPMENT

(a)  Mineral Properties

     Ester Dome Properties, Fairbanks Mining District, Alaska
     --------------------------------------------------------
     These properties, which include the Grant Mine, Range Minerals #1, Range Minerals #2, St. Paul / Barelka, and Dobb's properties, make up a contiguous group of claims.

     Marshall Dome Property, Fairbanks Mining District, Alaska
     ---------------------------------------------------------
     The Company  acquired  this  property in 1995. It covers an area of two and
     one-half  square  miles,   and  is  located  eighteen  miles  northeast  of
     Fairbanks.

     Whiskey Gulch Property, Fairbanks Mining District, Alaska
     ----------------------------------------------------------
     The Company acquired four claims collectively known as "Whiskey Gulch" in 1996. These claims are located very near the Company's Marshall Dome property.

     Chatanika Property, Fairbanks Mining District, Alaska
     -----------------------------------------------------
     The Company staked 774 mining claims and 24 prospecting sites in 1996. This property covers an area of 53.86 square miles, and is located approximately 20 miles northwest of Fairbanks.

     Nolan Properties, Wiseman Mining District, Alaska
     -------------------------------------------------
     These properties, which include the Nolan Placer, Nolan Lode, Thompson's Pup, Dionne (Mary's Bench), and Smith Creek properties, make up a contiguous group of claims.

     Hammond Property, Wiseman Mining District, Alaska
     -------------------------------------------------
     The Company acquired this property, adjoining the Nolan Gold Properties, in 1994.

     Eagle Creek Property, Fairbanks Mining District, Alaska
     -------------------------------------------------------
     The Company assigned its interest and obligations related to this property to Can-Ex Resources (U.S.), Inc. ("Can-Ex"), a related company (see Note
     8), and retained a 15 percent net profit interest from production to a maximum of $5,000,000.

     French Peak Property, Omineca Mining District, British Columbia
     ---------------------------------------------------------------
     Anselmo Holdings Ltd., a related company, has a 10 percent net profits interest in the property.

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994


     Property Commitments
     --------------------
     Minimum aggregate future expenditures required in the next five years to maintain the properties in good standing are as follows:

          Year     Commitment
          -------------------
          1997   $    393,920
          1998        423,920
          1999        363,920
          2000        213,220
          2001        268,240

     The Company is also required to pay $179,000 in 1997 with respect to the Dionne (Mary's Bench) property. This amount is not at the discretion of the Company, and accordingly, has been recorded as a liability in these financial statements.

(b)  Claims and Options and Deferred Exploration and Development Expenditures

     Cumulative claims and options and deferred exploration and development expenditures are as follows:

                                         Net                                             Net
                                     book value         1996              1996        book value
     Alaska                         Nov. 30, 1995   Expenditures     Amortization    Nov. 30, 1996
                                    -------------   -------------    -------------   -------------
     Ester Dome Gold Project        $   4,573,782   $     595,426    $        --     $   5,169,208
     Marshall Dome                        138,531          40,497             --           179,028
     Nolan Gold Project                 4,118,636         508,055          (36,500)      4,590,191
     Hammond Property                     253,808          17,048             --           270,856
     Eagle Creek Royalty Interest         126,320           7,027             --           133,347
     Whiskey Gulch                           --            21,791             --            21,791
     Chatanika                               --            12,861             --            12,861

     British Columbia

     French Peak                          261,110            --               --           261,110
                                    -------------   -------------    -------------   -------------

                                        9,472,187       1,202,705          (36,500)     10,638,392
                                    -------------   -------------    -------------   -------------
     Plus:

     Cumulative net mineral
     claims and option payments         1,106,906         571,209          (87,004)      1,591,111
                                    -------------   -------------    -------------   -------------
                                    $  10,579,093   $   1,773,914    $    (123,504)  $  12,229,503
                                    =============   =============    =============   =============

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

3.   BUILDINGS, PLANT AND EQUIPMENT

Buildings, plant and equipment primarily include the mill facility and equipment of the Ester Dome/Grant Mine Gold Project and mining equipment and camp facilities at the Nolan Gold Project.

                                                                     1996           1995
                                              Accumulated        Net Book       Net Book
                                      Cost   Depreciation           Value          Value
                              ------------   ------------    ------------   ------------
     Ester Dome/Grant Mine    $  2,215,680   $   (377,754)   $  1,837,926   $  2,019,700
     Nolan Gold Project             60,757        (14,483)         46,274         43,013
     Mining Equipment            1,768,612       (419,837)      1,348,775      1,444,127
     Other Assets                  378,381       (108,174)        270,207        299,510
                              ------------   ------------    ------------   ------------

     Totals:                  $  4,423,430   $   (920,248)   $  3,503,182   $  3,806,350
                              ============   ============    ============   ============

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                   1996           1995
                                           ------------   ------------
     Accounts payable                      $    118,858   $    360,941
     Accrued interest                            64,065         66,411
     Accrued employment contract expense         98,231           --
     Accrued reclamation expense                 70,000        100,000
                                           ------------   ------------
                                           $    351,154   $    527,352
                                           ============   ============

5.   DEBENTURE

In July 1994, the Company issued a convertible callable debenture with interest payable at the rate of 8.0% per annum on December 31 and June 30 each year. The debenture is unsecured and is due July 2, 1999, subject to prior redemption or conversion. The debenture may be converted in whole or in part by the holder into common shares of the Company at a conversion price of $2.00 U.S. per share (the "Conversion Price"). In addition, conversion of the debenture may be called by the Company provided that the average trading price of the Company's common Stock has exceeded 125% of the Conversion Price for the period of 20 consecutive trading days. Financing fees paid related to the debenture have been deferred and are being amortized on a straight line basis over the debenture term of 60 months. The fair value of the debenture is not significantly different than the carrying value.

6.   SHARE CAPITAL

(a)  Common Shares

     Authorized: 75,000,000 (1995: 50,000,000) common shares, without par value.

(b)  Directors' Options

     Directors' options for 450,000 shares exercisable at Cdn. $0.37 per share and which expire June 1, 1997, were outstanding at November 30, 1996, 1995 and 1994. During the year ended November 30, 1995, the Company authorized the issuance of options to directors and officers to acquire 1,300,000 shares at $0.88 (U.S.) per share exercisable until August 14, 2004.

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

(c)  Warrants

     In conjunction with a private placement of 600,000 shares , the Company has offered a warrant for 600,000 shares at $0.60 per share exercisable until March 6, 1998, and a warrant for 600,000 shares at $0.70 per share exercisable until September 6, 1999.

          Warrants:
          ---------

                                                                                                      Amount
                                                                                 Cash      Market   credited to
       Balance       Issued     Exercised   Canceled     Balance   Exercise    Received  Price on  Share capital  Exp
     Nov 30, 95     in 1996       in 1996   in 1996   Nov 30, 96    Price      on Issue    issue    on issuance   Date
     -----------------------------------------------------------------------------------------------------------------
          --        600,000          --        --        600,000    $0.60          --      $0.63          --      3/98
          --        600,000          --        --        600,000    $0.70          --      $0.63          --      9/99
     ---------   ----------   ----------    -------   ----------             ----------            -----------
          --      1,200,000          --        --      1,200,000                   --                     --
     =========   ==========   ==========    =======   ==========             ==========            ===========

(d)  Employee Options and Other Share Transactions

     From time to time, the Company issues options for the purchase of common shares to selected part time employees as sole compensation for contracted services. The options are exercisable either at the date the options are granted, or in increments over the terms of the employment contracts.

     The Company accounts for stock compensation arising from these options in accordance with APB 25. If the market price of the Company's shares exceed the exercise price of the options at the date the options are granted, then this excess is accrued and expensed as contracted services over the term of the employment contracts on a straight line basis. When the options are exercised, share capital is credited based on the market price at the date the options were granted.

          Employee options and share transactions:
          ----------------------------------------

                                                                                                      Amount
                                                                                 Cash      Market   credited to
       Balance      Granted     Exercised   Canceled     Balance   Exercise    Received  Price on  Share capital  Exp
     Nov 30, 95     in 1996       in 1996   in 1996   Nov 30, 96    Price      on Issue    issue    on issuance   Date
     -----------------------------------------------------------------------------------------------------------------
       800,000         --         800,000      --           --      $0.30       240,000    $0.50       400,000    n/a
       214,750         --            --     104,250      110,500    $0.60          --      $1.47          --      2/97
       250,000         --            --     110,000      140,000    $0.94          --      $0.94          --      7/97
        20,000         --            --        --         20,000    $0.75          --      $0.75          --      8/97
        20,000         --            --        --         20,000    $0.75          --      $0.75          --      8/97
          --      1,000,000     1,000,000      --           --      $0.38       380,000    $0.53       530,000    n/a
          --        400,000       400,000      --           --      $0.30       120,000    $0.53       212,000    n/a
          --        300,000       300,000      --           --      $0.50       150,000    $0.75       225,000    n/a
          --        150,000       150,000      --           --      $0.50        75,000    $0.63        94,500    n/a
          --         50,000        50,000      --           --      $0.50        25,000    $0.50        25,000    n/a
          --        500,000       500,000      --           --      $0.50       250,000    $0.59       295,000    n/a
          --        500,000       500,000      --           --      $0.50       250,000    $0.50       250,000    n/a
          --        500,000       500,000      --           --      $0.50       250,000    $0.50       250,000    n/a
          --        500,000       500,000      --           --      $0.50       250,000    $0.63       315,000    n/a

          --        500,000       500,000      --           --      $0.50       250,000    $0.50       250,000    n/a
          --      1,000,000     1,000,000      --           --      $0.20       200,000    $0.53       530,000    n/a
          --        300,000       300,000      --           --      $0.20        60,000    $0.50       150,000    n/a
          --        700,000       700,000      --           --      $0.20       140,000    $0.50       350,000    n/a
          --      1,000,000     1,000,000      --           --      $0.40       400,000    $0.50       500,000    n/a
          --      1,000,000     1,000,000      --           --      $0.40       400,000    $0.50       500,000    n/a
          --      3,000,000     3,000,000      --           --      $0.40     1,200,000    $0.50     1,500,000    n/a
          --      1,100,000     1,100,000      --           --      $0.45       495,000    $0.50       550,000    n/a
          --        900,000       900,000      --           --      $0.30       270,000    $0.50       450,000    n/a
          --      3,000,000     3,000,000      --           --      $0.45     1,350,000    $0.50     1,500,000    n/a
          --         20,000          --        --         20,000    $0.50          --      $0.53          --     10/97
          --        100,000          --        --        100,000    $0.45          --      $0.59          --     10/98
          --        180,000          --        --        180,000    $0.50          --      $0.63          --     11/97
          --         50,000          --        --         50,000    $0.50          --      $0.56          --     11/97
          --         50,000          --        --         50,000    $0.60          --      $0.56          --     11/97
          --      2,000,000      850,000       --      1,150,000    $0.50       425,000    $0.50       425,000    7/97
          --      1,000,000          --        --      1,000,000    $0.60          --      $0.56          --      9/97
     ---------   ----------   ----------    -------   ----------             ----------            -----------
     1,304,750   19,800,000   18,050,000    214,250    2,840,500             $7,180,000             $9,301,500
     =========   ==========   ==========    =======   ==========             ==========            ===========

     Subsequent to the year end, options to purchase 1,150,000 common shares at $0.50 per share, described above, were amended to $0.12 per share, and exercised for a total amount of $138,000.

     Subsequent to the year end, options to purchase 1,000,000 common shares at $0.60 per share, described above, were amended to $0.12 per share, and exercised for a total amount of $120,000.

     Subsequent to the year end, options granted to purchase 50,000 common shares at $0.50 per share, and 50,000 shares at $0.60, were amended to 150,000 shares at $0.50, and 150,000 shares at $0.60, respectively. Each amended option had a fair market value of $0.40.

     Subsequent to the year end, options were granted and exercised to purchase 515,000 common shares at $0.15 per share, for a total amount of $77,250.

     As at January 31, 1997, the Company has reserved 5,469,750 shares for issuance with respect to unexercised options in the Directors' and Employees' Option Plans

     The Company has reserved 1,200,000 shares for issuance with respect to the potential exercise of warrants.

     The Company has reserved 1,000,000 shares for issuance upon the potential conversion of a convertible debenture.

7.   RELATED PARTY TRANSACTIONS

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining, Inc., Tri-Con Mining Alaska Inc. (formerly Tri-Con Mining, Arizona, Inc.), collectively the "Tri-Con Group"; and Anselmo Holdings Ltd., all of which are controlled by a director of the Company, and Kintana Resources Ltd., a company related by virtue of common directors.

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

The Tri-Con Group carries on business as operations and exploration and development contractors, and has been employed by the Company under continuous contract since 1972 to carry out all its field work and to provide administrative and management services. Under the current contract, work is charged at cost plus 8 percent for operations, and cost plus 25 percent for exploration and development. Cost includes a 12 percent charge for office overhead. Services of the directors of the Tri-Con Group are charged at the rate of Cdn. $100 per hour. Services of the Directors of the Tri-Con Group who are also Officers and Directors of the Company are not charged.

The aggregate amounts paid to the Tri-Con Group each year, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, including interest charged on outstanding balances at the Tri-Con Group's borrowing costs, are set out below. Amounts charged in excess of the costs incurred by the Tri-Con Group to render the services are also shown.

                                   Aggregate amount charged     Amount charged in excess       Excess amount as a
                                   by the Tri-Con Group for    of Tri-Con costs incurred      percentage of amount
                                           services                                                  charged
                                ---------------------------- --------------------------- ----------------------------
     Year ended Nov 30, 1996               $ 1,471,734                $    163,493                    11.1 %
     Charged directly to the               ===========                ============
             Company

     Year ended Nov 30, 1995               $ 4,170,335                $    281,441                     6.7 %
     Charged directly to the               ===========                ============
             Company

     Year ended Nov 30, 1994               $ 5,318,050                $    396,798                     7.5%
     Charged directly to the               ===========                ============
             Company


In 1989, the Company assigned its interest in and obligations related to the Eagle Creek property to Can-Ex Resources (U.S.), Inc., a subsidiary of Kintana Resources Ltd., for a net profit interest from production of 15 percent to a maximum of $5,000,000 U.S.

Anselmo Holdings Ltd. has a right to 10 percent of net profits derived from the French Peak Property.

At  November  30,  1996,   $466,688  is  receivable   from  the  Tri-Con  Group,
representing funds advanced for work in progress.

At November 30, 1995, $851,610 was payable to the Tri-Con Group.

8.   INCOME TAXES

At November 30, 1996, the Company has the following losses carried forward available to reduce future years' income for tax purposes. The tax effect of these losses has not been recorded in the accounts.

Losses carried forward for U.S., income tax purposes are available until:

                                                          Losses
                                                         Carried
                                          Year           Forward
                                          ----         -----------
                                          1997             987,000
                                          1998             546,000
                                          1999             667,000
                                          2000           1,235,000
                                          2001           2,749,000

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                          2002           1,178,000
                                          2003           1,524,000
                                          2004           1,161,000
                                          2005             742,000
                                          2006             431,000
                                          2007             747,000
                                          2008           2,101,000
                                          2009           1,960,000
                                          2010           2,400,000
                                          2011             326,000
                                                       -----------
Operating losses carried forward for tax purposes:     $18,754,000


The Company follows Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. As indicated, the Company has significant unrecognized loss carry forwards for income tax purposes. As there is no certainty as to the utilization of the loss carry forwards, the benefit attributable thereto is fully offset by the valuation allowance.

9.   COMMITMENTS AND CONTINGENCIES

(a) On January 20, 1994 , the Company entered into a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rate of $120,000 (Cdn) including operating costs.

(b) During 1994 and 1995 the Company entered into capital leases for mining equipment with the following future minimum lease payments:

          Year ending November 30 -          1997      $ 78,570
                                             1998        78,570
                                             1999        20,815
                                                       --------

          Total minimum lease payments                  177,955
          Less:  interest payable                       (20,802)
                                                        157,153
          Less:  current portion                        (64,939)
                                                       --------
                                                       $ 92,214

(c) The Company has entered into an unconsummated agreement in principle with Homestake Mining Company to possibly vend its Whiskey Gulch and Marshall Dome properties in return for annual cash payments, annual expenditures on the properties, and a Net Smelter Return to the Company in the event of the production and sale of gold or other valuable minerals.

(d) The Company has entered into compensation agreements with the three directors of the Company. The agreements provide for severance arrangements where a change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the directors aggregates $6,200,000 plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following the terminations, though this amount was subsequently reduced to $4,200,000.

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

(e) The Company's operations are affected by Federal, state, provincial and local laws and regulations regarding environmental protection. The Company estimates the cost of reclamation based primarily upon environmental and regulatory requirements. The costs are accrued annually and the accrued liability is reduced as reclamation expenditures are made. Reclamation has been largely carried out during the normal course of mining.


10.  COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform with the presentation adopted in 1996.

ITEM 9

     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


The information required by Part III of this report:

Item 10   Directors and Executive Officers,
-------

Item 11   Executive Compensation
-------

Item 12   Security Ownership of Certain Beneficial Owners of Management, and
-------

Item 13   Certain Relationships and Related Transactions
-------

is incorporated herein by reference from the Company's definitive proxy statement with respect to the 1997 Annual Meeting of the Shareholders to be held in May, 1997. The Company's definitive proxy statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14
-------
         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

(1) The following financial statements are included in Part II, Item 8 to this report:

     Auditors' Report

     Comments by Auditors for U.S. Readers on Canada - U.S. Reporting Conflict

     Consolidated Balance Sheets at November 30, 1996 and 1995

     Consolidated Statements of Operations and Accumulated Deficit, years ended November 30, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows, years ended November 30, 1996, 1995 and 1994

     Consolidated Statements of Changes in Share Capital and Capital Surplus, years ended November 30, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

(2)  Financial statement schedules:

     No schedules are presented either because the required information is disclosed elsewhere in the financial statements, or the schedules are not applicable.

(3)  Exhibits required to be filed are listed in Item 14(c).

(b)  Reports on Form 8-K:

     During the last quarter of the fiscal year covered by this report, no Form 8-K Current reports were filed by the Company.

(c)  Exhibits

     Consent of KPMG Peat Marwick Thorne.

(3)  Articles of Incorporation and Bylaws

(i) (a) Altered memorandum of Silverado, including increase in authorized capital to 50,000,000 shares without par value is incorporated by reference to Exhibit 3 to Silverado's 10-Q for the quarter ended May 31, 1993.

(ii) (a) Articles of Aalenian Resources Ltd. is incorporated by reference to
     Exhibit 3(c) to Silverado's Registration Statement on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, July 10, 1984.

(4)  Instruments Defining Rights of Security Holders, Including Indentures

(a) Specimen certificate representing shares of the capital stock of Silverado is incorporated by reference to Exhibit 4(a) to Silverado's Report on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.

(10) Material Contracts

(a)  Operating   Agreement   between   Silverado  and  Tri-Con  Mining  Ltd.  is
     incorporated by reference to Exhibit 10 (d)(2) to Silverado's Form 10-Q for the quarter ended May 31, 1988.

(b) Management Compensatory Plan - Silverado Mines Ltd. 1994 Stock Option and Bonus Plan. Incorporated by reference to Exhibit 10.4 to Silverado's Registration Statement on Form S-3, File No. 33-76880.

(e)  Property Option Agreements.

(i)  Grant Mine Property

(a)  Agreement  for   Conditional   Purchase  and  Sale  of  Mining  Property  -
     Silverado/Burggraf (10/6/78) is incorporated by reference to Exhibit 10(e)(i)(a) to Silverado's Registration Statement on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.

(d) Exploration and Mining Lease - Silverado Mines (U.S.), Inc./ Gilbert Dobbs (11/6/84) is incorporated by reference to Exhibit 10(e)(f) to the Registrant's Report on Form 10-K for the fiscal year ended November 30, 1984.

(ii) Range Minerals Property

(a)  Agreement  #1-Silverado/Taylor  (8/30/80) is  incorporated  by reference to
     Exhibit 10(e)(ii)(a) to Silverado's Registration Statement on Form 10, 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.

(b)  Agreement #2  Silverado/Taylor  (8/30/80) is  incorporated  by reference to
     Exhibit 10(e)(ii)(b) to Silverado's Registration Statement on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.


(iii)St. Paul Barelka Property

(a) Equity Agreement - Silverado/Barelka/May/Thoennes (5/12/79) is incorporated by reference to Exhibit 10(e)(iii)(a) to Silverado's Registration Statement on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.


(iv) Eagle Creek Property

(a) Option Agreement - Taylor/O'Hara/Tan (7/9/76) is incorporated by reference to Exhibit 10(e)(v)(a) to Silverado's Registration Statement on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.

(b) Assignment of Option - Aalenian (now Silverado)/Tan (8/26/76) is incorporated by reference to Exhibit 10(e)(v)(b) to Silverado's Registration on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.

(c)  Assignment  of Option - Can-Ex.  (8/4/89) is  incorporated  by reference to
     Exhibit 10(e)(v)(c) to Silverado's Report on Form 10-K, for the fiscal year ended November 30, 1989.

(v)  Thompson Pup Property


(a) Option Agreement - Figlenski/Carlson/Silverado (6/9/81) is incorporated by reference to Exhibit 0(e)(vi)(a) to Silverado's Registration Statement on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.

(vi) French Peak Property

(a) Amendment of Agreement - Silverado / Can-Ex (now Anselmo Holdings)(9/19/80) is incorporated by reference to Exhibit 10(e)(ix)(d) to Silverado's Registration Statement on Form 10, No. 0-12132 filed May 11, 1984, as amended on Form 8, filed July 10, 1984.

(b) Amendment of Agreement (7/21/83) is incorporated by reference to Exhibit 10(e)(ix)(e) to Silverado's Registration Statement on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.

(vii)Smith Creek Property

(a) Purchase and Sales Agreement - Mickelson / Anderson / Silverado (08/20/93) is incorporated by reference to Exhibit 10(vii)(a) to the Registrants Report on Form 10-K for the fiscal year ended November 30, 1993.

(viii)Mary's Bench Property

(a) Purchase and Sales Agreement - Dionne / Dionne / Deveny / Silverado (09/21/93) is incorporated by reference to Exhibit 10(viii)(a) to the Registrants Report on Form 10-K for the fiscal year ended November 30, 1993.


(ix) Marshall Dome Property

     Agreement for Purchase and Sale - Raymond Moore / "BJ" Hall / Silverado, dated October 9, 1995.


(x)  Hammond Property

     Lease of Mining Claims with Option to Purchase - Alaska Mining Company Inc. ("ALMINCO") / Silverado, dated February 3, 1995.

(11) Statement Re Computation of Per Share Earnings The computation of per share net earnings/loss as described in Note 1(h) to the financial statements set forth in Item 8 of this report is by this reference incorporated herein.

(21) Subsidiaries of Registrant

     The information required in Exhibit 21 is set forth in Item 1(a) of this report and by this reference incorporated herein.

(23) Consents of Experts and Counsel

(a)  Consent of of KPMG Peat Marwick Thorne, filed herewith.

                                POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Garry L. Anselmo his true and lawful attorney-in-fact and agent, with full power of substitution and restitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:


/s/ Garry L. Anselmo                                                Feb 27, 1997
------------------------                                            ------------
Garry L. Anselmo
Chairman of the Board of Directors


/s/ J.P. Tangen                                                     Feb 26, 1997
------------------------                                            ------------
J.P. Tangen
Director


/s/ James F. Dixon                                                  Feb 26, 1997
------------------------                                            ------------
James F. Dixon
Director


/s/ K. Maxwell Fleming                                              Feb 26, 1997
------------------------                                            ------------
K. Maxwell Fleming
Director

                                   SIGNATURES


PURSUANT to the requirements of Section 1 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SILVERADO MINES LTD.


BY: /s/ Garry L. Anselmo                                            Feb 27, 1997
------------------------                                            ------------
G.L. Anselmo, Chairman
Chief Financial Officer