Form 10-K/A
period 1996-11-30
SILVERADO MINES LTD
filed 1997-03-27
CIK 731727

FORM 10-K/A No.1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996.

     Commission file number 0-12132


                              SILVERADO MINES LTD.
             (Exact name of registrant as specified in its charter)


British Columbia, Canada                                              98-0045034
(State  or  other   jurisdiction  of                       (IRS Employer ID No.)
incorporation or organization)

Suite 505, 1111 West Georgia Street
Vancouver, British Columbia, Canada   V6E 4M3                     (604) 689-1535
(Address of Principal Executive Offices)         (Registrant's telephone number)


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

Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting stock held by non-affiliates on January 28, 1997 was $25,647,744.

The number of shares outstanding on January 28, 1997 was 58,556,493

Documents incorporated by Reference:  None

Total number of pages, including cover page: 12

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

(a)(b) Identification of Directors and Executive Officers. The executive officers and directors of the Company are listed below. The directors of the Company are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Executive officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

The current executive officers and directors of the Company are:

Name                              Age  Position
----                              ---  --------
Garry L. Anselmo, B.A. (1)        53   Chairman of the Board and Chief Operating
                                       Officer since May 4, 1973; President and
                                       Chief Executive Officer from May 1, 1979 to November 4, 1994, and from March 1,
                                       1997 to present.

K. Maxwell Fleming, C.A. (1)(2)   60   Director since July 24, 1979

James F. Dixon (1)(2)             49   Director since May 6, 1988
-------------
     (1)  Members of Silverado's Audit Committee
     (2)  Members of Silverado's Compensation Committee


(c) Significant Employees. Not applicable to reporting registrant.

(d) Family Relationships. There are no family relationships among any of the Company's officers and/or directors.

(e) Business Experience of Directors and Executive Officers.

     Mr. Anselmo is presently the Chairman of the Board of Directors, President, and Chief Executive and Chief Financial Officer of Silverado and of its wholly owned subsidiary, Silverado Mines (U.S.), Inc. He resumed his duties as President, Chief Executive Officer, and Chief Financial Officer on March 1, 1997, after transferring those duties to J.P. Tangen from November 1, 1994, until March 1, 1997. Prior to the arrival of Mr. Tangen, he held those duties from May of 1973. Mr. Anselmo founded Tri-Con Mining Ltd., a private mining service company, in 1968, and is currently a shareholder, Director, and President of Tri-Con. He is also President and a Director of Tri-Con's United States operating subsidiaries, Tri-Con Mining Inc. and Tri-Con Mining Alaska, Inc. (formerly "Tri-Con Mining (Arizona) Inc.")

     Mr. Fleming is a Director of Silverado and a member of Silverado's Audit Committee. He serves as a Director of Silverado Mines (U.S.), Inc., the wholly owned subsidiary of Silverado. Mr. Fleming is a Chartered Accountant.

     Mr. Dixon is a Director of the Company and its U.S. subsidiary. Mr. Dixon holds a Bachelor of Commerce Degree and has been engaged in the practice of law since 1973. He is a lawyer and a partner in the law firm of Shandro Dixon Edgson, Barristers and Solicitors, of Vancouver, British Columbia.

(f) Involvement in Certain Legal Proceedings. During the past five years, no director or executive officer of the Company has been involved in legal proceedings of the nature required to be disclosed by this Item.

(g) Promoters and Control Persons. Not applicable to reporting registrant.

Compliance with Section 16 of the Securities Exchange Act. The Company's executive officers and directors are required under Section 16 of the U.S. Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended November 30, 1996 each of its officers and directors timely complied with all filing requirements, except that Messrs. Dixon and Fleming did not timely file a Form 5 prior to January 14, 1997, as required to report their receipt of stock options granted automatically on December 12, 1996 pursuant to the formula provisions of the Directors' Stock Option Plan.

Item 11. Executive Compensation.
--------------------------------

(a) (b) Summary Compensation Table


                                          Annual                                      Long Term
                                       Compensation                               Compensation Awards
                                       ------------                               -------------------
                                                                              Securities
Name and                                                                      Underlying
Principal Position          Year    $   Salary ($)  Bonus ($)   Other ($)  Options/SAR's (#)  All Other ($)
------------------          ----   ---  ----------  ---------   ---------  -----------------  -------------
J.P. Tangen                 1996   Cdn  $  323,108

President, CEO & CFO        1995   US   $   91,244  $       0   $       0       200,000           $   0
                            1995   Cdn  $  172,884
                            1994        $        0  $       0   $       0                         $   0

Garry L. Anselmo (1) (3)    1996   Cdn  $        0  $       0   $       0                         $   0
Chairman, President,        1995   Cdn  $        0  $       0   $       0     1,000,000           $   0
CEO & CFO                   1994   Cdn  $        0  $       0   $       0                         $   0
-----------------------------------------------------------------------------------------------------------

(1) Mr. Tangen was elected to serve as the Company's President, CEO, and CFO from November 1, 1994 until March 1, 1997. Those positions have otherwise been held by Mr. Anselmo.

(2) Mr. Tangen's salary was specified as $10,000 per month (U.S.), or the Canadian equivalent thereof, net of withholding and other taxes, resulting in an annual salary equal to $120,000 (U.S.) plus taxes due on that net amount. In 1995 Mr. Tangen received a portion of his salary in Canadian dollars, and a portion in U.S. dollars, which in the aggregate summed to the U.S. dollar equivalent of his contractual salary.

(3) Mr. Anselmo is employed and compensated by Tri-Con Mining Ltd., which provides management and mining exploration and development services of the Company. Tri-Con does not bill Silverado for Mr. Anselmo's time spent on behalf of Silverado.


(c) (d) Option/SAR Grants and Exercises and Year End Values. During the fiscal year ended November 30, 1996, no stock options were granted to or exercised by any named executive officer. The following table shows the value of unexercised options held at fiscal year-end by each named executive officer.

                   # Securities
Employee            Underlying      Exercise (Base)   Expiration    Present
Name           Unexercised Options  Price ($/share)      Date        Value
---------------------------------------------------------------------------
G.L. Anselmo          1,000,000         $0.88        Dec. 11, 2004   $0.00
J.P. Tangen             200,000         $0.88        Jun. 14, 1997   $0.00

(e) (f) Long-Term Incentive Plans and Defined Benefit Plans. The Company does not have any long-term incentive plan, pension plan, or similar compensatory plan for its Executive Officers.

(g) Compensation of Directors. Directors of the Company receive no fees on an annual or per meeting basis, but the Company has periodically granted to directors Options to purchase Common Shares.

(h) Employment Contracts and Termination and Change in Control Arrangements. Mr. J.P. Tangen was employed as the Company's President, CEO and CFO commencing November 1, 1994, until March 1, 1997, pursuant to an employment contract providing for a salary of $10,000 per month (U.S.), net of withholdings and other taxes. Pursuant to this contract, Mr. Tangen will be entitled to receive a termination payment equal to one year's salary as a result of his employment being terminated for a reason other than his willful misconduct.

(i) Report on Repricing of Options/SAR's. During the fiscal year ended November 30, 1996, the company did not amend the terms of any stock options or SAR's previously awarded to any of the named executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

(a) (b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of January 28, 1997, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock: by each person or group who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock; by all directors; by each executive officer required to be named in the summary compensation table; and by all directors and executive officers as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals.

                                             Amount and Nature      Percent of
                                               of Beneficial       Outstanding
Name/Address of Beneficial Owner                 Ownership           Shares
------------------------------------        -------------------   -------------
Garry L. Anselmo                                 2,884,681  (1)        4.9
K. Maxwell Fleming                                 351,000  (2)        0.6
James F. Dixon                                     514,500  (3)        0.9

All Directors and Executive Officers as          3,750,181             6.4
   a group (three persons)

J.P. Tangen                                        200,002  (4)        0.3

Tri-Con Group                                    1,884,614  (5)        3.2
Suite 505 - 1111 West Georgia Street
Vancouver, BC V6E 4M3

     (1) Comprised of 1,557 shares owned by Tri-Con Mining Ltd., of which Garry Anselmo owns 60%; of 1,883,057 shares held by Tri-Con Mining Inc., a wholly owned subsidiary of Tri-Con Mining Ltd.; 1,000,000 in exercisable stock options, and 67 shares held directly by Mr. Anselmo. Mr. Anselmo disclaims beneficial ownership of the 1,883,057 shares held by Tri-Con.

     (2)  Includes directors options for 350,000 shares.

     (3)  Includes directors options for 400,000 shares.

     (4) Includes options of 200,000 shares, and 2 shares held directly by Mr. Tangen. Pursuant to provisions of the plan, Mr. Tangen's options automatically expire on June 14, 1997.


     (5) Tri-Con Group holds all shares under note (1) save 1,000,000 in exercisable options and 67 directly held shares of Mr. Anselmo.

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

     See "Executive Compensation" concerning the Company's relationship with the Tri-Con Group.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                            SILVERADO MINES LTD.



Date: March 27, 1997                  By:            /s/ G. L. Anselmo
                                          --------------------------------------
                                          G. L. Anselmo, President, CEO, and CFO

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

(c)  Exhibits

     Consent of KPMG Peat Marwick Thorne.

(3)  Articles of Incorporation and Bylaws
     ------------------------------------

(i)(a) Altered memorandum of Silverado, including increase in authorized capital to 50,000,000 shares without par value is incorporated by reference to
     Exhibit 3 to Silverado's 10-Q for the quarter ended May 31, 1993.

(ii)(a) Articles of Aalenian  Resources  Ltd. is  incorporated  by  reference to
     Exhibit 3(c) to Silverado's Registration Statement on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, July 10, 1984.

(4)  Instruments Defining Rights of Security Holders, Including Indentures
     ---------------------------------------------------------------------

(a) Specimen certificate representing shares of the capital stock of Silverado is incorporated by reference to Exhibit 4(a) to Silverado's Report on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.

(10) Material Contracts
     ------------------

(a)  Operating   Agreement   between   Silverado  and  Tri-Con  Mining  Ltd.  is
     incorporated by reference to Exhibit 10 (d)(2) to Silverado's Form 10-Q for the quarter ended May 31, 1988.

(b) Management Compensatory Plan - Silverado Mines Ltd. 1994 Stock Option and Bonus Plan. Incorporated by reference to Exhibit 10.4 to Silverado's Registration Statement on Form S-3, File No. 33-76880.

(e)  Property Option Agreements.
     ---------------------------

(i)  Grant Mine Property
     -------------------

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

(ii) Range Minerals Property
     -----------------------

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


(iii) St. Paul Barelka Property
      -------------------------

(a) Equity Agreement - Silverado/Barelka/May/Thoennes (5/12/79) is incorporated by reference to Exhibit 10(e)(iii)(a) to Silverado's Registration Statement on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.


(iv) Eagle Creek Property
     --------------------

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

(v)  Thompson Pup Property
     ---------------------

(a) Option Agreement - Figlenski/Carlson/Silverado (6/9/81) is incorporated by reference to Exhibit 0(e)(vi)(a) to Silverado's Registration Statement on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.

(vi) French Peak Property
     --------------------

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


(vii) Smith Creek Property
      --------------------

(a) Purchase and Sales Agreement - Mickelson / Anderson / Silverado (08/20/93) is incorporated by reference to Exhibit 10(vii)(a) to the Registrants Report on Form 10-K for the fiscal year ended November 30, 1993.


(viii) Mary's Bench Property
       ---------------------

(a) Purchase and Sales Agreement - Dionne / Dionne / Deveny / Silverado (09/21/93) is incorporated by reference to Exhibit 10(viii)(a) to the Registrants Report on Form 10-K for the fiscal year ended November 30, 1993.


(ix) Marshall Dome Property
     ----------------------

     Agreement for Purchase and Sale - Raymond Moore / "BJ" Hall / Silverado, dated October 9, 1995 is incorporated herein by reference to Exhibit
     (10)(ix) to the Registrants Report on Form 10-K for the fiscal year ended November 30, 1995.


(x)  Hammond Property
     ----------------

     Lease of Mining Claims with Option to Purchase - Alaska Mining Company Inc. ("ALMINCO") / Silverado, dated February 3, 1995, is incorporated by reference to Exhibit (10)(x) to the Registrants Report on Form 10-K for the fiscal year ended November 30, 1995.

(11) Statement Re Computation of Per Share Earnings The computation of per share net earnings/loss as described in Note 1(h) to the financial statements set forth in Item 8 of this report is by this reference incorporated herein.


(21) Subsidiaries of Registrant

     The information required in Exhibit 21 is set forth in Item 1(a) of this report and by this reference incorporated herein.

(23) Consents of Experts and Counsel

(a) Consent of KPMG, formerly known as "KPMG Peat Marwick Thorne", previously filed.

(b) Consent of KPMG, formerly known as "KPMG Peat Marwick Thorne" regarding Form S-8, filed herewith.