Form 10-Q
period 1997-02-28
SILVERADO MINES LTD
filed 1997-04-11
CIK 731727

FORM 10Q



                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED February 28, 1997

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
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                               Outstanding at April 7, 1997
--------------------                                ----------------------------
(Common stock (npv))                                64,071,493

SILVERADO MINES LTD.
CONSOLIDATED BALANCE SHEETS
EXPRESSED IN U.S. DOLLARS
                                                                          As at
                                                              February 28     November 30
                                                                     1997            1996
                                                             ------------    ------------
Assets
Current Assets
  Cash and cash equivalents                                  $    478,828    $  1,925,469
  Gold inventory (Note 2)                                         190,795         213,004
  Accounts receivable                                              17,698          11,265
  Prepaid expenses                                                610,971         479,959
  Deferred employment contract expense                               --           350,000
                                                             ------------    ------------
                                                                1,298,292       2,979,697
Mineral Properties and Development
  Claims and options                                            2,352,660       2,327,025
  Deferred exploration and development expenditures            11,800,489      11,286,816
                                                             ------------    ------------
                                                               14,153,149      13,613,841
  Less accumulated amortization                                (1,384,338)     (1,384,338)
                                                             ------------    ------------
                                                               12,768,811      12,229,503

  Building, Plant and Equipment                                 3,438,378       3,503,182

  Deferred Financing Fees (net of amortization of $96,338)         89,662          98,962
                                                             ------------    ------------
                                                             $ 17,595,143    $ 18,811,344
                                                             ============    ============

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and accrued liabilities (Note 4)          $    248,013    $    351,154
  Loans payable secured by gold inventory                            --            66,511
  Current portion of mineral claims payable                       119,000         179,000
  Capital lease obligations - current                              56,414          64,939
  Receivable from related parties                                (451,869)           --
                                                             ------------    ------------
                                                                  (28,442)        661,604

Long Term Liabilities
  Capital lease obligations                                        92,214          92,214
  Convertible debenture (Note 6)                                2,000,000       2,000,000
                                                             ------------    ------------
                                                                2,092,214       2,092,214
Shareholders' Equity
  Share capital (Note 5)
  Authorized: 75,000,000 common shares
  Issued and outstanding:
    February 28, 1997 - 59,071,493 shares                      39,589,238      38,506,711
    November 30, 1996 - 56,406,493 shares
  Capital surplus                                                  46,352          46,352
  Deficit                                                     (24,104,219)    (22,495,537)
                                                             ------------    ------------
                                                               15,531,371      16,057,526
                                                             ------------    ------------
                                                             $ 17,595,143    $ 18,811,344
                                                             ============    ============


See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT
EXPRESSED IN U.S. DOLLARS

                                                  Three Months Ended
                                              February 28    February 29
                                                     1997           1996
                                             ------------   ------------
Revenue from gold sales                      $     57,902   $     69,585
  Less Mining and processing costs                 22,914         47,684
                                             ------------   ------------
Gain from Operations                               34,988         21,901

Administrative Expenditures                       572,980        347,799

Employment contract expense (Note 5d)           1,070,690        531,085
                                             ------------   ------------

Loss for the period                            (1,608,682)      (856,983)

Accumulated deficit at beginning of period    (22,495,537)   (18,165,277)
                                             ------------   ------------

Accumulated deficit at end of period         $(24,104,219)  $(19,022,260)
                                             ============   ============

Loss per share                               $     (0.028)  $      (0.02)
                                             ============   ============

See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN U.S. DOLLARS
                                                                 Three Months Ended
                                                            February 28     February 29
                                                                   1997            1996
                                                           ------------    ------------
CASH PROVIDED BY (USED FOR):
Operations:
  Loss for the period                                      $ (1,608,682)   $   (856,983)
  Items not involving cash:
    Employment contract expense                               1,070,690         531,085
    Depreciation                                                116,042          50,140
    Amortization of deferred financing fees                       9,300           9,300
  Changes in non-cash operating working capital:
    Increase in accounts receivable                              (6,433)        (51,055)
    Decrease in gold inventory                                   22,209          47,684
    Decrease (increase) in prepaid expenses                    (131,012)         40,515
    Decrease in accounts payable and accrued liabilities        (76,554)       (124,210)
                                                           ------------    ------------
                                                               (604,440)       (353,524)
Financing:
   Shares issued for cash                                       335,250         835,915
   Increase in unsecured loan                                      --           130,000
   Decrease in loans payable secured by gold inventory          (66,511)        (10,087)
   Decrease in payable to related parties                      (451,869)       (252,174)
   Decrease in mineral claims payable                           (60,000)           --
   Decrease in capital lease obligation                          (8,525)        (36,521)
                                                           ------------    ------------
                                                               (251,655)        667,133
Investments:
   Mineral claims and options                                   (25,635)       (110,000)
   Deferred exploration and development expenditures           (513,673)       (166,173)
   Purchases of equipment                                       (51,238)           --
                                                           ------------    ------------
                                                               (590,546)       (276,173)

Increase (decrease) in cash and cash equivalents             (1,446,641)         37,436
Cash and cash equivalents at beginning of year                1,925,469         155,849
                                                           ------------    ------------

Cash and cash equivalents at end of the year               $    478,828    $    193,285
                                                           ============    ============

Supplemental cash flow information
   Interest paid                                           $     80,000    $     80,000
                                                           ============    ============

See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) FEBRUARY 28, 1997

1.   Basis of Presentation

     The financial information at February 28, 1997 and for the three month period ended February 28, 1997 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The results of operations for the three month period ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Gold inventory is valued at the lower of weighted average cost or estimated net realizable value.

3.   Deferred Production Expenditures

     Costs associated with waste removal and preparation for gold recovery are deferred and charged to production on a unit of production basis.

4.   Accounts Payable

     Accounts payable and accrued liabilities consists of:

                                                     FEBRUARY 28,   NOVEMBER 30,
                                                    ------------   ------------
                                                        1997           1996

     Accounts payable                                     84,703        118,858
     Accrued interest                                     26,666         64,065
     Accrued employment contract expense (Note 5d)        71,644         98,231
     Accrued reclamation expenses                         65,000         70,000
                                                    ------------   ------------
                                                    $    248,013   $    351,154
                                                    ============   ============

5.   Share Capital

     (a) Common Shares. Authorized: 75,000,000 common shares, without par value.

     (b) Directors Options. The Company has reserved 3,475,000 shares for issuance, exercisable until August 14, 2004, in accordance with the terms and conditions of its December 12, 1994, Stock Option Plan; and 450,000 shares for issuance, exercisable until June 1, 1997, in accordance with the terms and conditions of its June 1, 1992, Stock Option Plan.

     (c) Warrants. The Company has reserved a total of 1,200,000 shares for issuance with respect to a warrant for 600,000 shares exercisable until March 6, 1998, and a warrant for 600,000 shares exercisable until September 6, 1999.

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) FEBRUARY 28, 1997

     (d) Employee Options and Other Share Transactions. From time to time, the Company issues options for the purchase of common shares to selected part time employees as sole compensation for employment contract expense in accordance with the terms and conditions of its April 20, 1994, Stock Option and Stock Bonus Plan. The Company accounts for compensation arising from these options in accordance with APB 25. If the market price of the Company's shares exceed the exercise price of the options at the date the options are granted, then this excess is accrued and expensed as contracted services over the term of the employment contracts, on a straight line basis. When the options are exercised, share capital is credited based on the market price at the date the options were granted.

     The company has reserved 1,029,750 shares for issuance, exercisable until October 21, 1998, in accordance with the terms and conditions of this plan. The Company has also reserved 1,000,000 shares for issuance upon the potential conversion of a convertible debenture.

6.   Convertible Debenture

     In July, 1994, the Company issued an 8% convertible callable debenture which is unsecured and is due July 2, 1999, subject to prior redemption or conversion. The debenture may be converted in whole or in part by the holder into common shares of the Company at a Conversion Price of $2.00
     U.S. per share (the "Conversion Price"). In addition, the Company may require the holder to convert the debenture at the Conversion Price, in whole or in part, if the average market price of the Company's shares has exceeded 125% of the Conversion Price for a period of 20 consecutive trading days. Financing fees paid related to the debenture have been deferred are being amortized on a straight line basis over the five year term of the debenture.


7.   Commitments and Contingencies

     The Company has a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rate of $120,000 (Cdn.) including operating costs.

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) FEBRUARY 28, 1997


                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.


Three Months 1997 v. 1996
-------------------------

Revenue during the first three months of 1997 is from continued sales of gold from the Company's gold inventory. Current liabilities decreased from $661,604 to a debit balance of $28,442 as a function of advances to related parties and the Company's continued reduction of its trade payables; while current assets decreased from $2,979,697 to $1,298,292 as a function of the Company's commitment of funds to its drilling and exploration programs on its Fairbanks, Alaska, properties. Prepaid expenses represent contractual payments to the Company's principal contractor to fund this exploration and development work. The Company's remaining long term liabilities consist primarily of a $2,000,000 convertible debenture.


Liquidity and Capital Resources at February 28, 1997
----------------------------------------------------

At February 28, 1997, the Company's cash position was reduced to $478,828 as it continued to fund active exploration and development programs on several of its Fairbanks, Alaska, gold properties. During the quarter funds were received from sales of gold inventory, and through the exercise of new and outstanding options, and subsequent to the quarter, from shares issued in accordance with Regulation "S" (see Item 5). Management believes that the $1,227,280 raised by these subsequent issues restores the Company's liquidity to its fiscal year-end level.


Results of Operations
---------------------

     (a)  Ester Dome Gold Project
At Ester Dome, near Fairbanks, Alaska, the Company is continuing to define the St. Paul ore zone through an active drilling and trenching program, and has completed drilling on 20 exploration holes. The Company is presently seeking additional capital in order to bring this project into production, though there is no commitment for such capital at this time.


     (b)  Chatanika Property
This property was newly staked by the Company in late 1996 in response to aerial and ground anomalies which it observed. The property consists of 774 mining claims and 24 prospecting sites which the Company plans to explore and define in 1997.

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) FEBRUARY 28, 1997

     (c)  Nolan Gold Project
At the Nolan Gold Project in northern Alaska, the Company continued limited production in 1996 as it refocused its primary efforts on its Fairbanks properties, but still plans to continue further development of both its placer and lode deposits in 1997.


     (d)  Hammond Property
This property, located adjacent to the Company's Nolan Gold Project in northern Alaska, has a history of gold production which the Company plans to further explore and define in 1997 in conjunction with its activities on the Nolan Gold Project.


                                OTHER INFORMATION


Item 4
------

None.



Item 5   Other Information.
-----------------------------

On February 28, 1997, the Company's President, J.P. Tangen, relinquished his office to the Company's previous President, Garry Anselmo, who assumed those duties on an unpaid basis. Mr. Tangen resigned as a director on March 14, 1997.

On March 23, 1997, the Company entered into an agreement to issue 1,000,000 of its common shares, at price of $0.31 per share, in an offshore placement conducted under the provisions of Regulation "S". The shares will be sold for cash with an 8% commission payable to the placement agent in cash or in shares valued at the offering price. The offer was made by the offshore placement agent to a limited number of investors who are not "U.S. persons".

On April 3, 1997, the Company entered into an agreement to issue 4,000,000 Units of securities at a price of $0.252 per share, less a nine percent commission payable to the Company's placement agent, in an offshore placement conducted under the provisions of Regulation "S". Each Unit consists of one Common Share and one-half of a Warrant. One Warrant is exercisable until April 4, 1999, to purchase one Common Share at a price of $0.42. The securities were offered by an offshore placement agent to a limited number of investors who are not "U.S. persons".


Item 6
------

None.

SILVERADO MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) FEBRUARY 28, 1997


--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       SILVERADO MINES LTD.


                                                       /s/ G.L. Anselmo
                                                       ----------------
                                                       President / CEO / CFO