Form 10-Q
period 1997-05-31
SILVERADO MINES LTD
filed 1997-07-15
CIK 731727

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC    20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MAY 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Commission file number 0-12132

                            SILVERADO GOLD MINES LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

British Columbia, Canada                                 98 -0045034
---------------------------------                  --------------------------
(State or other jurisdiction                       (I.R.S. Employer I.D. No.)
of incorporation or organization)

Suite 505, 1111 West Georgia Street
-------------------------------------------
Vancouver, British Columbia, Canada V6E 4M3             (604) 689-1535
-------------------------------------------      ------------------------------
(Address of Principal Executive Offices)         (Registrant's telephone number)

SILVERADO MINES LTD.
---------------------
(Former name, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SECURITIES AND EXCHANGE ACT OF 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at July 1, 1997
------------------                                ---------------------------
Common stock (npv)                                64,151,493


SILVERADO GOLD MINES LTD.
CONSOLIDATED BALANCE SHEETS                                                                      AS AT
EXPRESSED IN U.S. DOLLARS                                                              MAY 31            NOVEMBER 30
                                                                                        1997                1996
                                                                                   ---------------------------------
Assets
Current Assets
  Cash and cash equivalents                                                        $    540,713        $  1,925,469
  Gold inventory (Note 2)                                                               168,875             213,004
  Accounts receivable                                                                    15,238              11,265
  Prepaid expenses                                                                      585,654             479,959
  Receivable from related parties                                                       561,453                   -
  Deferred employment contract expense                                                        -             350,000
                                                                                   --------------------------------
                                                                                      1,871,933           2,979,697
Mineral Properties and Development
  Claims and options                                                                  2,326,971           2,327,025
  Deferred exploration and development expenditures                                  12,455,168          11,286,816
                                                                                   --------------------------------
                                                                                     14,782,139          13,613,841
  Less accumulated amortization                                                      (1,384,338)         (1,384,338)
                                                                                   --------------------------------
                                                                                     13,397,801          12,229,503

Building, Plant and Equipment                                                         3,325,196           3,503,182

Deferred Financing Fees (net of amortization of $105,638, 1996 - $87,038)                80,362              98,962
                                                                                   --------------------------------

                                                                                   $ 18,675,292        $ 18,811,344
                                                                                   --------------------------------
                                                                                   --------------------------------

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and accrued liabilities (Note 4)                                $    367,475         $   351,154
  Loans payable secured by gold inventory                                                     -              66,511
  Current portion of mineral claims payable                                              59,000             179,000
  Capital lease obligations - current                                                    47,784              64,939
                                                                                   --------------------------------
                                                                                        474,259             661,604
Long Term Liabilities
  Capital lease obligations                                                              92,214              92,214
  Convertible debenture (Note 6)                                                      2,000,000           2,000,000
                                                                                   --------------------------------
                                                                                      2,092,214           2,092,214
Shareholders' Equity
  Share capital (Note 5)
  Authorized: 100,000,000 common shares
  Issued and outstanding:   May 31, 1997 - 64,151,493 shares                         40,860,811          38,506,711
                            November 30, 1996 - 56,406,493 shares
  Capital surplus                                                                             -              46,352
  Deficit                                                                           (24,751,992)        (22,495,537)
                                                                                   --------------------------------
                                                                                     16,108,819          16,057,526
                                                                                   --------------------------------

                                                                                   $ 18,675,292        $ 18,811,344
                                                                                   --------------------------------
                                                                                   --------------------------------


See accompanying notes to consolidated financial statements

SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT
EXPRESSED IN U.S. DOLLARS

                                                     SIX MONTHS ENDED
                                                 MAY 31             MAY 31
                                                  1997               1996
                                             ---------------------------------
Revenue from gold sales                      $      77,482       $      98,648
   Less Mining and processing costs                 44,835              79,118
                                             ---------------------------------
Income from Operations                              32,647              19,530

Administrative Expenditures                      1,225,682             801,381

Employment contract expense (Note 5c)            1,063,420           1,656,778
                                             ---------------------------------
Loss for the period                             (2,256,455)         (2,438,629)

Accumulated deficit at beginning of period     (22,495,537)        (18,165,277)
                                             ---------------------------------
Accumulated deficit at end of period         $ (24,751,992)      $ (20,603,906)
                                             ---------------------------------
                                             ---------------------------------
Loss per share                               $      (0.039)      $      (0.060)
                                             ---------------------------------
                                             ---------------------------------

See accompanying notes to consolidated financial statements

SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN U.S. DOLLARS

                                                                            SIX MONTHS ENDED
                                                                        MAY 31            MAY 31
                                                                         1997              1996
                                                                    ------------------------------
CASH PROVIDED BY (USED FOR):

Operations:
  Loss for the period                                               $ (2,256,455)     $ (2,438,629)
  Items not involving cash:
    Employment contract expense                                        1,063,420         1,656,778
    Depreciation                                                         233,331           100,281
    Amortization of deferred financing fees                               18,600            18,600
  Changes in non-cash operating working capital:
    Increase in accounts receivable                                       (3,973)           (7,255)
    Increase in receivable from related parties                         (561,453)                -
    Decrease in gold inventory                                            44,129            79,118
    Decrease (increase) in prepaid expenses                             (105,695)           40,490
    Increase (decrease) in accounts payable and accrued liabilities       50,179           (150,531)
                                                                    ------------------------------
                                                                      (1,517,917)         (701,148)

Financing:
  Shares issued for cash                                               1,560,470         2,830,000
  Increase in unsecured loan                                                   -           100,000
  Decrease in loans payable secured by gold inventory                    (66,511)          (36,516)
  Decrease in payable to related parties                                       -          (829,723)
  Decrease in mineral claims payable                                    (120,000)         (211,000)
  Decrease in capital lease obligation                                   (17,155)          (84,173)
                                                                    ------------------------------
                                                                       1,356,804         1,768,588
Investments:
  Mineral claims and options                                                  54           (60,000)
  Deferred exploration and development expenditures                   (1,168,352)         (301,014)
  Purchases of equipment                                                 (55,345)           (3,413)
                                                                    ------------------------------
                                                                      (1,223,643)         (364,427)

Increase (decrease) in cash and cash equivalents                      (1,384,756)          703,013
Cash and cash equivalents at beginning of period                       1,925,469           155,849
                                                                    ------------------------------
Cash and cash equivalents at end of the period                      $    540,713      $    858,862
                                                                    ------------------------------
                                                                    ------------------------------
Supplemental cash flow information
  Interest paid                                                     $     80,000      $     80,000
                                                                    ------------------------------
                                                                    ------------------------------


See accompanying notes to consolidated financial statements

SILVERADO GOLD MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) MAY 31, 1997



1.   BASIS OF PRESENTATION

     The financial information at May 31, 1997 and for the six month period ended May 31, 1997 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The results of operations for the six month period ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES

     Gold inventory is valued at the lower of weighted average cost or estimated net realizable value.

3.   DEFERRED PRODUCTION EXPENDITURES

     Costs associated with waste removal and preparation for gold recovery are deferred and charged to production on a unit of production basis.

4.   ACCOUNTS PAYABLE

     Accounts payable and accrued liabilities consists of:


                                                         MAY 31,    NOVEMBER 30,
                                                          1997         1996
                                                     ----------     ----------

     Accounts payable                                   194,548        118,858
     Accrued interest                                    66,666         64,065
     Accrued employment contract expense (Note 5c)       64,373         98,231
     Accrued reclamation expenses                        41,888         70,000
                                                     ----------     ----------
                                                     $  367,475     $  351,154
                                                     ----------     ----------
                                                     ----------     ----------

5.   SHARE CAPITAL

     (a)  INCREASE IN AUTHORIZED SHARES.   At the Company's Annual General
     Meeting of May 21, 1997, the shareholders approved an increase in the Company's authorized shares from 75,000,000 shares to 100,000,000 shares.

     (b) DIRECTORS OPTIONS. The Company has reserved 3,475,000 shares for issuance, exercisable until August 14, 2004, in accordance with the terms and conditions of its December 12, 1994, Stock Option Plan; and 450,000 shares for issuance, originally exercisable until June 1, 1997 but subsequently extended to June 1, 2002, in accordance with the terms and conditions of its June 1, 1992, Stock Option Plan.

SILVERADO GOLD MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) MAY 31, 1997


     (c) EMPLOYEE OPTIONS. From time to time, the Company issues options for the purchase of common shares to selected part time Contract employees as sole compensation for contracted services in accordance with the terms and conditions of its April 20, 1994, Stock Option and Stock Bonus Plan. The Company accounts for compensation arising from these options in accordance with APB 25. If the market price of the Company's shares exceed the exercise price of the options at the date the options are granted, then this excess is accrued and expensed over the term of the employment contracts, on a straight line basis. When the options are exercised, share capital is credited based on the market price at the date the options were granted. The Company has reserved 1,029,750 shares for issuance, exercisable until October 21, 1998, in accordance with the terms and conditions of this plan.

     (d) WARRANTS. The Company has reserved a total of 3,200,000 shares for issuance with respect to a warrant for 600,000 shares exercisable until March 6, 1998; a warrant for 2,000,000 shares exercisable until April 3, 1999; and a warrant for 600,000 shares exercisable until September 6, 1999.

      (e) OTHER SHARE TRANSACTIONS. The Company has reserved 1,000,000 shares for issuance upon the potential conversion of a convertible debenture, and 704,212 shares for issuance under the terms of its 14-for-13 forward stock split of May 21, 1997. The Company has also reserved 1,100,000 shares with respect to its outstanding offer to purchase the assets and liabilities of Kintana Resources Ltd.

6.   CONVERTIBLE DEBENTURE

     In July, 1994, the Company issued an 8% convertible callable debenture which is unsecured and is due July 2, 1999, subject to prior redemption or conversion. The debenture may be converted in whole or in part by the holder into common shares of the Company at an original Conversion Price of $2.00 U.S. per share (the "Conversion Price"), subsequently modified to $1.857 as a result of the Company's 14/13 "forward stock split" approved May 21, 1997. In addition, the Company may require the holder to convert the debenture at the Conversion Price, in whole or in part, if the average market price of the Company's shares has exceeded 125% of the Conversion Price for a period of 20 consecutive trading days. Financing fees paid related to the debenture have been deferred are being amortized on a straight line basis over the five year term of the debenture.

7.   COMMITMENTS AND CONTINGENCIES

     The Company has a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rate of $120,000 (Cdn.) including operating costs.

SILVERADO GOLD MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) MAY 31, 1997


                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

SIX MONTHS 1997 V. 1996

Revenue during the first six months of 1997 was received from the on-going sale of gold from the Company's existing gold inventory, though the majority of the Company's cash was raised through equity funding of its activities by the issuance of additional shares of its stock. Current liabilities decreased from $661,604 to $474,259 primarily as a function of a reduction in the current portion of mineral claims payable; while current assets decreased from $2,979,697 to $1,871,933 as a function of the Company's continued commitment of funds to its drilling and exploration programs on its Fairbanks, Alaska, properties. Prepaid expenses remained relatively constant, representing contractual payments to the Company's principal Alaska contractor to fund the exploration and development work being conducted on the Company's properties near Fairbanks. The Company's remaining long term liabilities consist primarily of a $2,000,000 convertible debenture.

LIQUIDITY AND CAPITAL RESOURCES AT MAY 31, 1997

At May 31, 1997, the Company's cash position was reduced to $540,713 as it continued to incur expenses in support of its active exploration and development programs on its Fairbanks, Alaska, properties - primarily its Ester Dome Gold Property where it drilled 30 new exploration holes. During the quarter, some funds were received from sales of existing gold inventory, and additional funds from shares issued in accordance with the provisions of Regulation "S". The Company is continuing to focus its resources primarily upon the exploration and development of its Fairbanks properties, principally the Ester Dome Gold Project (see below). The Company plans to continue raising funds for this activity through the development of additional equity, though it may consider a joint-venture or similar arrangement with another company if it is advantageous for it to do so.

RESULTS OF OPERATIONS

     (a)  ESTER DOME GOLD PROJECT

This is the Company's most active property, at present. At Ester Dome near Fairbanks, Alaska, the Company is continuing to define the St. Paul Gold Deposit through drilling and trenching programs and has completed drilling of 30 new exploration holes, totaling 6,000 feet, in addition to the 20 holes it drilled during the first quarter. Surface trenching has shown the St. Paul Gold Deposit to be at least 3,000 feet long and open to extension in all directions. Detailed drilling on a 700 foot long section of the deposit has shown intersections of 10 to 125 feet and average gold grades from 0.02 to 0.17 ounces per ton. The Company intends to continue drilling this property for the purpose of proving-up minable gold deposits which it can then put into production.

SILVERADO GOLD MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) MAY 31, 1997


     (d)  CHATANIKA PROPERTY

This property, consisting of 774 mining claims and 24 prospecting sites, was newly staked by the Company in late 1996 in response to aerial and ground anomalies which it observed. The Company plans to commence evaluation of these claims in 1997.

     (c)  NOLAN GOLD PROJECT

At the Nolan Gold Project in northern Alaska, the Company continued off-season reclamation and maintenance activities as it continued to focus its primary efforts, and resources, on its Fairbanks properties. However, it still plans to continue further development of both its placer and lode deposits later in 1997.

     (d)  HAMMOND PROPERTY

This property, located adjacent to the Company's Nolan Gold Project in northern Alaska, has a history of gold production which the Company plans to further explore and define later in 1997 in conjunction with its activities on the Nolan Gold Project.

                                OTHER INFORMATION

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  *

The Annual General Meeting of Shareholders was held on May 21, 1997. Results of the voting were as follows:


(a)       ELECTION OF DIRECTORS                              IN FAVOR        AGAINST       WITHHELD
          ---------------------                              --------        -------       --------

          Garry L. Anselmo                                  46,930,559         17,050        437,069
          K. Maxwell Fleming                                47,098,319         17,050        274,309
          James F. Dixon                                    47,105,319         17,050        267,309

(b)       KPMG AS AUDITORS                                   IN FAVOR        AGAINST       WITHHELD
          ----------------                                   --------        -------       --------
                                                            47,524,271        397,864        106,433

(c)       CHANGE NAME TO SILVERADO GOLD MINES LTD.           IN FAVOR        AGAINST       WITHHELD
          ----------------------------------------           --------        -------       --------
                                                            46,571,572      1,421,521        108,575

(d)       FORWARD STOCK SPLIT                                IN FAVOR        AGAINST       WITHHELD
          -------------------                                --------        -------       --------
                                                            36,097,728      2,956,585        399,290

(e)       INCREASE AUTHORIZED SHARES TO 100,000,000          IN FAVOR        AGAINST       WITHHELD
          -----------------------------------------          --------        -------       --------
                                                            35,151,526      3,813,082        445,325

(f)       EMPLOYMENT SEVERANCE AGREEMENT WITH                IN FAVOR        AGAINST       WITHHELD
          -----------------------------------                --------        -------       --------
             GARRY L. ANSELMO
                                                            15,092,068      4,854,548        428,760


SILVERADO GOLD MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) MAY 31, 1997


(g)       AMEND ARTICLES RE BUSINESS COMBINATIONS            IN FAVOR        AGAINST       WITHHELD
          ---------------------------------------            --------        -------       --------
                                                            16,355,270      3,195,560        628,173

(h)       AMEND ARTICLES RE CERTAIN COMPANY                  IN FAVOR        AGAINST       WITHHELD
          ---------------------------------                  --------        -------       --------
             PURCHASES OF STOCK                             15,826,479      3,698,601        624,073
             ------------------

(i)       AMEND THE 1994 STOCK OPTION PLAN                   IN FAVOR        AGAINST       WITHHELD
          --------------------------------                   --------        -------       --------
                                                            14,491,207      4,308,329        461,573

     *  14,723,575 Shares Not Voted

ITEM 5    OTHER INFORMATION.

None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit 3(i)(b) Articles of Amendment filed herewith.

------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SILVERADO GOLD MINES LTD.



                                        /s/ G.L. Anselmo

                                        G.L. Anselmo
                                        President / CEO / CFO

                                     FORM 20
                                  (Section 371)
                                                             Certificate of
                                                        Incorporation No. 57,126

                                   COMPANY ACT

                               ORDINARY RESOLUTION


     The following ordinary resolution was passed by the undermentioned company on the date stated:

     Name of company:            SILVERADO MINES LTD.

     Date resolution passed:     MAY 21, 1997

     Resolution [see note (a)]:

     "Resolved, as an Ordinary Resolution, that the Memorandum of the Company be altered by increasing the authorized capital from 80,769,230 shares without par value to 100,000,000 shares without par value."

              THE MEMORANDUM AS ALTERED IS ATTACHED AS SCHEDULE A.

     Certified a true copy May 21, 1997.


                                                     /s/ Stuart B. Morrow
                                                     --------------------
                                                     Signature

                                                     Company Solicitor
                                                     ---------------------------
                                                     Relationship to the Company


Note:

(a)  Insert text of ordinary resolution.
(b)  See section 1(1) for definition of "ordinary resolution".

                                   SCHEDULE A

             ATTACHED TO THE ORDINARY RESOLUTION DATED MAY 21, 1997
                             OF SILVERADO MINES LTD.

                                   COMPANY ACT

                                     ------

                                   MEMORANDUM
                                    (Altered)

                                       OF

                            SILVERADO GOLD MINES LTD.


1.   The name of the company is "SILVERADO GOLD MINES LTD."

2. The Company is restricted from carrying on all businesses except the following:

     (a) To acquire by purchase, lease, hire, discovery, location or otherwise, and hold mines, mineral claims, mineral leases, mining lands, prospects, licenses and mining rights of every description, and to work, develop, operate, turn to account, sell, or otherwise dispose thereof.

     (b) To dig, drill, or bore for, raise crush, wash, smelt, reduce, refine, amalgamate, assay, analyse, and otherwise treat gold, silver, copper, lead, iron, coal, petroleum, natural gas, and any other ore, deposit, metal, or mineral whatsoever, whether belonging to the Company or not, and to render the same merchantable, and to buy, sell, and deal in the same or any product thereof.

     (c) To engage in any branch of mining, smelting, milling, and refining minerals.

     (d) To acquire by purchase, lease, hire, exchange, or otherwise timber lands, leases, or claims, rights to cut timber, surface rights and rights-of-way, water rights and privileges, patents, patent rights and concessions, and other real or personal property.

     (e) To acquire by purchase, lease, hire, exchange, or otherwise, and to construct, operate, maintain, or alter, trails, roads, ways, tramways, reservoirs, dams, flumes, race and other ways, water-courses, canals, aqueducts, pipe-lines, wells, tanks, bridges, wharves, piers, mills, pumping plants, factories, foundries, furnaces, coke-ovens, crushing works, smelting-works, concentrating works, refining works, hydraulic, electrical, and other works and appliances, power devices and plants of every kind, laboratories, warehouses, boarding houses, dwellings, buildings, machinery, plant, and other works and conveniences, and to buy, sell, manufacture, and deal in all kinds of goods, stores, provisions, implements, chattels, and effects.

     (f) To build, purchase, lease, hire, charter, navigate, use and operate cars, wagons, and other vehicles, boats, ships, and other vessels.

     (g) To sell or otherwise dispose of ore, metal, oil, gas, or mineral product, and to take contracts for mining work of all kinds, and to accept as the consideration shares, stock, debentures, or other securities of any limited company, whatsoever incorporated and carrying on any business, directly or indirectly, conductive to the objects of a specially limited company, if such shares (except the shares of a company having non-personal liability), stock, debentures, or other securities are fully paid up, and to sell or to otherwise dispose thereof.

3. The authorized capital of the Company consists of 100,000,000 shares without par value.

                                     FORM 19
                                  (Section 371)
                                                             Certificate of
                                                        Incorporation No. 57,126


                                   COMPANY ACT

                               SPECIAL RESOLUTION


     The following special resolution was passed by the undermentioned company on the date stated:

     Name of company:         SILVERADO MINES LTD.

     Date resolution passed:  MAY 21, 1997

     Resolution:

1. Resolved, as a Special Resolution, that the Memorandum of the Company be altered by changing the Company's name to "Silverado Gold Mines Ltd".

2. Resolved, as a Special Resolution, that the Memorandum of the Company be altered by subdividing all of the 75,000,000 shares without par value in the capital the Company into 80,769,230 shares without par value, each 13 shares being subdivided into 14 shares.

3. Resolved, as a Special Resolution, that the Company's Articles be altered by the addition of new Parts 20 and 21 in the form set out in Schedule A attaching to and forming a part of this resolution.

4. Resolved, as a Special Resolution, that the Company's Articles be altered by repealing and replacing the existing sections 6.1 and 6.2, and by the addition of new Part 22 in the form set out in Schedule B attaching to and forming a part of this resolution.

               THE MEMORANDUM AS ALTERED IS ATTACHED AS SCHEDULE C

     Certified a true copy May 21, 1997.


                                                         /s/ Stuart B. Morrow
                                                         -----------------------
                                                         (Signature)

                                                         Company Solicitor
                                                         -----------------------
                                                         Relationship to Company

                                   SILVERADO MINES LTD.

    Schedule A attaching to Special Resolutions (Form 21) dated May 21, 1997

PART 20   CERTAIN BUSINESS COMBINATIONS

20.1 The Company may not consummate a "Business Combination" with any "Interested Shareholder" for a period of three years following the date that such member became an Interested Shareholder unless the Business
       Combination:

       a.     (i)    is approved by the holders of a majority of the outstanding voting shares of the Company held by members other than Interested Shareholders; or

              (ii) is approved by a majority of the Board of Directors who are not Interested Shareholders and who were members of the Board of Directors prior to the time that the Interested Shareholder became an Interested Shareholder; and

       b.     is made at a price per share which is no less than the higher of
              (i) the price offered in any tender offer, as defined by rules of the Securities and Exchange Commission ("SEC"), in which any Interested Shareholder participated, or (ii) the average of the closing sale price of the Company's shares as reported by NASDAQ during the period of six years immediately preceding the Business Combination.

              A "Business Combination" means merger, asset sale, acquisition, disposition, or any other transaction involving assets or consideration with a value equal to at least 10% of the Company's net worth, determined by the Company's most recent audited balance sheet.

              An "Interested Shareholder" means a person who:

              (i) announces or publicly discloses a plan or intention to become the beneficial owner of voting shares of the Company representing ten percent or more of the Company's outstanding voting shares; or

              (ii) at any time within the three year period immediately prior to the date in question beneficially owned ten percent or more of the Company's outstanding voting shares; or

              (iii) is an affiliate or associate (within the meaning of those terms in the Company Act of British Columbia) of the foregoing.

20.2 This Part 20 may not be repealed, amended or modified except with the approval of the greater of:

       a.     75% of votes cast in person or by proxy at a general meeting; or

       b. the holders of a majority of the Company's outstanding voting shares held by members other than Interested Shareholders.

PART 21   EQUAL TREATMENT OF MEMBERS

21.1   No bidder shall make a tender offer to members unless:

       a. the tender offer is open to all members of the class of securities subject to the tender offer; and

       b. the consideration paid to any member pursuant to the tender offer is the highest consideration paid to any other member during such tender offer.

21.2 This Part 21 may not be repealed, amended or modified except with the approval of the greater of:

       a.     75% of votes cast in person or by proxy at a general meeting; or

       b. the holders of a majority of the Company's outstanding voting shares held by members other than Interested Shareholders.

                              SILVERADO MINES LTD.

    Schedule B attaching to Special Resolutions (Form 21) dated May 21, 1997

PART 6    PURCHASE AND REDEMPTION OF SHARES

6.1 Subject to Part 22, the Company may purchase any of its shares unless the special rights and restrictions attached thereto otherwise provide.

6.2 Subject to Part 22, if the Company proposes to redeem some but not all of the shares of any class, the Directors may, subject to the special rights and restrictions attached to such class of shares, decide the manner in which the shares to be redeemed are to be selected.

PART 22   CERTAIN COMPANY PURCHASES OF STOCK

22.1 The Company may not purchase any shares of the Company's voting shares, or any securities which are convertible into shares of the Company's voting shares, from any "Interested Shareholder" for a period of three years following the date that such member became an Interested Shareholder unless the purchase of such shares:

       a.     (i)    is approved by the holders of a majority of the outstanding voting shares of the Company held by members other than Interested Shareholders; or

              (ii) is approved by a majority of the Board of Directors who are not Interested Shareholders and who were members of the Board of Directors prior to the time that the Interested Shareholder became an Interested Shareholder; and

       b. is made at a price per share which is not in excess of the average of the closing bid price of the Company's shares as reported by NASDAQ during the period of six years immediately preceding the date the Interested Shareholder became an Interested Shareholder.

22.2   An "Interested Shareholder" means a person who:

       a. announces or publicly discloses a plan or intention to become the beneficial owner of voting shares of the Company representing ten percent or more of the Company's outstanding voting shares; or

       b. at any time within the three year period immediately prior to the date in question beneficially owned ten percent or more of the Company's outstanding voting shares; or

       c. is an affiliate or associate (within the meaning of those terms in the Company Act of British Columbia) of the foregoing.

22.3 This Part 22 shall not apply to any convertible security outstanding prior to the date of the adoption of this Part 22 nor to any security issued pursuant to any stock option or bonus plan or other compensatory plan or arrangement which is in effect on the date this Part 22 is approved by the members of the Company.

22.4 This Part 22 may not be repealed, amended or modified except with the approval of a majority of the Company's outstanding voting shares held by members other than Interested Shareholders.

                                   SCHEDULE C

              ATTACHED TO THE SPECIAL RESOLUTION DATED MAY 21, 1997
                          OF SILVERADO GOLD MINES LTD.

                                   COMPANY ACT
                                     ------

                                   MEMORANDUM
                                    (Altered)

                                       OF

                            SILVERADO GOLD MINES LTD.


1.     The name of the company is "SILVERADO GOLD MINES LTD."

2. The Company is restricted from carrying on all businesses except the following:

       (a) To acquire by purchase, lease, hire, discovery, location or otherwise, and hold mines, mineral claims, mineral leases, mining lands, prospects, licenses and mining rights of every description, and to work, develop, operate, turn to account, sell, or otherwise dispose thereof.

       (b) To dig, drill, or bore for, raise crush, wash, smelt, reduce, refine, amalgamate, assay, analyse, and otherwise treat gold, silver, copper, lead, iron, coal, petroleum, natural gas, and any other ore, deposit, metal, or mineral whatsoever, whether belonging to the Company or not, and to render the same merchantable, and to buy, sell, and deal in the same or any product thereof.

       (c) To engage in any branch of mining, smelting, milling, and refining minerals.

       (d) To acquire by purchase, lease, hire, exchange, or otherwise timber lands, leases, or claims, rights to cut timber, surface rights and rights-of-way, water rights and privileges, patents, patent rights and concessions, and other real or personal property.

       (e) To acquire by purchase, lease, hire, exchange, or otherwise, and to construct, operate, maintain, or alter, trails, roads, ways, tramways, reservoirs, dams, flumes, race and other ways, water-courses, canals, aqueducts, pipe-lines, wells, tanks, bridges, wharves, piers, mills, pumping plants, factories, foundries, furnaces, coke-ovens, crushing works, smelting-works, concentrating works, refining works, hydraulic, electrical, and other works and appliances, power devices and plants of every kind, laboratories, warehouses, boarding houses, dwellings, buildings, machinery, plant, and other works and conveniences, and to buy, sell, manufacture, and deal in all kinds of goods, stores, provisions, implements, chattels, and effects.

       (f) To build, purchase, lease, hire, charter, navigate, use and operate cars, wagons, and other vehicles, boats, ships, and other vessels.

       (g) To sell or otherwise dispose of ore, metal, oil, gas, or mineral product, and to take contracts for mining work of all kinds, and to accept as the consideration shares, stock, debentures, or other securities of any limited company, whatsoever incorporated and carrying on any business, directly or indirectly, conductive to the objects of a specially limited company, if such shares (except the shares of a company having non-personal liability), stock, debentures, or other securities are fully paid up, and to sell or to otherwise dispose thereof.

3. The authorized capital of the Company consists of 80,769,230 shares without par value.