Form 10-Q
period 1997-08-31
SILVERADO GOLD MINES LTD
filed 1997-10-14
CIK 731727

FORM 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED August 31, 1997.

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     Commission file number 0-12132


                            SILVERADO GOLD MINES LTD.
                            -------------------------
             (Exact name of registrant as specified in its charter)


                            British Columbia, Canada
                            ------------------------
         (State or other jurisdiction of incorporation or organization)

                                   98 -0045034
                                   -----------
                           (I.R.S. Employer I.D. No.)

                      Suite 505, 1111 West Georgia Street
                  Vancouver, British Columbia, Canada V6E 4M3
                  -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 689-1535
                                 --------------
                        (Registrant's telephone number)

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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at September 24, 1997
--------------------                           ---------------------------------
(Common stock (npv))                           70,967,493

SILVERADO GOLD MINES LTD.
CONSOLIDATED BALANCE SHEETS                                                     As at
EXPRESSED IN U.S. DOLLARS                                             August 31      November 30
                                                                        1997            1996
                                                                    -------------   -------------

Assets
Current Assets
  Cash and cash equivalents                                         $      90,471   $   1,925,469
  Gold inventory (Note 2)                                                  83,342         213,004
  Accounts receivable                                                      22,289          11,265
  Prepaid expenses to related parties                                     430,617         479,959
  Receivable from related parties                                         770,425            --
  Deferred employment contract expense                                       --           350,000
                                                                    -------------   -------------

                                                                        1,397,144       2,979,697

Mineral Properties and Development
  Claims and options                                                    2,326,971       2,327,025
  Deferred exploration and development expenditures                    13,088,532      11,286,816
                                                                    -------------   -------------
                                                                       15,415,503      13,613,841
  Less accumulated amortization                                        (1,384,338)     (1,384,338)
                                                                    -------------   -------------

                                                                       14,031,165      12,229,503

Building, Plant and Equipment                                           4,474,278       4,423,428
  Less accumulated depreciation                                        (1,273,262)       (920,246)
                                                                    -------------   -------------
                                                                        3,201,016       3,503,182

Deferred Financing Fees                                                    71,062          98,962
  (net of amortization of $114,938, 1996 - $87,038)                 -------------   -------------

                                                                    $  18,700,387   $  18,811,344
                                                                    =============   =============

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and accrued liabilities (Note 4)                 $     377,425   $     351,154
  Loans payable secured by gold inventory                                    --            66,511
  Loans payable unsecured                                                  15,000            --
  Current portion of mineral claims payable                                  --           179,000
  Capital lease obligations - current                                      30,310          64,939
                                                                    -------------   -------------

                                                                          422,735         661,604
Long Term Liabilities
  Capital lease obligations                                                92,214          92,214
  Convertible debenture (Note 6)                                        2,000,000       2,000,000
                                                                    -------------   -------------
                                                                        2,092,214       2,092,214
Shareholders' Equity
  Share capital (Note 5)
  Authorized: 100,000,000 common shares
  Issued and outstanding:  August 31, 1997 - 68,376,493 shares         41,660,366      38,553,063
                           November 30, 1996 - 56,406,493 shares
  Deficit                                                             (25,474,928)    (22,495,537)
                                                                    -------------   -------------

                                                                       16,185,438      16,057,526
                                                                    -------------   -------------

                                                                    $  18,700,387   $  18,811,344
                                                                    =============   =============


See accompanying notes to consolidated financial statements

SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT
EXPRESSED IN U.S. DOLLARS
                                                           Nine Months Ended
                                                      August 31        August 31
                                                         1997             1996
                                                    -------------    -------------
Revenue from gold sales                             $     141,772    $     209,278
  Mining and processing costs                            (130,368)        (157,007)
  Amortization of property and development costs             --            (32,413)
                                                    -------------    -------------
Income from Operations                                     11,404           19,858

Administrative Expenditures                             1,857,042        1,272,965

Employment contract expense (Note 5c)                   1,133,753        2,291,471
                                                    -------------    -------------

Loss for the period                                    (2,979,391)      (3,544,578)

Accumulated deficit at beginning of period            (22,495,537)     (18,165,277)
                                                    -------------    -------------

Accumulated deficit at end of period                $ (25,474,928)   $ (21,709,855)
                                                    =============    =============

Loss per share                                      $      (0.046)   $      (0.085)
                                                    =============    =============

See accompanying notes to consolidated financial statements

                                                          Three Months Ended
                                                      August 31        August 31
                                                         1997             1996
                                                    -------------    -------------
Revenue from gold sales                             $      64,290    $     110,630
  Mining and processing costs                             (85,533)         (77,889)
  Amortization of property and development costs             --            (32,413)
                                                    -------------    -------------
Income (loss) from Operations                             (21,243)             328

Administrative Expenditures                               631,360          471,584

Employment contract expense (Note 5c)                      70,333          634,693
                                                    -------------    -------------

Loss for the period                                      (722,936)      (1,105,949)

Accumulated deficit at beginning of period            (24,751,992)     (20,603,906)
                                                    -------------    -------------

Accumulated deficit at end of period                $ (25,474,928)   $ (21,709,855)
                                                    =============    =============

Loss per share                                      $      (0.007)   $      (0.025)
                                                    =============    =============


See accompanying notes to consolidated financial statements

SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN U.S. DOLLARS
                                                                              Nine Months Ended
                                                                           August 31       August 31
                                                                              1997           1996
                                                                         -------------   -------------
CASH PROVIDED BY (USED FOR):

Operations:
  Loss for the period                                                    $ (2,979,391)   $ (2,438,629)
  Items not involving cash:
    Employment contract expense                                             1,133,753       1,656,778
    Depreciation                                                              353,016         100,281
    Amortization of deferred financing fees                                    27,900          18,600
  Changes in non-cash operating working capital:
    Increase in accounts receivable                                           (11,024)         (7,255)
    Increase in receivable from related parties                              (770,425)           --
    Decrease in gold inventory                                                129,662          79,118
    Decrease (increase) in prepaid expenses from related parties               49,342          40,490
    Increase (decrease) in accounts payable and accrued liabilities            64,108        (150,531)
                                                                         -------------   -------------
                                                                           (2,003,059)       (701,148)
Financing:
  Shares issued for cash                                                    2,285,713       2,830,000
  Increase in unsecured loan                                                   15,000         100,000
  Decrease in loans payable secured by gold inventory                         (66,511)        (36,516)
  Decrease in payable to related parties                                         --          (829,723)
  Decrease in mineral claims payable                                         (179,000)       (211,000)
  Decrease in capital lease obligation                                        (34,629)        (84,173)
                                                                         -------------   -------------
                                                                            2,020,573       1,768,588
Investments:
  Mineral claims and options                                                       54         (60,000)
  Deferred exploration and development expenditures                        (1,801,716)       (301,014)
  Purchases of equipment                                                      (50,850)         (3,413)
                                                                         -------------   -------------
                                                                           (1,852,512)       (364,427)

Increase (decrease) in cash and cash equivalents                           (1,834,998)        703,013
Cash and cash equivalents at beginning of period                            1,925,469         155,849
                                                                         -------------   -------------

Cash and cash equivalents at end of the period                           $     90,471    $    858,862
                                                                         =============   =============
Supplemental cash flow information
  Interest paid                                                          $     80,000    $     80,000
                                                                         =============   =============


See accompanying notes to consolidated financial statements

SILVERADO GOLD MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) AUGUST 31, 1997


1.   Basis of Presentation

     The financial information at August 31, 1997, and for the nine month period ended August 31, 1997 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The results of operations for the nine month period ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Gold inventory is valued at the lower of weighted average cost or estimated net realizable value.

3.   Deferred Production Expenditures

     Costs associated with waste removal and preparation for gold recovery are deferred and charged to production on a unit of production basis.

4.   Accounts Payable

     Accounts payable and accrued liabilities consists of:

                                                     AUGUST 31,   NOVEMBER 30,
                                                        1997         1996
                                                     -----------  -----------
     Accounts payable                                    287,420      118,858
     Accrued interest                                     26,666       64,065
     Accrued employment contract expense (Note 5c)        60,394       98,231
     Accrued reclamation expenses                          2,945       70,000
                                                     -----------  -----------
                                                     $   377,425  $   351,154
                                                     ===========  ===========

5.   Share Capital


     (a) Common Shares. Authorized: 100,000,000 common shares, without par value.

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

     (c) Employee Options. From time to time, the Company issues options for the purchase of common shares to selected part time independent contract employees as sole compensation for contracted services in accordance with the terms and conditions of its April 20, 1994, Stock Option and Stock Bonus Plan. The

     Company accounts for compensation arising from these options in accordance with APB 25. If the market price of the Company's shares exceed the exercise price of the options at the date the options are granted, then this excess is accrued and expensed over the term of the employment contracts, on a straight line basis. When the options are exercised, share capital is credited based on the market price at the date the options were granted. The Company has reserved 304,750 shares for issuance, exercisable until October 21, 1998, in accordance with the terms and conditions of this plan.

     (d) Warrants and Forward Commitments. The Company has reserved a total of 4,200,000 shares for issuance with respect to a warrant for 600,000 shares exercisable until March 6, 1998; a warrant for 2,000,000 shares exercisable until April 3, 1999; a warrant for 1,000,000 shares exercisable until August 22, 1999; and a warrant for 600,000 shares exercisable until September 6, 1999.

     (e) Other Share Transactions. The Company has reserved 1,000,000 shares for issuance upon the potential conversion of a convertible debenture, and 709,725 shares for issuance under the terms of its 14-for-13 forward stock split of May 21, 1997. The Company has also reserved 1,100,000 shares with respect to its outstanding offer to purchase the assets and liabilities of Kintana Resources Ltd.

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


Nine Months 1997 v. 1996
------------------------

Revenue during the first nine months of 1997 was received from the on-going sale of gold from the Company's existing gold inventory, though the majority of the Company's cash was raised through equity funding of its activities by the issuance of 3,500,000 additional shares of its stock under the provisions of Regulation "S". Current liabilities continued to decrease from $661,604 and are now at $422,735, primarily as a function of a reduction in the current portion of mineral claims payable as the Company paid off its remaining obligations on the Nolan Gold Property

Current assets decreased from $2,979,697 to $1,397,144 as a function of the Company's continued commitment of resources to its drilling and exploration programs on its Fairbanks, Alaska, properties - a process begun a year earlier. In particular, the Company focused its resources on its "due diligence" investigation of the Ryan Lode Gold Property, a prospective acquisition stated to contain 742,500 ounces of proven gold reserves. Prepaid expenses remained relatively constant, representing contractual payments to the Company's principal Alaska contractor to fund the exploration and development work being conducted on the Company's properties near Fairbanks, while receivables from related parties increased as a function of the Company incurring legal expenses on behalf of Kintana Resources Ltd. in anticipation of its purchase of Kintana through issuance of shares (see Note 5 (e)). The Company's long term liabilities consist primarily of a $2,000,000 convertible debenture.

Administrative expenditures increased by $584,077 primarily as a result of an increase in management services expense, and an increase in depreciation and amortization charges, attributable to the Grant Mine mill facilities. Employment contract expenses decreased by $1,157,718 as few such contracts were issued (see
Note 5 (c)).


Liquidity and Capital Resources at August 31, 1997
--------------------------------------------------

At August 31, 1997, the Company's cash position was reduced to $90,471 as it funded an intensive drilling program on the Ryan Lode Property as part of its "due diligence" investigation. During the quarter it received cash from continued sales of existing gold inventory, and from shares issued in accordance with the provisions of Regulation "S". The Company expects to replenish its cash reserves through the issuance of additional shares in accordance with the provisions of Regulation "D", though it may also vend some of its properties or consider a joint-venture, or similar arrangement, with another company if it is advantageous for it to do so.

Results of Operations
---------------------

(a)  Ryan Lode Property
     The Company entered into an agreement with La Teko Resources Ltd. ("La Teko") to complete a $12 million - 5 year buyout of La Teko's Ryan Lode Property, located a mile southwest of the Company's Ester Dome Gold Project in Fairbanks, Alaska. This property, consisting of 63 federal and state claims, contains a known gold reserve of 742,500 proven ounces and 79,500 probable ounces, according to La Teko.

     The Company believes it is in a unique position to process ore from this property because of the close proximity of its existing mill facilities at the Grant Mine, on Ester Dome. If the Company's due diligence investigation confirms the deposit to the Company's satisfaction and eliminates any environmental concerns, it will issue a notice of acceptance to La Teko that it intends to proceed with acquisition and development of the property.

(b)  Ester Dome Gold Project
     At Ester Dome, also near Fairbanks, Alaska, the Company is continuing to define the St. Paul Gold Deposit through drilling and trenching programs. Surface trenching has shown the St. Paul Gold Deposit to be at least 3,000 feet long and open to extension in all directions. Detailed drilling on a 700 foot long section of the deposit has shown intersections of 10 to 125 feet and average gold grades from 0.02 to 0.17 ounces per ton. The Company intends to continue drilling this property for the purpose of proving-up minable gold deposits which it can then put into production.


(c)  Chatanika Property
     This property, consisting of 774 mining claims and 24 prospecting sites, was newly staked by the Company in late 1996 in response to aerial and ground anomalies which it observed. The Company plans to continue ground evaluation of these claims during the winter of 1997/98.


(d)  Nolan Gold Project
     At the Nolan Gold Project in northern Alaska, the Company completed approximately 30 acres of reclamation, restoring most of the previously disturbed ground. Because the Company's resources are presently fully engaged at the Ryan Lode Property, it has postponed plans to further develop its placer and lode deposits at this location until the spring of 1998.

     Significantly, and as reported previously, the Company was successful in reducing its cash cost of production (production cost exclusive of depreciation and amortization) at Nolan to $292 per ounce. This reduction was attributable to the amortization of initial start-up costs and the effect of cost cutting measures the Company implemented as it became more knowledgeable of the site.


(e)  Hammond Property
     This property, located adjacent to the Company's Nolan Gold Project in northern Alaska, has a history of gold production which the Company plans to further explore and define in the spring of 1998 in conjunction with its activities on the Nolan Gold Project.

                                OTHER INFORMATION

Item 5 Other Information:
-------------------------

Subsequent to quarter end, the Company undertook the following actions to replenish its cash reserves:

On September 5, 1997, the Company entered into a contract to issue 500,000 of its shares with an option for 500,000 additional shares pursuant to a consulting agreement.

During the period of September 8-24 1997, the Company issued 1,371,000 of its shares, at a price of $0.20 per share, to an individual purchaser under the provisions of Rule 506 of Regulation D. The shares were sold for cash with an 8% finders fee payable.

On September 9, 1997, the Company renegotiated an outstanding 600,000 share warrant from $0.60 to $0.20, in consideration for immediate exercise of the warrant.

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       SILVERADO GOLD MINES LTD.
                                                       /s/ G.L. Anselmo
                                                       -------------------------
                                                       G.L. Anselmo
                                                       President / CEO / CFO