Form 10-K/A
period 1996-10-30
SILVERADO GOLD MINES LTD
filed 1997-11-12
CIK 731727

                               FORM 10-K/A No. 2

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996.

    Commission file number 0-12132
                           -------


                             SILVERADO MINES LTD.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

British Columbia, Canada                        98-0045034
------------------------                        ----------
(State or other jurisdiction of                 (IRS Employer ID No.)
incorporation or organization)

Suite 505, 1111 West Georgia Street
Vancouver, British Columbia, Canada  V6E 4M3    (604) 689-1535
--------------------------------------------    --------------
(Address of Principal Executive Offices)        (Registrant's telephone number)

Securities registered pursuant to section 12(b) of the Act:
None
----

                                                The Company's Common Stock
Securities registered pursuant to               trades on the NASDAQ Small Cap
section 12(g) of the Act:                       Market under the trading
Common Shares, no par value                     symbol GOLDF
---------------------------                     -------------------------------

(Title of Class)                                (Name of each exchange on which
                                                registered)

-------------------------------------------------------------------------------

Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  No / /

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of voting stock held by non-affiliates on January 28, 1997 was $25,647,744.

The number of shares outstanding on January 28, 1997 was 58,556,493

Documents incorporated by Reference:   None.

ITEM 7

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The table below sets forth Silverado's working capital and liquidity for the years indicated:

                                                        November 30,
                                              1996         1995        1994
                                           -----------------------------------
CASH AND CASH EQUIVALENTS                  $1,925,469  $   155,849  $  190,724
OTHER CURRENT ASSETS                        1,054,228      652,574   2,180,299
                                           ----------  -----------  ----------
                                            2,979,697      808,423   2,371,023
                                           ----------  -----------  ----------
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES     (351,154)                (553,931)
LOANS PAYABLE SECURED BY GOLD INVENTORY       (66,511)    (717,792)  -
PAYABLE TO RELATED PARTIES                  -             (176,568)  -
CURRENT PORTION OF MINERAL CLAIMS PAYABLE    (179,000)    (851,610)   (200,000)
CURRENT PORTION OF CAPITAL LEASE OBLIGATION   (64,939)    (330,000)   (169,765)
                                                          (203,203)
                                           ----------  -----------  ----------
                                             (661,604)  (2,279,173)   (923,696)
                                           ----------  -----------  ----------
WORKING CAPITAL (DEFICIENCY)               $2,318,093  $(1,470,750) $1,447,327
                                           ----------  -----------  ----------
                                           ----------  -----------  ----------

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

OTHER EXPENSES
                                  YEARS ENDED NOVEMBER 30,

                             1996           1995          1994
                        --------------------------------------------
     OTHER EXPENSES       $4,077,978     $2,074,626     $2,286,068

The Company's total other expenses increased in 1996 as a direct result of the increase in employment contract expenses (see Note 6(d)) which are in part accrued, and related to a number of agreements for services in specialized marketing and investor relations fields. Depreciation increased as a function of re-instituting depreciation on the company's Grant Mine assets. Depreciation on those assets was suspended during the time they were inoperative, as no "wear and tear" was occurring and due to the fact that the carrying value exceeded the salvage value, they were only being carried on the books at 45% of their total cost, the remaining 55% having been contributed and paid for by a former joint-venture partner. Management salaries increased reflecting the effect of a full twelve month's salary for the company's new president, and management services from related party (Tri-Con) increased as a function of the increased level of work undertaken by Tri-Con on behalf of Silverado. Other interest and bank charges decreased substantially as the company paid off several obligations on large pieces of mining equipment. Interest on long term debt represents the semi-annual installments on the Company's $2,000,000 convertible debenture.

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

SILVERADO MINES LTD.


BY:  /s/ G.L. Anselmo                  November 10, 1997
----------------------------------     ------------------------------------
G.L. Anselmo, Chairman
Chief Financial Officer

                                                                           F-1
KPMG
Chartered Accountants
Box 10426 777 Dunsmuir Street
Vancouver BC V7Y 1K3  Canada


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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

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

KPMG

Chartered Accountants
Vancouver, Canada
January 17, 1997


                    COMMENTS BY AUDITORS FOR U.S. READERS
                      ON CANADA-U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by the uncertainty of the Company's ability to continue as a going concern, as discussed in Note 1(a). Our report to the shareholders dated January 17, 1997 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements and accompanying notes.

KPMG

Chartered Accountants
Vancouver, Canada
January 17, 1997

SILVERADO MINES LTD.                                                       F-2
CONSOLIDATED BALANCE SHEETS
EXPRESSED IN U.S. DOLLARS

-------------------------------------------------------------------------------
Years Ended November 30                                   1996         1995
-------------------------------------------------------------------------------

Assets
Current Assets
  Cash and cash equivalents                         $  1,925,469  $    155,849
  Gold inventory                                         213,004       389,119
  Accounts receivable                                     11,265         1,010
  Prepaid expenses to related parties                    479,959        31,676
  Deferred employment contract expense                   350,000       230,769
                                                    --------------------------
                                                       2,979,697       808,423

Mineral Properties and Development (Note 2)
  Claims and options                                   2,327,025     1,755,811
  Deferred exploration and development expenditures   11,286,816    10,084,116
                                                    --------------------------
                                                      13,613,841    11,839,927
  Less accumulated amortization                       (1,384,338)   (1,260,834)
                                                    --------------------------
                                                      12,229,503    10,579,093

Building, Plant and Equipment (Note 3)                 4,423,428     4,250,714
  Less accumulated depreciation                         (920,246)     (444,364)
                                                    --------------------------
                                                       3,503,182     3,806,350

Deferred Financing Fees
(net of amortization of $87,038: 1995 - $49,838)          98,962       136,162
                                                    --------------------------
                                                    $ 18,811,344  $ 15,330,028
                                                    --------------------------
                                                    --------------------------
Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and accrued liabilities
   (Note 4)                                         $    351,154  $    717,792
  Loans payable secured by gold inventory                 66,511       176,568
  Current portion of mineral claims payable
   (Note 2a)                                             179,000       330,000
  Capital lease obligations - current (Note 9b)           64,939       203,203
  Payable to related parties                                   -       851,610
                                                    --------------------------
                                                         661,604     2,279,173

Long Term Liabilities
  Mineral claims payable (Note 2a)                             -       200,000
  Capital lease obligations (Note 9b)                     92,214       194,569
  Convertible debenture (Note 5)                       2,000,000     2,000,000
                                                    --------------------------
                                                       2,092,214     2,394,569

Shareholders' Equity
  Share capital (Note 6)
  Authorized: 75,000,000 common shares
  Issued and outstanding:
      November 30, 1996 - 56,406,493 shares           38,553,063    28,775,211
      November 30, 1995 - 37,431,493 shares
  Capital surplus                                              -        46,352
  Deficit                                            (22,495,537)  (18,165,277)
                                                    --------------------------
                                                      16,057,526    10,656,286
                                                    --------------------------
                                                    $ 18,811,344  $ 15,330,028
                                                    --------------------------
                                                    --------------------------


See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.                                                       F-3
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
EXPRESSED IN U.S. DOLLARS

--------------------------------------------------------------------------------------------------
Years Ended November 30                                     1996           1995          1994
--------------------------------------------------------------------------------------------------
Revenue from gold sales                                $    298,124   $  3,053,289   $  1,515,762

Operating costs
  Mining and processing costs                               366,249      4,515,138      1,861,728
  Amortization of property and development costs            123,504        431,384        418,336
  Reclamation expense                                        31,993         29,397         70,000
  Production related depreciation expense                    28,660         97,300              -
                                                       ------------------------------------------
                                                            550,406      5,073,219      2,350,064
                                                       ------------------------------------------
Loss from Operations                                       (252,282)    (2,019,930)      (834,302)

Other Expenses
  Accounting and audit                                       69,331         62,891        110,312
  Amortization of deferred financing fees                    37,200         37,200         12,638
  Corporate capital taxes                                    (5,967)        32,014              -
  Depreciation                                              447,222         86,346         16,556
  Employment contract expense (Note 6)                    1,910,060        223,273        604,090
  Financing activities                                       35,159         18,900         88,551
  General exploration                                        13,980              -              -
  Interest on long term debt                                160,000        160,000         57,425
  Legal                                                      35,733        114,294        193,027
  Loss on disposal of buildings, plant and equipment              -              -        222,188
  Loss (gain) on foreign exchange                            (5,298)        (5,332)          (349)
  Management salaries                                       263,000        184,349              -
  Management services from related party                    323,108        190,009         61,785
  Office expenses                                           262,333        387,498        149,771
  Other interest and bank charges (net)                       4,908         82,928         41,525
  Printing and publicity                                    371,281        410,195        391,318
  Reporting and investor relations                           26,833         24,447        190,623
  Transfer agent fees and mailing expenses                  129,095         65,614        146,608
                                                       ------------------------------------------
                                                          4,077,978      2,074,626      2,286,068

Loss for the year                                        (4,330,260)    (4,094,556)    (3,120,370)

Accumulated deficit at beginning of year                (18,165,277)   (14,070,721)   (10,950,351)
                                                       ------------------------------------------
Accumulated deficit at end of year                     $(22,495,537)  $(18,165,277)  $(14,070,721)
                                                       ------------------------------------------
                                                       ------------------------------------------
Loss per share (Note1(h))                              $      (0.09)  $      (0.11)  $      (0.09)
                                                       ------------------------------------------
                                                       ------------------------------------------


See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.                                                        F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN U.S. DOLLARS

--------------------------------------------------------------------------------------------------------------
Years Ended November 30                                                 1996            1995            1994
--------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR):

Operations:
  Loss for the period                                               $(4,330,260)  $  (4,094,556)   $(3,120,370)
  Items not involving cash:
    Employment contract expense                                       1,910,060         223,273        597,689
    Depreciation                                                        475,882         183,646         16,556
    Amortization of deferred financing fees                              37,200          37,200         12,638
    Loss on disposal of buildings, plant and equipment                        -               -        222,188
    Amortization of property and development costs                      123,504         431,384        418,336
  Changes in non-cash operating working capital:
    Increase in accounts receivable                                     (10,255)         (1,010)             -
    Decrease (increase) in gold inventory                               176,115       1,638,670     (1,582,189)
    Increase in deferred employment contract expense                   (119,231)       (230,769)             -
    Decrease (increase) in prepaid expenses to related parties         (448,283)        120,835         67,489
    Increase (decrease) in accounts payable and accrued liabilities    (155,198)        513,257        (16,207)
                                                                    ------------------------------------------
                                                                     (2,340,466)     (1,178,070)    (3,383,870)

Financing:
  Shares issued for cash                                              7,610,000       1,104,600        199,050
  Proceeds on issue of  convertible debenture                                 -               -      2,000,000
  Financing fees                                                              -               -       (186,000)
  Increase (decrease) in loans payable secured by gold inventory       (110,057)        176,568              -
  Increase (decrease) in payable to related parties                    (851,610)        851,610        (47,434)
  Decrease in mineral claims payable                                   (351,000)        (70,000)             -
  Increase (decrease) in capital lease obligation                      (240,619)         85,072              -
                                                                    ------------------------------------------
                                                                      6,056,714       2,147,850      1,965,616

Investments:
  Mineral claims and options                                           (571,214)        (32,900)      (474,504)
  Deferred exploration and development expenditures                  (1,202,700)       (617,118)    (1,603,382)
  Purchases of equipment                                               (172,714)       (354,637)    (1,039,318)
                                                                    ------------------------------------------
                                                                     (1,946,628)     (1,004,655)    (3,117,204)


Increase (decrease) in cash and cash equivalents                      1,769,620         (34,875)    (4,535,458)
Cash and cash equivalents at beginning of year                          155,849         190,724      4,726,182
                                                                    ------------------------------------------

Cash and cash equivalents at end of the year                        $ 1,925,469     $   155,849    $   190,724
                                                                    ------------------------------------------
                                                                    ------------------------------------------

Supplemental cash flow information
  Interest paid                                                     $   242,562     $   233,942    $    39,776
                                                                    ------------------------------------------
                                                                    ------------------------------------------

  Issue of shares for purchase of mineral property, a non-cash
    financing and investing activity                                $         -     $    43,750    $    12,500
                                                                    ------------------------------------------
                                                                    ------------------------------------------

See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.                                                        F-5
CONSOLIDATED STATEMENTS OF CHANGES IN SHARE CAPITAL
AND CAPITAL SURPLUS
(EXPRESSED IN U.S. DOLLARS)

Years ended November 30, 1996, 1995, and 1994

                                                  Number of       Share       Capital
                                                   shares        Capital      Surplus
                                                 ----------    -----------    -------
Balance as at November 30, 1993                   33,946,243   $25,899,869    $46,352
                                                 ----------    -----------    -------

Year ended November 30, 1994

  Shares issued:
   Private placement for cash                       700,000        654,150
   On exercise of share options:                    331,750
   for cash                                                        199,050
   for employment contract services                                288,622
   For mineral property                              50,000         12,500
                                                 ----------    -----------    -------
                                                  1,081,750      1,154,322          -

                                                 ----------    -----------    -------
Balance as at November 30, 1994                  35,027,993     27,054,191     46,352
                                                 ----------    -----------    -------

Year ended November 30, 1995

  Shares issued:
   On exercise of share options:                  2,303,500
   for cash                                                      1,104,600
   for employment contract services                                572,670
   For mineral property                             100,000         43,750
                                                 ----------    -----------    -------
                                                  2,403,500      1,721,020          -

                                                 ----------    -----------    -------
  Balance as at November 30, 1995                37,431,493     28,775,211     46,352
                                                 ----------    -----------    -------

Year ended November 30, 1996

  Shares issued:
   On exercise of share options:                 18,050,000
   for cash                                                      7,180,000
   for employment contract services  (Note 6 (d))                2,121,500
   Private placement for cash                       925,000        430,000
   Capital surplus reallocated                                      46,352    (46,352)
                                                 ----------    -----------    -------
                                                 18,975,000      9,777,852    (46,352)

                                                 ----------    -----------    -------
  Balance as at November 30, 1996                56,406,493    $38,553,063    $     0
                                                 ----------    -----------    -------
                                                 ----------    -----------    -------

                RECONCILIATION OF THE SHARE CAPITAL AMOUNTS FOR
                      EMPLOYMENT CONTRACT SERVICE AMOUNT
                TO THE STATEMENT OF OPERATIONS' EXPENSE AMOUNT

                                                     1994         1995          1996
FROM THE STATEMENT OF OPERATIONS
--------------------------------
Employment contract expense                       597,689.00    223,273.00   1,910,060.00
(1994 amount from cash flow statement)

FROM THE SHARE CAPITAL STATEMENT
--------------------------------
On exercise of share options:
for employment contract services                  288,622.00    572,670.00   2,121,500.00

FROM THE BALANCE SHEET
----------------------
Deferred contract services (or change in)                  0    230,769.00     119,231.00
(1996 = 350,000-230,769=119,231)
                                                  ---------------------------------------
             Difference                           309,067.00   (118,628.00)    (92,209.00)


Balance of Accrued Employment Contract service    309,067.00    190,440.00      98,231.00
                                                  ---------------------------------------
Difference from prior year                                 0   (118,627.00)    (92,209.00)
                                                  ---------------------------------------

-------------------------------------------------------------------------------
SILVERADO GOLD MINES LTD.                                                   F-6
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS
(EXPRESSES IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

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

    (e)  MINERAL PROPERTIES AND DEVELOPMENT
         The Company confines its exploration activities to areas from which gold has previously been produced or to properties which are contiguous to such areas and have demonstrated mineralization. Accordingly, the Company capitalizes costs of acquiring, exploring and developing mineral claims and options until such time as the properties are placed into production or abandoned; at that time costs are amortized or written off. On an on-going basis, the Company evaluates each property based on results to date to determine the nature of exploration work that is warranted in the future. If there is little prospect of further work on a property being carried out, the deferred costs related to that property are written down to the estimated amount recoverable. The "estimated amount recoverable" is based on the future cash flows expected to result from production from the property and its eventual disposition.

         The amounts shown for mineral properties and development which have not yet commenced commercial production represent costs incurred to date, net of recoveries from developmental production, and are not intended to reflect present or future values.

-------------------------------------------------------------------------------
SILVERADO GOLD MINES LTD.                                                   F-7
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS
(EXPRESSES IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

         Amortization of the deferred exploration and development costs of properties in production is provided during periods of production using the straight-line method based on an estimated economic life of the ore reserves.

         The Company's accounting policy for reclamation expenses is contained in note 9(e).

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

    (j)  NEW ACCOUNTING STANDARDS
         Statement of Financial Accountings Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121) was issued in March, 1995, by the Financial Accounting Standards Board. It requires that long-lived assets and CERTAIN identifiable intangibles to be held and USED BY an entity be REVIEWED for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. Management believes this statement will not have a material effect upon the carrying value of the Company's assets.

         Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), was issued by the Financial Accounting Standards Board in October, 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement defines a fair value based method of accounting for employee

--------------------------------------------------------------------------------
SILVERADO GOLD MINES LTD.                                                  F-8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994
--------------------------------------------------------------------------------

         stock option or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB OPINION NO. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied.
         SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion No. 25. The company does not currently expect to adopt the accounting prescribed by SFAS 123; However, the Company will include the disclosures required by SFAS 123 in future consolidated financial statements.

2.  MINERAL PROPERTIES AND DEVELOPMENT

    a.   Mineral Properties

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

         WHISKEY GULCH PROPERTY, FAIRBANKS MINING DISTRICT, ALASKA
         ---------------------------------------------------------
         The Company acquired four claims collectively known as "Whiskey Gulch" in 1996. These claims are located very near the Company's Marshall Dome property.

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

--------------------------------------------------------------------------------
SILVERADO GOLD MINES LTD.                                                  F-9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994
--------------------------------------------------------------------------------

    PROPERTY COMMITMENTS
    --------------------
    Minimum aggregate future expenditures required in the next five years to maintain the properties in good standing are as follows:

                       YEAR           COMMITMENT
                       ----           ----------
                   ----------------------------------
                       1997            $393,920
                       1998             423,920
                       1999             363,920
                       2000             213,220
                       2001             268,240
                   ----------------------------------


    The Company is also required to pay $179,000 in 1997 with respect to the Dionne (Mary's Bench) property. This amount is not at the discretion of the Company, and accordingly, has been recorded as a liability in these financial statements.

(b) CLAIMS AND OPTIONS AND DEFERRED EXPLORATION AND DEVELOPMENT EXPENDITURES

    Cumulative claims and options and deferred exploration and development expenditures are as follows:

                                 Net Book Value      1996          1996        Net Book Value
    ALASKA                       Nov. 30, 1995   Expenditures   Amortization   Nov. 30, 1996
    ------                       -------------   ------------   ------------   --------------
    Ester Dome Gold Project       $ 4,573,782      $  595,426      $       -     $ 5,169,208
    Marshall Dome                     138,531          40,497              -         179,028
    Nolan Gold Project              4,118,636         508,055        (36,500)      4,590,191
    Hammond Property                  253,808          17,048              -         270,856
    Eagle Creek Royalty Interest      126,320           7,027              -         133,347
    Whiskey Gulch                           -          21,791              -          21,791
    Chatanika                               -          12,861              -          12,861

    BRITISH COLUMBIA
    ----------------

    French Peak                       261,110               -              -         261,110
                                  ----------------------------------------------------------
                                    9,472,187       1,202,705        (36,500)     10,638,392
                                  ----------------------------------------------------------
    PLUS:

    Cumulative net mineral
     claims and option payments     1,106,906         571,209        (87,004)      1,591,111
                                  ----------------------------------------------------------
                                  $10,579,093      $1,773,914      $(123,504)    $12,229,503
                                  ----------------------------------------------------------
                                  ----------------------------------------------------------

-------------------------------------------------------------------------------
SILVERADO GOLD MINES LTD.                                                  F-10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

3.    BUILDINGS, PLANT AND EQUIPMENT

         Buildings, plant and equipment primarily include the mill facility and equipment of the Ester Dome/Grant Mine Gold Project and mining equipment and camp facilities at the Nolan Gold Project.

                                                                         1996         1995
                                             Cost      Accumulated     Net Book     Net Book
                                                       Depreciation      Value        Value
         -------------------------------------------------------------------------------------
         Grant Mine Mill Equipment        $2,215,680    $(377,754)    $1,837,926    $2,019,700
         Nolan Gold Project Mining Equip      60,757      (14,483)        46,274        43,013
         Mining Equipment                  1,768,612     (419,837)     1,348,775     1,444,127
         Other Equip, Leasehold Improv       378,381     (108,174)       270,207       299,510
                                          ----------------------------------------------------
         Totals:                          $4,423,430    $(920,248)    $3,503,182    $3,806,350
                                          ----------------------------------------------------
                                          ----------------------------------------------------

4.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of:

                                                        1996        1995
                                                      ---------------------
         Accounts payable                             $118,858     $360,941
         Accrued interest                               64,065       66,411
         Accrued employment contract expense            98,231      190,440
         Accrued reclamation expense                    70,000      100,000
                                                      ---------------------
                                                      $351,154     $717,792
                                                      ---------------------
                                                      ---------------------

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

-------------------------------------------------------------------------------
SILVERADO GOLD MINES LTD.                                                  F-11
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

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

(c)  WARRANTS

     In conjunction with a private placement of 600,000 shares, the Company has offered a warrant for 600,000 shares at $0.60 per share exercisable until March 6, 1998, and a warrant for 600,000 shares at $0.70 per share exercisable until September 6, 1999.

         WARRANTS:

                                                                                             Amount
                                                                        Cash     Market    credited to
     Balance     Issued    Exercised  Canceled   Balance    Exercise  Received   Price    Share capital  Exp
    Nov 30, 95   in 1996    in 1996    in 1996  Nov 30, 96    Price   on Issue  on issue   on issuance   date
    ----------  ---------  ---------  --------  ----------  --------  --------  --------  -------------  ----
        -         600,000      -          -       600,000     $0.60       -       $0.63         -        3/98
        -         600,000      -          -       600,000     $0.70       -       $0.63         -        9/99
    ------------------------------------------------------            --------            -------------------
        -       1,200,000      -          -     1,200,000                 -                     -
                ---------                       ---------

(d)  EMPLOYEE OPTIONS AND OTHER SHARE TRANSACTIONS
     From time to time, the Company issues options for the purchase of common shares to selected part time independent contractors as sole compensation for contracted services. The options are exercisable either at the date the options are granted, or in increments over the terms of the employment contracts.

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

-------------------------------------------------------------------------------
SILVERADO GOLD MINES LTD.                                                  F-12
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                   EMPLOYEE OPTIONS AND SHARE TRANSACTIONS:

                                                                                           Amount
                                                                     Cash      Market    Credited to
 Balance    Granted   Exercised   Canceled   Balance    Exercise   Received    Price    Share Capital    Exp
Nov 30, 95  in 1996    in 1996    in 1996   Nov 30, 96   Price     on Issue   on Issue   on Issuance     Date
----------  -------   ---------   --------  ----------  --------  ----------  --------   ------------    ----
  800,000       -       800,000      -           -       $0.30    $  240,000   $0.50     $  400,000       n/a
  214,750       -          -      104,250     110,500    $0.60          -      $1.47           -          2/97
  250,000       -          -      110,000     140,000    $0.94          -      $0.94           -          7/97
   20,000       -          -         -         20,000    $0.75          -      $0.75           -          8/97
   20,000       -          -         -         20,000    $0.75          -      $0.75           -          8/97
     -     1,000,000  1,000,000      -           -       $0.38       380,000   $0.53        530,000       n/a
     -       400,000    400,000      -           -       $0.30       120,000   $0.53        212,000       n/a
     -       300,000    300,000      -           -       $0.50       150,000   $0.75        225,000       n/a
     -       150,000    150,000      -           -       $0.50        75,000   $0.63         94,500       n/a
     -        50,000     50,000      -           -       $0.50        25,000   $0.50         25,000       n/a
     -       500,000    500,000      -           -       $0.50       250,000   $0.59        295,000       n/a
     -       500,000    500,000      -           -       $0.50       250,000   $0.50        250,000       n/a
     -       500,000    500,000      -           -       $0.50       250,000   $0.50        250,000       n/a
     -       500,000    500,000      -           -       $0.50       250,000   $0.63        315,000       n/a
     -       500,000    500,000      -           -       $0.50       250,000   $0.50        250,000       n/a
     -     1,000,000  1,000,000      -           -       $0.20       200,000   $0.53        530,000       n/a
     -       300,000    300,000      -           -       $0.20        60,000   $0.50        150,000       n/a
     -       700,000    700,000      -           -       $0.20       140,000   $0.50        350,000       n/a
     -     1,000,000  1,000,000      -           -       $0.40       400,000   $0.50        500,000       n/a
     -     1,000,000  1,000,000      -           -       $0.40       400,000   $0.50        500,000       n/a
     -     3,000,000  3,000,000      -           -       $0.40     1,200,000   $0.50      1,500,000       n/a
     -     1,100,000  1,100,000      -           -       $0.45       495,000   $0.50        550,000       n/a
     -       900,000    900,000      -           -       $0.30       270,000   $0.50        450,000       n/a
     -     3,000,000  3,000,000      -           -       $0.45     1,350,000   $0.50      1,500,000       n/a
     -        20,000       -         -         20,000    $0.50          -      $0.53           -         10/97
     -       100,000       -         -        100,000    $0.45          -      $0.59           -         10/98
     -       180,000       -         -        180,000    $0.50          -      $0.63           -         11/97
     -        50,000       -         -         50,000    $0.50          -      $0.56           -         11/97
     -        50,000       -         -         50,000    $0.60          -      $0.56           -         11/97
     -     2,000,000    850,000      -      1,150,000    $0.50       425,000   $0.50        425,000       7/97
     -     1,000,000       -         -      1,000,000    $0.60          -      $0.56           -          9/97
-----------------------------------------------------             ----------             ---------------------
1,304,750 19,800,000 18,050,000   214,250   2,840,500             $7,180,000             $9,301,500
--------- ---------- ----------   -------   ---------             ----------             ----------

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

-------------------------------------------------------------------------------
SILVERADO GOLD MINES LTD.                                                  F-13
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

         Subsequent to the year end, options were granted and exercised to purchase 515,000 common shares at $0.15 per share, for a total amount of $77,250.

         As at January 31, 1997, the Company has reserved 5,469,750 shares for issuance with respect to unexercised options in the Directors' and Employees' Option Plans.

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

         The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balances at the Tri-Con Group's borrowing costs are as follows:

                                                        1996        1995        1994
                                                        ----        ----        ----
             Operations and Field Services           $  715,558  $  420,296   $  149,108
             Exploration and Development Services    $  596,561  $3,841,471   $5,503,955
             Administrative and Management Services  $  323,108  $  190,009   $   61,785
                                                     ----------  ----------   ----------
                                                     $1,635,227  $4,451,776   $5,714,848
             Amount of total charges in excess of
              Tri-Con costs incurred                 $  163,493  $  281,441   $  396,798

             Excess amount charged as a percentage
               of actual costs incurred                   11.1%        6.7%         7.5%

-------------------------------------------------------------------------------
SILVERADO GOLD MINES LTD.                                                  F-14
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

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

    Losses carried forward for U.S., income tax purposes are available until:

                                      YEAR       LOSSES CARRIED FORWARD
                                      ----       ----------------------
                                      1997              987,000
                                      1998              546,000
                                      1999              667,000
                                      2000            1,235,000
                                      2001            2,749,000
                                      2002            1,178,000
                                      2003            1,524,000
                                      2004            1,161,000
                                      2005              742,000
                                      2006              431,000
                                      2007              747,000
                                      2008            2,101,000
                                      2009            1,960,000
                                      2010            2,400,000
                                      2011              326,000
                                                    -----------

OPERATING LOSSES CARRIED FORWARD FOR TAX PURPOSES:  $18,754,000

         The Company follows Financial Accounting Standards Board Statement No. 109, ACCOUNTING FOR INCOME TAXES. As indicated, the Company has significant unrecognized loss carry forwards for income tax purposes. As there is no certainty as to the utilization of the loss carry forwards, the benefit attributable thereto is fully offset by the valuation allowance.

9.  COMMITMENTS AND CONTINGENCIES

-------------------------------------------------------------------------------
SILVERADO GOLD MINES LTD.                                                  F-15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

(a) On January 20, 1994, the Company entered into a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rate of $120,000 (Cdn) including operating costs.

(b) During 1994 and 1995 the Company entered into capital leases for mining equipment with the following future minimum lease payments:

         Year ending November 30 -     1997     $ 78,570
                                       1998       78,570
                                       1999       20,815
                                                --------

         Total minimum lease payments            177,955
         Less:  interest payable                 (20,802)
                                                --------
                                                 157,153
         Less:  current portion                  (64,939)
                                                --------
                                                $ 92,214
                                                --------

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

(e) The Company's operations are affected by federal, state, provincial and local laws and regulations regarding environmental protection. The
    Company estimates the cost of reclamation based primarily upon environmental and regulatory requirements. These costs are accrued annually and the accrued liability is reduced as reclamation expenditures are made. Details of the Company's accrued reclamation liability at November 30, 1996 and November 30, 1995 are as follows:

                                        1996          1995
                                        ----          ----
      Balance, beginning of year     $ 100,000     $ 100,000
      Cost incurred in year            (61,993)      (29,397)
      Amount expensed in year           31,993        29,397
                                     ---------     ---------
      Balance, end of year           $  70,000     $ 100,000

10. COMPARATIVE FIGURES

    Certain comparative figures have been reclassified to conform with the presentation adopted in 1996.

ITEM 9

    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.




                                    PART III

The information required by Part III of this report:

Item 10  Directors and Executive Officers,

Item 11  Executive Compensation

Item 12  Security Ownership of Certain Beneficial Owners of Management, and

Item 13  Certain Relationships and Related Transactions

is incorporated herein by reference from the Company's definitive proxy statement with respect to the 1997 Annual Meeting of the Shareholders to be held in May, 1997. The Company's definitive proxy statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) promulgated under THE SECURITIES EXCHANGE ACT OF 1934 not later than 120 days after the end of the fiscal year covered by this report.