Form 10-Q/A
period 1997-02-28
SILVERADO GOLD MINES LTD
filed 1997-11-12
CIK 731727

                                  FORM 10-Q/A NO. 1

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC    20549

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED February 28, 1997.
                                          OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         Commission file number 0-12132
                                -------

                                 SILVERADO MINES LTD.
                (Exact name of registrant as specified in its charter)

   British Columbia, Canada                                 98 -0045034
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

Suite 505, 1111 West Georgia Street
Vancouver, British Columbia, Canada V6E 4M3               (604) 689-1535
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
Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at April 7, 1997
(Common stock (npv))                                       64,071,493

SILVERADO MINES LTD.
CONSOLIDATED BALANCE SHEETS                                      AS AT
EXPRESSED IN U.S. DOLLARS                             FEBRUARY 28    NOVEMBER 30
                                                          1997           1996
                                                     ---------------------------
Assets
Current Assets
 Cash and cash equivalents                           $    478,828   $ 1,925,469
 Gold inventory (Note 2)                                  190,795       213,004
 Accounts receivable                                       17,698        11,265
 Prepaid expenses to related parties                      610,971       479,959
 Receivable from related parties                          451,869             -
 Deferred employment contract expense                           -       350,000
                                                     --------------------------
                                                        1,750,161     2,979,697
Mineral Properties and Development
 Claims and options                                     2,352,660     2,327,025
 Deferred exploration and development expenditures     11,800,489    11,286,816
                                                     --------------------------
                                                       14,153,149    13,613,841
 Less accumulated amortization                         (1,384,338)   (1,384,338)
                                                     --------------------------
                                                       12,768,811    12,229,503

Building, Plant and Equipment                           4,474,663     4,423,428
 Less accumulated depreciation                         (1,036,285)     (920,246)
                                                     --------------------------
                                                        3,438,378     3,503,182

Deferred Financing Fees
(net of amortization of $96,338: 1996 - $87,038)           89,662        98,962
                                                     --------------------------
                                                     $ 18,047,012   $18,811,344
                                                     --------------------------
                                                     --------------------------

Liabilities and Shareholders' Equity
Current Liabilities
 Accounts payable and accrued liabilities (Note 4)   $    248,013   $   351,154
 Loans payable secured by gold inventory                        -        66,511
 Current portion of mineral claims payable                119,000       179,000
 Capital lease obligations - current                       56,414        64,939
                                                     --------------------------
                                                          423,427       661,604
Long Term Liabilities
 Capital lease obligations                                 92,214        92,214
 Convertible debenture (Note 6)                         2,000,000     2,000,000
                                                     --------------------------
                                                        2,092,214     2,092,214
Shareholders' Equity
 Share capital (Note 5)
 Authorized: 75,000,000 common shares
 Issued and outstanding:
 February 28, 1997 - 59,071,493 shares                 39,635,590    38,506,711
  November 30, 1996 - 56,406,493 shares
 Capital surplus                                                -        46,352
 Deficit                                              (24,104,219)  (22,495,537)
                                                     --------------------------
                                                       15,531,371    16,057,526
                                                     --------------------------

                                                     $ 18,047,012   $18,811,344
                                                     --------------------------
                                                     --------------------------

See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT
EXPRESSED IN U.S. DOLLARS
                                                        THREE MONTHS ENDED
                                                     FEBRUARY 28   FEBRUARY 29
                                                         1997          1996
                                                   ----------------------------
Revenue from gold sales                            $     57,902   $     69,585
  Less Mining and processing costs                       22,914         47,684
                                                   ----------------------------
Income from Operations                                   34,988         21,901

Administrative Expenditures                             572,980        347,799

Employment contract expense (Note 5d)                 1,070,690        531,085
                                                   ----------------------------

Loss for the period                                  (1,608,682)      (856,983)

Accumulated deficit at beginning of period          (22,495,537)   (18,165,277)
                                                   ----------------------------

Accumulated deficit at end of period               $(24,104,219)  $(19,022,260)
                                                   ----------------------------
                                                   ----------------------------

Loss per share                                     $     (0.028)  $      (0.02)
                                                   ----------------------------
                                                   ----------------------------



See accompanying notes to consolidated financial statements

SILVERADO MINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN U.S. DOLLARS

                                                              THREE MONTHS ENDED
                                                           FEBRUARY 28   FEBRUARY 29
                                                               1997          1996
                                                           --------------------------
CASH PROVIDED BY (USED FOR):

Operations:
  Loss for the period                                      $(1,608,682)    $(856,983)
  Items not involving cash:
    Employment contract expense                              1,070,690       531,085
    Depreciation                                               116,042        50,140
    Amortization of deferred financing fees                      9,300         9,300
  Changes in non-cash operating working capital:
    Increase in accounts receivable                             (6,433)      (51,055)
    Decrease in gold inventory                                  22,209        47,684
    Decrease (increase) in prepaid expenses to
     related parties                                          (131,012)       40,515
    Increase in receivable from related parties               (451,869)            -
    Decrease in accounts payable and accrued liabilities       (76,554)     (124,210)
                                                           -------------------------
                                                            (1,056,309)     (353,524)
Financing:
  Shares issued for cash                                       335,250       835,915
  Increase in unsecured loan                                         -       130,000
  Decrease in loans payable secured by gold inventory          (66,511)      (10,087)
  Decrease in payable to related parties                             -      (252,174)
  Decrease in mineral claims payable                           (60,000)            -
  Decrease in capital lease obligation                          (8,525)      (36,521)
                                                           -------------------------
                                                               200,214       667,133
Investments:
  Mineral claims and options                                   (25,635)     (110,000)
  Deferred exploration and development expenditures           (513,673)     (166,173)
  Purchases of equipment                                       (51,238)            -
                                                           -------------------------
                                                              (590,546)     (276,173)

Increase (decrease) in cash and cash equivalents            (1,446,641)       37,436
Cash and cash equivalents at beginning of year               1,925,469       155,849
                                                           -------------------------

Cash and cash equivalents at end of the year               $   478,828     $ 193,285
                                                           -------------------------
                                                           -------------------------

Supplemental cash flow information
  Interest paid                                            $    80,000     $  80,000
                                                           -------------------------
                                                           -------------------------



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

          ACCOUNTS PAYABLE

     Accounts payable and accrued liabilities consists of:

                                               FEBRUARY 28,   NOVEMBER 30,
                                                   1997           1996
                                               ---------------------------
ACCOUNTS PAYABLE                                  84,703         118,858
ACCRUED INTEREST                                  26,666          64,065
ACCRUED EMPLOYMENT CONTRACT EXPENSE (NOTE 5d)     71,644          98,231
ACCRUED RECLAMATION EXPENSES                      65,000          70,000
                                               ---------       ---------
                                               $ 248,013       $ 351,154
                                               ---------       ---------
                                               ---------       ---------

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

SILVERADO MINES LTD.
notes to consolidated financial statements
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) FEBRUARY 28, 1997


     (d) EMPLOYEE OPTIONS AND OTHER SHARE TRANSACTIONS. From time to time, the Company issues options for the purchase of common shares to selected part time independent contractors as sole compensation for employment contract expense in accordance with the terms and conditions of its April 20, 1994, Stock Option and Stock Bonus Plan. The Company accounts for compensation arising from these options in accordance with APB 25. If the market price of the Company's shares exceed the exercise price of the options at the date the options are granted, then this excess is accrued and expensed as contracted services over the term of the employment contracts, on a straight line basis. When the options are exercised, share capital is credited based on the market price at the date the options were granted.

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

THREE MONTHS 1997 V. 1996

Revenue during the first three months of 1997 is from continued sales of gold from the Company's gold inventory. Current liabilities decreased from $661,604 to $423,427 due to the Company's continued reduction of its trade payables; while current assets decreased from $2,979,697 to $1,750,161 as a function of the Company's commitment of funds to its drilling and exploration programs on its Fairbanks, Alaska, properties. Prepaid expenses represent contractual payments to the Company's principal contractor to fund this exploration and development work. The Company's remaining long term liabilities consist primarily of a $2,000,000 convertible debenture.

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

As reported previously, the Company was successful in reducing its cash cost of production (production cost exclusive of depreciation and amortization) at Nolan to $292 per ounce. This reduction was attributable to the amortization of initial start-up costs and the effect of cost cutting measures the Company implemented as it became more knowledgeable of the site, and therefore, it expects costs to stabilize at or near $292 per ounce upon the resumption of production.

     (d)  HAMMOND PROPERTY

This property, located adjacent to the Company's Nolan Gold Project in northern Alaska, has a history of gold production which the Company plans to further explore and define in 1997 in conjunction with its activities on the Nolan Gold Project.

                                OTHER INFORMATION

ITEM 4    None.

ITEM 5 OTHER INFORMATION. On February 28, 1997, the Company's President, J.P. Tangen, relinquished his office to the Company's previous President, Garry Anselmo, who assumed those duties on an unpaid basis. Mr. Tangen resigned as a director on March 14, 1997.

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

ITEM 6    None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SILVERADO MINES LTD.




                                       /s/ G.L. Anselmo
                                       --------------------------------
                                       G.L. Anselmo
                                       President / CEO / CFO