Form 10-K
period 1997-11-30
SILVERADO GOLD MINES LTD
filed 1998-03-16
CIK 731727

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997.


     Commission file number 0-12132


                            SILVERADO GOLD MINES LTD.
             (Exact name of registrant as specified in its charter)


British Columbia, Canada                     98-0045034
-----------------------------------          -----------------------------------
(State  or  other   jurisdiction             (IRS Employer ID No.)
of incorporation or organization)

Suite 505, 1111 West Georgia Street
Vancouver, British Columbia, Canada
V6E 4M3                                      (604) 689-1535
-----------------------------------          -----------------------------------
(Address of Principal Executive              (Registrant's telephone number)
Offices)

Securities registered pursuant to
section 12(b) of the Act:
None
-----------------------------------

Securities registered pursuant to            The Company's Common Stock trades
section 12(g) of the Act:                    on the NASDAQ Small Cap Market
Common Shares, no par value                  under the trading symbol GOLDF
-----------------------------------          -----------------------------------
(Title of Class)                             (Name of each exchange on which
                                             registered)

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

The aggregate market value of voting stock held by non-affiliates on January 30, 1998 was $19,794,384

The number of shares outstanding on January 30, 1998 was 81,062,218

Total number of pages, including cover page: 47

                                     PART I


ITEM 1 BUSINESS


FORWARD-LOOKING STATEMENTS

Certain statements contained herein are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availablity of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors.

These risks and uncertainties may cause actual outcomes to materially differ from those forecasted or suggested. Where the Company makes statements of expectation or belief as to future outcomes, such expectation or belief is expressed in good faith and believed to have a reasonable basis. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availablity of funds, environmental reclamation, operating costs and permit acquisition.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

(a)  GENERAL DEVELOPMENT OF BUSINESS

Silverado Gold Mines Ltd. ("Silverado" or "the Company"), formerly Silverado Mines Ltd., is engaged in the acquisition, exploration and development of mineral properties. Silverado was incorporated under the laws of British Columbia, Canada, in June, 1963, and operates in the United States through a wholly-owned subsidiary, Silverado Gold Mines Inc., formerly Silverado Mines (U.S.) Inc., incorporated in the State of Alaska in 1981.

Silverado's exploration and development activities are managed and conducted by an affiliated company, Tri-Con Mining Ltd. ("Tri-Con") pursuant to a written operating agreement. Tri-Con is a privately owned corporation controlled by Garry L. Anselmo, who is Chairman and a director of Silverado.

The Company holds interests in seven groups of mineral properties in Alaska and in British Columbia, Canada. Silverado's main projects are exploration and development of the Ester Dome Gold Project, located 10 miles northwest of Fairbanks, Alaska, and of the Nolan Gold Project, located 175 miles north of Fairbanks, Alaska.

The Ester Dome Project comprises a contiguous group of 11 Federal claims and 435 State claims totaling 24 square miles, including the Grant Mine, Range Minerals, May / Barelka (St. Paul) and Dobb's Properties, all located within the Fairbanks Mining District in Alaska. The Company continued exploring the St. Paul gold deposit through drilling and trenching and has outlined a body of gold mineralization of economic interest.


The Company entered into negotiations with La Teko Resources Ltd. ("La Teko") to acquire the Ryan Lode property which adjoins the Ester Dome property on the southeast, near Silverado's Grant Mill. In July, the Company commenced a due diligence investigative program consisting of drilling, environmental review, title review, and economic analysis. Favorable findings from this work led the Company to enter into an option agreement for the Ryan Lode property in December 1997.

Also subsequent to year end, the company completed an option agreement with Placer Dome U.S. Inc. ("PDUS") for that company to continue exploration of 20.5 square miles of Silverado's Ester Dome property. The agreement excludes the St. Paul, Grant Mine and Mill, and Ryan Lode areas which Silverado retained and intends to develop, subject to the availability of financing.

The Nolan Gold Project consists of 208 Federal placer claims and 179 Federal lode claims located eight miles west of Wiseman, Alaska. Included in the Project are the Nolan Placer, Nolan Lode, Thompson's Pup, Dionne (Mary's Bench) and Smith Creek properties. The Company limited its work in 1997 on this area to reclamation and planning of future work, as it continued to focus its efforts on its Fairbanks District properties.

The Hammond Property, immediately north of the Nolan Gold Project and consisting of 28 Federal placer and 36 Federal lode claims, was acquired by the Company in December 1994 to increase potential for reserve development in conjunction with the Company's operations at Nolan.

The Marshall Dome Property consists of 38 State claims. It was acquired by the Company in 1995 due to its proximity and similar geological setting to Newmont Mining Company's "True North" gold property, immediately to the southwest. It covers an area of two and one-half square miles, and is located eighteen miles northeast of Fairbanks.

The Whiskey Gulch Property, consisting of four claims adjoining Newmont's "True North" property, was acquired by the Company in 1996 to further enhance its Marshall Dome Property by virtue of its proximity to those claims.

The Chatanika Property consists of 752 mining claims and 16 prospecting sites covering 52 square miles which were located by the Company in 1996. This property is approximately 20 miles northwest of Fairbanks.

The French Peak Property consists of four mineral claims totaling approximately one square mile, located 40 miles northwest of Smithers, British Columbia.

(b)  FINANCIAL INFORMATION RE: INDUSTRY SEGMENTS

The Company operates in one industry segment, mining.

(c)  PLAN OF OPERATION

The Company's plan of operation is to further develop the Ryan Lode Gold Deposit, optioned from La Teko Resources Ltd. subsequent to year end. Silverado believes that its existing mill facilities, located at the nearby Grant Mine, could greatly assist it in making the Ryan Lode a viable project. It also intends to resume development of its Nolan claims, subject to available financing.

In response to the increased activity of major mining companies in the Fairbanks area the Company has spent the past two years actively exploring its existing properties, particularly Ester Dome, and enhancing its property inventory by locating and purchasing new claims of interest. It re-evaluated data from work performed by ACNC (American Copper and Nickel Company, a previous joint-venture partner of Silverado) during 1990 - 1993, and developed additional data from its own drilling and trenching conducted during the past two years. Subsequent to year-end, but based upon the results it developed during the year, the Company was successful in negotiating an option agreement with Placer Dome U.S. Inc. to conduct exploration and development on 20.5 square miles of the Company's Ester Dome properties. This agreement, which specifies five years of conditional work requirements in conjunction with conditional requirements to purchase shares of Silverado's stock over the next four years, is intended to provide the means to bring these claims into production, if economically feasible. In that event, Silverado would retain a 15% net profits interest in the property which would be operated directly by Placer Dome. This agreement excludes the areas of the St. Paul gold deposit, the Grant Mine and Mill, and the Ryan Lode property.

Because of its focus on its Fairbanks properties, above, the Company limited its activities at the Nolan Gold Project near Wiseman, Alaska, to maintenance and reclamation work in 1997. The Company has recovered almost 14,000 ounces of gold from this project since 1994 and plans to resume its process of reserve development subject to available funds. The Company also plans to continue exploration of its Hammond Property as funds become available.

Silverado, on August 4, 1989, assigned its Eagle Creek Property to Can-Ex Resources (U.S.), Inc. ("Can-Ex") for a 15% net profits interest to a maximum of $5,000,000. Subsequently, on February 19, 1997, Can-Ex was dissolved and the Eagle Creek property, along with all of Can-Ex's other assets, became the property of its parent corporation, Kintana Resources Ltd. The Company's royalty interest in the property remains unaffected by this event. At this time there is no development activity at the site, though the property is kept in good standing, pending future development.

In Canada, the Company intends to keep its French Peak Property in good standing, especially given the recent rise in silver prices, though no development work is scheduled there at this time.

The Company expects to receive additional capital for its activities on the Ryan Lode and other properties through either equity or debt financing, though there is no commitment by any party to provide such financing at this time, nor assurance that such capital will be available on terms favorable to the Company.

From time to time as conditions or funds warrant, the Company may re-evaluate its development programs in response to changing economic or environmental conditions. Such re-evaluation may result in the Company either changing its development priorities or allowing certain properties or portions thereof to lapse.

(d)  MINING AND ENVIRONMENTAL REGULATION

Mining activities in the U.S. are subject to regulation and inspection by the Mining Safety and Health Administration of the United States Department of
Labor. In addition, the Company's activities are regulated by a variety of Federal, state, provincial and local laws and regulationsrelating to protection of the environment and other matters. Many agencies have the authority to require the Company to cease or curtail operations due to noncompliance with laws administered by those agencies. The operation of mining properties also requires a variety of permits from government agencies.

Management believes that it has in place or will be able to obtain as necessary all required permits for the Company's planned operations. Management knows of no areas of noncompliance with laws or regulations which could close or curtail operations.

The Company has accrued a total of $41,000 for further reclamation on the Nolan Gold Project, and an additional amount of $155,000 for reclamation at the Grant Mill site on Ester Dome. Additional remediation work takes place during the normal course of mining.

In the event of closure or abandonment of its facilities, the Company estimates that any additional reclamation costs, net of recovery, would be immaterial.

(e)  NATURE OF CLAIMS UNDER FEDERAL AND STATE LAW

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

(f)  INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The following table sets forth selected financial data for each of Silverado's fiscal years ended November 30, 1997, 1996 and 1995, by country of origin for information purposes only.

                                          YEAR ENDED NOVEMBER 30,
                                      1997            1996            1995
                              --------------------------------------------
REVENUE (UNITED STATES)       $    168,924    $    298,124    $  3,053,289
                              ============================================

Income (loss) for the year
  Canada                      $ (3,594,229)   $ (3,461,717)   $ (1,615,286)
  United States                   (820,543)       (868,543)     (2,479,270)
                              ============================================
                              $ (4,414,772)   $ (4,330,260)   $ (4,094,556)
                              ============================================

END OF PERIOD

Identifiable assets
  Canada                      $    576,513    $  1,318,233    $    777,156
  United States                 17,654,718      17,143,111      14,362,432
                              ============================================
                              $ 18,231,231    $ 18,461,344    $ 15,139,588
                              --------------------------------------------

For each of the three years ended November 30, 1997, 1996 and 1995, there have been no transfers between geographic segments, nor have there been export sales. Revenue for each of the three years is from sales of gold from inventory derived from the Nolan Gold Project.


ITEM 2 PROPERTIES


(a) REGISTRANT'S INTEREST

Silverado holds interests in mineral properties in the State of Alaska, and the Province of British Columbia. On the Ryan Lode property, for which the Company acquired an option to purchase subsequent to year end, La Teko Resources Ltd. had reported proven and probable reserves. As these reserves were determined at a gold price of $375 per ounce, and Silverado has not yet conducted a feasibility analysis at current gold prices (approximately $300 per ounce), there can be no assurance that these reserves can be economically developed.

On its other properties, the Company has not conducted sufficient exploration and development work to delineate material proven or probable ore reserves.

(b) GENERAL CHARACTER AND TECHNICAL DESCRIPTION OF EACH PROPERTY

(1) Ester Dome Gold Project

The Ester Dome Project encompasses all of Silverado's optioned properties on Ester Dome, and is accessible by road 10 miles northwest of Fairbanks, Alaska. The specific properties at this site are as follows:

     (a)  Grant Mine:
          This property consists of 19 State mineral claims and 6 unpatented Federal mineral claims subject to payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thereafter. Subsequent to year end and for the purpose of facilitating an agreement with Placer Dome U.S. Inc., and in consideration of a payment by the Company of $20,000, this conditional purchase and sale agreement was amended to reduce the royalty payments to 3% of net profits as defined in the agreement.

     (b)  Range Minerals #1:
          This property consists of 6 State mineral claims subject to payments of 15% of net profits until $1,500,000 has been paid and 2% of net profits thereafter.

     (c)  Range Minerals #2:
          This property consists of 388 State mineral claims and two Federal claims subject to annual payments of $30,000, 2% of net smelter returns until $20,000,000 has been paid, and 5% of net profits thereafter. Subsequent to year end and for the purpose of facilitating an agreement with Placer Dome U.S. Inc., and in consideration of a payment by the Company of $60,000, this option agreement was amended to extend the term of the agreement for an additional period of ten years and to modify the royalty provisions to 5% of net profits as defined in the agreement during the first five years that profits are first generated from operations, and the greater of 5% of net profits or 3% of net smelter returns as defined in the agreement until such time as the option price of the property has been paid in full.

     (d)  May (St. Paul) / Barelka:
          This gold property consists of 22 State mineral claims subject to payments of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter.

     (e)  Dobb's:
          This property consists of three unpatented Federal mineral claims subject to payments of 15% of net profits until $1,500,000 has been paid and 3% of the net profits thereafter.

The above properties, totaling 24 square miles in area, cover most of Ester Dome. The stream drainages from Ester Dome have yielded approximately 3,000,000 ounces of gold, 95% of which was placer gold. This was produced mostly from operations conducted by Alaska Gold Company prior to 1965. The Company's claims were located to acquire lode sources from which this placer gold was derived. Lode gold has been discovered in veins, shears, and disseminated into the country rock at a number of locations on the Company's properties.

The main thrust of Silverado's exploration and development work on Ester Dome from 1978 to 1989 was on the Grant Mine area, including a Joint Venture (Grant Mine Project) initiated in April 1984 between Silverado and Aurex, Inc., a subsidiary of Marubeni America Corporation, and a period of production by Silverado from 1987 to 1989. The Joint Venture, with Tri-Con Mining, Inc. as operator, explored and developed the O'Dea vein and constructed a gravity / carbon-in-pulp mill. From 1978 to 1989, a total of 111,852 tons of ore were processed, yielding 11,215 ounces of gold and 8,231 ounces of silver.

From June, 1990 to November, 1993 ACNC conducted exploration programs as operator of the Ester Dome Joint Venture, including 45,162 feet of drilling. On the O'Dea Shear, results from drilling by ACNC and prior results of Silverado's work were sufficient for ACNC to define a gold ore resource.

During 1996 and 1997 the Company continued definition of the St. Paul ore zone by completing over 10,000 feet of trenching and ninety-one drill holes totaling over 19,200 feet. Further, the Company conducted a drilling program consisting of 38 holes totaling approximately 9,000 feet as part of its due-diligence investigation of the Ryan Lode property.

(2)  Marshall Dome Property

The Marshall Dome Gold Project was acquired by the Company in 1995. It covers an area of two and one-half square miles, and is located eighteen miles northeast of Fairbanks and is on the same geological trend as the "True North" gold deposit one mile to the southwest, which is being developed by Newmont Exploration Limited.

(3)  Whiskey Gulch Property

This property, acquired by the Company in 1996, is one-half mile southwest of the Marshall Dome Property, and adjoins the "True North" property.

(4)  Chatanika Property

This property was newly staked by the Company in 1996 in response to aerial observations and preliminary geochemical sampling. The property is located approximately 20 miles northwest of Fairbanks, and presently consists of 752 mining claims and 16 prospecting sites, with a total area of 52 square miles.

(5)  Nolan Placer And Lode Claims

The Nolan Project consists of five contiguous properties covering approximately 6 square miles, 8 miles west of Wiseman, and 175 miles north of Fairbanks, Alaska. These properties are as follows:

     (a)  Nolan Placer:
          This property consists of 152 unpatented Federal placer claims 100 percent owned by Silverado.

     (b)  Thompson's Pup:
          This property consists of 6 unpatented Federal placer claims, and is subject to a royalty of 3 percent of net profits on 80% of production.

     (c)  Dionne (Mary's Bench):
          This property, consisting of 15 unpatented Federal placer claims and miscellaneous mining equipment, was purchased in 1993 for $1,000,000 payable over five years. Payments were completed in 1997.

     (d)  Smith Creek:
          This property, consisting of 5 unpatented Federal placer claims and miscellaneous mining equipment, was purchased in 1993 for $200,000 payable over five years with payments scheduled to be completed in 1998.

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

From 1990 to 1993, Silverado conducted reclamation, exploration and development in preparation for commencement of production. Initially, production was carried out on the Thompson's Pup property. Then, in November 1993, the Company commenced production on the Dionne (Mary's Bench) Property. Gold bearing gravels were mined by underground methods from a frozen bench deposit. Since the Winter of 1994/95 almost 14,000 ounces of gold have been recovered by Silverado from these sites, primarily in the form of high-quality nuggets which sell at premium prices.

Subsequent to 1995, the Company restricted its activities at Nolan as it refocused its resources on its Ester Dome properties. It has substantially reclaimed its previous disturbances.

(6)  Hammond Property

The Hammond Property, consisting of 28 Federal placer claims and 36 Federal lode claims covering one and one-half square miles, was acquired by the Company in December 1994. The Company completed a drilling program in 1995 which identified placer gold deposits similar to those on the adjoining Nolan Gold Project. The lode claims also extended the area of interest for exploration for the lode sources of the placer gold.

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

The property was assigned to Can-Ex Resources (U.S.), Inc. on August 4, 1989 for a retained 15 percent net profits interest from production to a maximum of $5,000,000. On February 19, 1997, Can-Ex Resources (U.S.) Inc. was dissolved, and the Eagle Creek property, along with all of Can-Ex's other assets, became the property of its parent corporation, Kintana Resources Ltd. The Company's interest in the property remains unaffected by this event.

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

(c)  GLOSSARY OF TECHNICAL TERMS

Anomaly.
----------
A concentration of an element or a physical feature which may indicate the presence of a mineral deposit.

Development.
--------------
The process following exploration, whereby a mineral deposit is further evaluated and prepared for production. This generally involves significant drilling and may include underground work.

Drilling.
-----------
The process of boring a hole in the rock to obtain a sample for determination of metal content. "Diamond Drilling" involves the use of a hollow bit with diamonds on the cutting surface to recover a cylindrical core of rock. "Reverse Circulation Drilling" involves chips of rock being forced back through the center of the drill pipe using air or water.

Exploration.
--------------
The  process  of  using  prospecting,   geological   mapping,   geochemical  and
geophysical surveys, drilling, sampling and other means to detect and perform initial evaluations of mineral deposits.

Federal Lode  Claims,  Federal  Placer  Claims.
-------------------------------------------------
Mineral claims up to 20 acres, located on federal land under the U.S. Mining Law of 1872. See below for definitions of "Lode" and "Placer".

Geochemical Survey.
---------------------
Sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them. E.g., Arsenic may indicate the presence of gold.

Geophysical Survey.
---------------------
Electrical, magnetic and other means used to detect features which may be associated with mineral deposits.

Gold Deposit.
---------------
A concentration of gold in rock sufficient to be of economic interest.

Gravity /  Carbon-in-Pulp  Mill.
----------------------------------
A gold processing plant wherein gold ore is finely ground and the coarse gold particles are removed by mechanical means with the balance dissolved by weak cyanide solution. The dissolved gold is absorbed onto carbon then recovered by electrowinning.

Lode.
-------
Mineral in place in the host rock, as in "lode gold".

Lode Source.
--------------
The lode mineral deposit from which placer minerals have been derived by erosion.

Mineral Claims.
-----------------
General term used to describe the manner of land acquisition under which the right to explore, develop and extract metals is established.


Placer.
---------
Mineral which has been separated from its host rock by natural processes and is often reconcentrated in streams as "placer deposits" or "placer gold".

Prospecting  Sites.
---------------------
Areas up to 160 acres on Alaska State lands where the exclusive right to explore for minerals is granted for one year, extendible for additional years.

Reserve.
----------
A body of ore sufficiently sampled to establish continuity, and determined by feasibility analysis to be economically and legally mineable.

Resource.
-----------
A body of ore sufficiently sampled to establish continuity, but not constrained by a mining plan or feasibility analysis.

State Claims.
---------------
Mineral claims up to 40 acres, located on State of Alaska lands.


ITEM 3 LEGAL PROCEEDINGS

On March 14, 1997, the Company filed a Quiet Title Action in the Alaska Superior Court, Fourth Judicial District, in order to assure its clear title to the Marshall Dome property. Subsequently, on June 18, 1997, the vendors of the property filed a counterclaim opposing the Company's action. In the course of their opposition, the vendors demanded that the Company encumber the property with a lien or other equitable relief in their favor for the remaining purchase price of the property, and stated a claim for alleged damages in such amount as may be proven at trial. Silverado believes the complaint is without merit, and has moved for Summary Judgment on the basis that it has exclusive possessory rights to the property as evidenced by the purchase documents executed by the vendors. As at February 28, 1998, a decision has not been rendered on the Company's motion.


ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5 MARKET  PRICE FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
       MATTERS


(a)  MARKET INFORMATION

Silverado's common stock trades on the NASDAQ Small-Cap Market under the symbol "GOLDF." The following table indicates the high and low bid prices of the common shares during the periods indicated, as published by NASDAQ:

     QUARTER ENDED           HIGH BID          LOW BID
     -------------------------------------------------
     Feb 29, 1996              7/8               3/8
     May 31, 1996              3/4              15/32
     Aug 31, 1996             21/32             13/32
     Nov 30, 1996             23/32              1/2
     Feb 28, 1997              7/16             11/32
     May 31, 1997              1/2               5/16
     Aug 31, 1997             11/32              5/16
     Nov 30, 1997              7/16              9/32

The foregoing prices represent inter-dealer quotations without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.


(b)  HOLDERS OF COMMON SHARES

As at January 30, 1998, there were 3,576 registered holders of Silverado's common shares, approximately 91% of whom were located in the United States.

(c)  DIVIDENDS AND INTEREST

Silverado Gold Mines Ltd. has not declared dividends on its common stock in the two most recent fiscal years.

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


ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of Silverado's fiscal years ended November 30, 1997, 1996, 1995 , 1994 and 1993.

                                        YEARS ENDED NOVEMBER 30,
                              1997        1996        1995        1994        1993
                          --------------------------------------------------------
                                       000's except per share amounts
Revenues                  $    169    $    298    $  3,053    $  1,516    $   --

Net Earnings (Loss) for   $ (4,415)   $ (4,330)   $ (4,095)   $ (3,120)   $    143
the Year (1)

Earnings (Loss) Per       $  (0.07)   $  (0.09)   $  (0.11)   $  (0.09)   $   0.01
Share

END OF PERIOD

Assets                    $ 18,231    $ 18,461    $ 15,140    $ 16,496    $ 15,929

Gold Inventory (3)        $     49    $    213    $    389    $  2,028    $    446

Long-term Obligations     $  2,010    $  2,092    $  2,395    $  2,543    $   --

(1)  For 1993, after extraordinary item, forgiveness of debt of $1,295,000.
(2)  Loss per share for 1993 was $0.04 before extraordinary item.
(3) Gold inventory is valued at the lower of weighted average cost or net realizable value.

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The table below sets forth Silverado's working capital and liquidity at the dates indicated:

                                                                November 30,
                                                      1997          1996          1995
                                               ---------------------------------------
Cash and cash equivalents                      $    20,914   $ 1,925,469   $   155,849
Other current assets                               423,475       704,228       462,134
                                               ---------------------------------------
                                                   444,389     2,629,697       617,983
                                               ---------------------------------------


Accounts payable and accrued liabilities          (597,478)     (252,923)     (527,352)
Loans payable secured by gold inventory               --         (66,511)     (176,568)
Payable to related parties                            --            --        (851,610)
Current portion of mineral claims payable             --        (179,000)     (330,000)
Current portion of capital lease obligation        (81,749)      (64,939)     (203,203)
                                               ---------------------------------------
                                                  (679,227)     (563,373)   (2,088,733)
                                               ---------------------------------------

Working capital (deficiency)                   $  (234,838)  $ 2,066,324   $(1,470,750)
                                               ---------------------------------------

During 1997 the Company continued to receive funds through private placements and the exercise of options, and applied those funds to exploration and development expenses on its Fairbanks properties, and reclamation costs on its Nolan properties. The Company also incurred costs associated with its due diligence investigation of the Ryan Lode property, in advance of entering into an option agreement to acquire that property entered into subsequent to year end. The decrease in the Company's working capital from $2,066,324 to a deficiency of $234,838 at the end of 1997 reflects the excess of those various expenditures over the funds received during 1997. In addition, the Company advanced $480,236 to Tri-Con, an affiliated company, during the year which further contributed to the decrease in working capital in 1997. The Company's short term liabilities consist primarily of trade payables, accrued interest and reclamation expenses; long term liabilities consist of the long term portion of the Company's remaining capital lease obligation, and a $2,000,000 convertible debenture which has a maturity of July 2, 1999, if not sooner converted.

From the $3,453,000 which the Company received from shares issued for cash during the year, it applied $2,290,000 to exploration and development expenditures, and $110,000 to mineral claims and options on its Alaska properties. $1,246,000 of these expenditures occurred on the Company's Ester Dome Project; $478,000 on the Ryan Lode Gold Project; and $274,000 on the Nolan Gold Project - mostly for reclamation work. $292,000 was applied to its other properties, including the French Peak silver property in British Columbia.

A more detailed discussion of the use of these funds, and the results of the Company's work is presented below.


     Ester Dome Gold Project
     -----------------------
     The Company continued to explore and develop gold deposits on its 24 square mile Ester Dome property. On the St. Paul deposit, 31 trenches totaling 10,000 lineal feet and 91 drill holes totaling 19,200 feet have been completed. Gold mineralization has been traced for 3,000 feet along the surface, up to 600 feet deep, and remains open to extension in all directions. Detailed drilling on a 500-foot long section of the deposit has shown gold grades, from 50 holes, averaging 0.085 oz/ton across an average width of 40 feet and to an average depth of 125 feet. Several more potential ore zones will need to be defined before the St. Paul Deposit can support a stand-alone feasibility study. However, if other deposits on Ester Dome, such as the Ryan Lode, are considered for production, then the St. Paul would be evaluated as part of that planning.

     Elsewhere on Ester Dome, the Company began surface exploration on the Rhyolite target area and completed a data compilation and evaluation on the Ready Bullion area, all preparatory to commencement of drilling. Subsequent to year end, the Company completed an agreement with Placer Dome U.S. Inc. granting Placer Dome an option to explore 20.5 square miles of Ester Dome. The optioned claims include the Rhyolite and Ready Bullion targets, but exclude the St. Paul, Grant Mine and Mill, and Ryan Lode areas.

     Ryan Lode Gold Project
     ----------------------
     In July, 1997, the Company began an environmental, technical, and legal due diligence investigation of the Ryan Lode property preparatory to acquiring an option on the property from La Teko Resources Ltd. La Teko had reported a significant mineable reserve based on a bulk tonnage / heap leach mining concept, at an average grade of 0.056 ounces of gold per ton of ore. The Company completed 38 drill holes totaling 8,855 feet to confirm the continuity of gold mineralization above 0.10 ounces per ton to support the concept of a smaller tonnage, higher grade operation using Silverado's existing Grant Mill facilities. The Company considered the drilling successful and, subsequent to year end, completed an Option to Purchase Agreement with La Teko for the Ryan Lode property.

     Nolan Gold Project
     ------------------
     In November, 1993, the Company commenced production of placer gold from frozen bench deposits on the Mary's Bench portion of the Dionne Property. Since then, almost 14,000 ounces of gold have been recovered. The Company continued a limited production program in 1996 then suspended production altogether in 1997 as it focused its efforts entirely on the expansion, exploration, and development of its Fairbanks properties in response to increased competitive activity in that area. It did, however, conduct reclamation activities on the site. The Company intends to continue development of both placer and lode gold deposits at Nolan at a future time, subject to the availability of financing.

     Other Properties
     ----------------
     The Company maintained its other properties in good standing.

During 1998, the Company has property commitments totaling $620,600 which must be paid in order to keep its various properties in good standing. This amount is made up of mineral property lease payments, various regulatory charges and fees, and property work requirements. In addition, the option agreement signed after year end to acquire the Ryan Lode property requires the Company to pay La Teko $650,000 and perform $1,000,000 of work on the property before November 30, 1998. Finally, the Company has various other commitments to meet over the coming year including interest payments on a $2,000,000 convertible debenture, various office and equipment leases and reclamation costs. Together, they total approximately $500,000 for the year to November 30, 1998.

The funds to make these payments are expected to come in part from receipts from Placer Dome U.S. Inc. under the agreement signed subsequent to year end regarding a portion of the Company's Ester Dome properties. Under this agreement, which Placer Dome U.S. Inc. is entitled to terminate annually at November 30, the Company can receive $1,100,000 in cash consideration and receipts upon issue of shares. Management expects that it will be able to raise additional capital for its activities on its properties through either equity or debt financing, or additional joint-ventures, though there is no commitment by any party to provide such financing at this time, nor assurance that such capital will be available or that an additional joint-venture can be negotiated on terms favorable to the Company. In the event that sufficient funds do not become available to carry out its planned operations, the Company may elect to reprioritize its operations and sell or abandon certain properties as necessary to meet its cash requirements.

In 1998, the Company intends to further develop the Ryan Lode property under the terms of its option agreement with La Teko. The purpose of this work would be to determine whether a feasibility study, suitable for institutional financing, could be prepared so as to finance the capital costs associated with returning the Ryan Lode to commercial production. The Company also intends to resume development of its Nolan claims, subject to available financing.

OPERATING RESULTS

The Company continued to engage in only limited gold sales in 1997, reflecting its own reduced inventory, the current suspension of all production activities, and the lower prices for gold. The Company expects to maintain only minimal inventory until such time as it either resumes production from its Nolan properties, or brings its newly-acquired Ryan Lode property into production.

Similarly, operating costs in 1997 were lower than in the two previous years, in which production was conducted at varying levels. However, the company did some reclamation work at several sites, principally at the Nolan Gold Project. As this reclamation work is recorded as an operating expense, and the sales during the year were for inventory held at the end of 1996, the operating margin for 1997 is lower than previous years.

As with most companies involved in the mining industry, the price of the Company's product (mainly gold) can have a significant impact upon the Company. During the latter quarter of 1997, the price of gold fell significantly to a range of $285 to $295 per ounce. However, as the Company is not currently producing gold, and as its properties do not yet have substantial reserves developed, the drop in gold price has not affected the Company's operating results

Mining activities in the United States are subject to regulation and inspection by the Mining, Safety and Health Administration of the United States Department of Labor. In addition, Silverado's activities are regulated by a variety of Federal, state, provincial and local laws and regulations relating to protection of the environment. The operation of mining properties also requires a variety of permits from governmental agencies. While there can be no assurance that in the future environmental concerns will not lead to restrictions upon Silverado's operations at one or more properties, Silverado believes it has either obtained all permits necessary for planned operations in 1998, or that any other permits necessary can be obtained without undue restriction


Other Expenses
--------------

                           Years ended November 30,
                 --------------------------------------------
Other Expenses   $4,205,381       $4,077,978       $2,074,626


Despite significant decreases in employment contract expenses (see Note 6 (d) to the consolidated financial statements included elsewhere in this document) and the cessation of salary payments to the Company's former President who resigned in the first quarter of 1997, the Company's Other Expenses increased over the 1996 total. Legal and financing expenses of the Company increased in 1997, primarily as a result of work performed in negotiating contracts with La Teko and Placer Dome, both of which were finalized after year end. In addition, management services provided by Tri-Con increased significantly in 1997. This management services overhead increase resulted from the need to maintain staff and infrastructure at a certain level in preparation for expected increases in development and operational activities in 1998 and 1999, despite relatively low activity levels in the current year.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements listed below were prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars. These principles conform, in all material respects, with those generally accepted in Canada.

                                                                                PAGE
-----------------------------------------------------------------------------------------
Auditor's Report                                                                 F-1
-----------------------------------------------------------------------------------------

Comments by Auditors for U.S. Readers on Canada - U.S. Reporting Conflict        F-1
-----------------------------------------------------------------------------------------

Consolidated Balance Sheets, November 30, 1997 and 1996                          F-2
-----------------------------------------------------------------------------------------

Consolidated Statements of Operations and Accumulated Deficit,
Years Ended November 30, 1997, 1996 and 1995                                     F-3
-----------------------------------------------------------------------------------------

Consolidated Statements of Cash Flows,
Years Ended November 30, 1997, 1996 and 1995                                     F-4
-----------------------------------------------------------------------------------------

Consolidated Statements of Changes in Share Capital and Capital Surplus,
Years ended November 30, 1997, 1996 and 1995                                     F-5
-----------------------------------------------------------------------------------------

Notes to Consolidated Financial Statements                                   F-6 to F-20
-----------------------------------------------------------------------------------------

No schedules are presented either because the required  information is disclosed elsewhere in the financial statements, or the schedules are not applicable.
-----------------------------------------------------------------------------------------

                                AUDITORS' REPORT

To the Shareholders of Silverado Gold Mines Ltd. (formerly Silverado Mines Ltd.)

We have audited the consolidated balance sheets of Silverado Gold Mines Ltd. as at November 30, 1997 and 1996, and the consolidated statements of operations and accumulated deficit, cash flows and changes in share capital and capital surplus for each of the years in the three year period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at November 30, 1997 and 1996, and the results of its operations and the changes in its financial position for each of the years in the three year period ended November 30, 1997 in accordance with generally accepted accounting principles in the United States. As required by the Company Act (British Columbia), we report, that in our opinion, these principles have been applied on a consistent basis.

/s/ KPMG
---------
KPMG
Chartered Accountants

Vancouver, Canada February 5, 1998 except as to notes 5, 6(c) and 10, which are as at March 16, 1998



                      COMMENTS BY AUDITORS FOR U.S. READERS
                        ON CANADA-U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1(a) to the financial statements. My report to the shareholders dated February 5, 1998, except as to notes 5, 6(c) and 10, which are as at March 16, 1998, is expressed in accordance with the Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.


/s/ KPMG
---------
KPMG
Chartered Accountants

Vancouver, Canada February 5, 1998 except as to notes 5, 6(c) and 10, which are as at March 16, 1998

SILVERADO GOLD MINES LTD. (formerly Silverado Mines Ltd.)                    F-2
CONSOLIDATED BALANCE SHEETS
EXPRESSED IN U.S. DOLLARS

-------------------------------------------------------------------------------------------------
Years Ended November 30                                                     1997             1996
-------------------------------------------------------------------------------------------------
Assets
Current Assets
  Cash and cash equivalents                                        $      20,914    $   1,925,469
  Gold inventory                                                          48,875          213,004
  Accounts receivable                                                      8,297           11,265
  Prepaid expenses paid to related parties                               366,303          479,959
                                                                   ------------------------------
                                                                         444,389        2,629,697
Mineral Properties and Development (Note 2)
  Claims and options                                                   2,436,972        2,327,025
  Deferred exploration and development expenditures                   13,576,470       11,286,816
                                                                   ------------------------------
                                                                      16,013,442       13,613,841
  Less accumulated amortization                                       (1,384,338)      (1,384,338)
                                                                   ------------------------------
                                                                      14,629,104       12,229,503

Buildings, Plant and Equipment (Note 3)                                4,481,399        4,423,428
  Less accumulated depreciation                                       (1,385,423)        (920,246)
                                                                   ------------------------------
                                                                       3,095,976        3,503,182
Deferred Financing Fees
  (net of amortization of $124,238; 1996 - $87,038)                       61,762           98,962
                                                                   ------------------------------

                                                                   $  18,231,231    $  18,461,344
                                                                   ==============================

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and accrued liabilities (Note 4)                $     597,478    $     252,923
  Loans payable secured by gold inventory                                   --             66,511
  Current portion of mineral claims payable                                 --            179,000
  Capital lease obligations - current  (Note 9(b))                        81,749           64,939
                                                                   ------------------------------
                                                                         679,227          563,373
Long Term Liabilities
  Capital lease obligations (Note 9(b))                                    9,741           92,214
  Convertible debenture (Note 5)                                       2,000,000        2,000,000
                                                                   ------------------------------
                                                                       2,009,741        2,092,214
Shareholders' Equity
  Share capital (Note 6)
  Issued and outstanding November 30, 1997 - 80,012,218 shares        43,084,420       38,651,294
                         November 30, 1996 - 56,406,493 shares
  Unamortized stock compensation expense                                (151,612)        (350,000)
  Advances to related parties secured by
   common shares in the company (Note 7)                                (480,236)            --
  Deficit                                                            (26,910,309)     (22,495,537)
                                                                   ------------------------------
                                                                      15,542,263       15,805,757
                                                                   ------------------------------

                                                                   $  18,231,231    $  18,461,344
                                                                   ==============================

Continuing  operations  (Note  1(a))
Subsequent  events  (Notes 5, 6(c) and 10)
Commitments and contingencies (Notes 2 and 9)
See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD. (formerly Silverado Mines Ltd.)                    F-3
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
EXPRESSED IN U.S. DOLLARS

                                                        ----------------------------------------------
Years Ended November 30                                          1997            1996             1995
                                                        ----------------------------------------------
Revenue from gold sales                                 $     168,924   $     298,124    $   3,053,289
                                                        ----------------------------------------------

Operating costs
   Mining and processing costs                                164,835         366,249        4,515,138
   Amortization of property and development costs                --           123,504          431,384
   Reclamation expense (Note 9(d))                            213,480          31,993           29,397
   Production related depreciation expense                       --            28,660           97,300
                                                        ----------------------------------------------
                                                              378,315         550,406        5,073,219
                                                        ----------------------------------------------
Loss from operations                                         (209,391)       (252,282)      (2,019,930)

Other expenses
   Accounting and audit                                        93,450          69,331           62,891
   Amortization of deferred financing fees                     37,200          37,200           37,200
   Corporate capital taxes                                     21,934          (5,967)          32,014
   Depreciation                                               475,175         447,222           86,346
   Employment contract expense                              1,099,340       1,910,060          223,273
   Financing activities                                       100,847          35,159           18,900
   General exploration and development                         75,566          13,980             --
   Interest on long term debt                                 160,000         160,000          160,000
   Legal                                                      206,740          35,733          114,294
   Loss on disposal of buildings, plant and equipment           1,557            --               --
   Loss (gain) on foreign exchange                             55,335          (5,298)          (5,332)
   Management salaries                                         65,744         263,000          184,349
   Management services from related party (Note 7)            992,646         323,108          190,009
   Office expenses                                            318,463         262,333          387,498
   Other interest and bank charges (net)                        7,356           4,908           82,928
   Printing and publicity                                     293,095         371,281          410,195
   Reporting and investor relations                            52,576          26,833           24,447
   Transfer agent fees and mailing expenses                   148,357         129,095           65,614
                                                        ----------------------------------------------
                                                            4,205,381       4,077,978        2,074,626

Loss for the year                                          (4,414,772)     (4,330,260)      (4,094,556)

Accumulated deficit at beginning of year                  (22,495,537)    (18,165,277)     (14,070,721)
                                                        ----------------------------------------------

Accumulated deficit at end of year                      $ (26,910,309)  $ (22,495,537)   $ (18,165,277)
                                                        ==============================================

Loss per share (Note 1(g))                              $       (0.07)  $       (0.09)   $       (0.11)
                                                        ==============================================

See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD. (formerly Silverado Mines Ltd.)                    F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN U.S. DOLLARS

-------------------------------------------------------------------------------------------------------------------
Years Ended November 30                                                        1997            1996            1995
-------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR):
Operations:
  Loss for the year                                                    $ (4,414,772)   $ (4,330,260)   $ (4,094,556)
    Items not involving cash:
     Employment contract expense                                          1,099,340       1,910,060         223,273
     Consulting services expense                                             78,945            --              --
     Depreciation                                                           475,175         475,882         183,646
     Amortization of deferred financing fees                                 37,200          37,200          37,200
     Loss on disposal of buildings, plant and equipment                       1,557            --              --
     Amortization of property and development costs                            --           123,504         431,384
    Changes in non-cash operating working capital:
     Decrease (increase) in accounts receivable                               2,968         (10,255)         (1,010)
     Decrease (increase) in gold inventory                                  164,129         176,115       1,638,670
     Decrease (increase) in prepaid expenses paid to related parties        113,656            --              --
     Increase (decrease) in accounts payable and accrued liabilities        344,555        (274,429)        282,488
                                                                       --------------------------------------------
                                                                         (2,097,247)     (1,892,183)     (1,298,905)

Financing:
  Shares issued for cash                                                  3,453,229       7,610,000       1,104,600
  Decrease (increase) in advances/payable to related parties               (480,236)     (1,299,893)        972,445
  Increase (decrease) in loans payable secured by gold inventory            (66,511)       (110,057)        176,568
  Decrease in mineral claims payable                                       (179,000)       (351,000)        (70,000)
  Increase (decrease) in capital lease obligation                           (65,663)       (240,619)         85,072
                                                                       --------------------------------------------
                                                                          2,661,819       5,608,431       2,268,685

Investments:
  Mineral claims and options                                               (109,947)       (571,214)        (32,900)
  Deferred exploration and development expenditures                      (2,289,654)     (1,202,700)       (617,118)
  Purchases of equipment                                                    (69,526)       (172,714)       (354,637)
                                                                       --------------------------------------------
                                                                         (2,469,127)     (1,946,628)     (1,004,655)
                                                                       --------------------------------------------


Increase (decrease) in cash and cash equivalents                         (1,904,555)      1,769,620         (34,875)
Cash and cash equivalents at beginning of year                            1,925,469         155,849         190,724
                                                                       --------------------------------------------

Cash and cash equivalents at end of the year                           $     20,914    $  1,925,469    $    155,849
                                                                       ============================================

Supplemental cash flow information
  Interest paid                                                        $    181,436    $    242,562    $    233,942
                                                                       ============================================


  Issue of shares for purchase of mineral property, a non-cash
   financing and investing activity                                    $       --      $       --      $     43,750
                                                                       ============================================

See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD. (formerly Silverado Mines Ltd.)                    F-5
CONSOLIDATED STATEMENTS OF CHANGES IN SHARE CAPITAL
AND CAPITAL SURPLUS
EXPRESSED IN U.S. DOLLARS

Years ended November 30, 1997, 1996, and 1995

                                                                  Number of          Share        Capital
                                                                     shares        Capital        Surplus
                                                                 ----------   ------------   ------------
Balance as at November 30, 1994                                  35,027,993   $ 27,054,191   $     46,352
                                                                 ----------   ------------   ------------

Year ended November 30, 1995

   Shares issued:
      On exercise of contract employee share options              2,303,500      1,104,600
      For mineral property                                          100,000         43,750
   Value of share options granted to contract employees                            572,670
                                                                 ----------   ------------   ------------
                                                                  2,403,500      1,721,020           --


                                                                 ----------   ------------   ------------
Balance as at November 30, 1995                                  37,431,493     28,775,211         46,352
                                                                 ----------   ------------   ------------

Year ended November 30, 1996

   Shares issued:
      On exercise of contract employee share options             18,050,000      7,180,000
      Private placements for cash                                   925,000        430,000
   Capital surplus reallocated                                                      46,352        (46,352)
   Fair value of share options granted to contract employees                     2,219,731
                                                                 ----------   ------------   ------------
                                                                 18,975,000      9,876,083        (46,352)


                                                                 ----------   ------------   ------------
Balance as at November 30, 1996                                  56,406,493     38,651,294           --
                                                                 ----------   ------------   ------------

Year ended November 30, 1997

   Shares issued:
      Stock split                                                 4,934,725
      On exercise of contract employee share options              3,390,000        487,500
      On exercise of warrants                                       600,000        102,000
      Private placements for cash                                14,181,000      2,863,229
      Private placement for consulting services:                    500,000
         For cash                                                                      500
         For consulting services                                                   169,500
   Fair value of share options granted to contract employees                       771,389
   Fair value of share options granted to consultants                               39,008
                                                                 ----------   ------------   ------------
                                                                 23,605,725      4,433,126           --

                                                                 ----------   ------------   ------------
Balance as at November 30, 1997                                  80,012,218   $ 43,084,420   $       --
                                                                 ==========   ============   ============

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
SILVERADO GOLD MINES LTD.                                                    F-6
(FORMERLY SILVERADO MINES LTD.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          These consolidated financial statements for the years ended November 30, 1997, 1996 and 1995 are prepared in conformity with accounting principles generally accepted in the United States. During the year ended November 30, 1997, the Company changed its name from Silverado Mines Ltd. to Silverado Gold Mines Ltd.


(a)  Continuing Operations

          During the year ended November 30, 1997, the Company continued to focus its efforts on its properties within the Fairbanks mining district, primarily at Ester Dome. It continued its drilling program on several sites within the Ester Dome Project, and funded its exploration activities by generating $3,450,000 in capital through private placements and the exercise of options and warrants.

          These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and development is dependent on the Company's ability to obtain the continued forbearance of certain creditors, to obtain additional financing to fund its operations and acquisition, exploration and development activities, the discovery of economically recoverable ore on its properties, and the attainment of profitable operations. Current uncertainty with regard to each of these matters raises substantial doubt about the Company's ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.


(b)  Basis of Consolidation

          The consolidated financial statements include the accounts of Silverado Gold Mines Inc., (formerly Silverado Mines (U.S.), Inc.), a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

(c)  Gold Inventory

          Gold inventory is valued at the lower of weighted average cost and estimated net realizable value. At November 30, 1997, 1996 and 1995, gold inventory is valued at net realizable value. Any write-down of inventory to net realizable value is included in mining and processing costs.

(d)  Mineral Properties and Development

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

          Effective December 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the
          Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." On an ongoing basis, the Company evaluates each property based on exploration results to date, and considering facts and circumstances such as operating results, cash flows and material changes in the business climate, determines whether any of the properties may be impaired. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less that its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. The adoption of this accounting standard did not have a material effect on the Company's consolidated operating results or financial position.

          The amounts shown for mineral properties and development for mineral properties which have not yet commenced commercial production represent costs incurred to date, net of recoveries from developmental production, and are not intended to reflect present or future values.

          Amortization of mineral properties and development costs of properties in production is provided during periods of production using the units-of-production method based on an estimated economic life of the ore reserves.

          The Company's accounting policy for reclamation expenses is contained in note 9(d).


(e)  Buildings, Plant and Equipment

          Buildings, plant and equipment are stated at cost. Depreciation is provided on buildings, plant and equipment using the straight-line method based on estimated lives of 3 to 20 years.


(f)  Foreign Currencies

          The Company considers its functional currency to be the U.S. dollar for its U.S. and Canadian operations. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. funds at the rates of exchange in effect at the year end. Revenue and expense transactions are translated at the rate in effect at the time at which the transactions took place. Foreign exchange gains and losses are included in the determination of income.


(g)  Loss Per Share

          Loss per share has been calculated based on the weighted average number of shares outstanding during the year. During the current year, the outstanding share capital in the Company was split on a 14:13 basis. The effect of the stock split was given retroactive recognition in all periods presented. The weighted average number of shares outstanding, for the purpose of loss per share calculations, is as follows:

          Year to November 30, 1997          66,999,559
          Year to November 30, 1996          49,120,290
          Year to November 30, 1995          38,423,001


         Loss per share does not include the effect of the potential conversions
         of  options,   warrants,  and  debentures  as  their  effect  would  be
         anti-dilutive.

(h)  Revenue Recognition

          Gold sales are recognized when title passes to the purchaser.

(i)  Accounting for Stock Based Compensation

          The Company uses the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") in accounting for its stock based incentive plans to directors. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock. The Company's accounting policy for stock based incentive plans to contract employees and consultants is contained in Notes 9(d) and 9(e).

(j)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the amortization and depreciation rates of mineral properties and development and buildings, plant and equipment, accrued remediation expense and the recoverability of capital and other assets. Actual results could differ from those estimates.

(k)  Financial Instruments

          The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for gold inventory approximate fair values as gold inventory is carried at estimated net realizable value. The carrying amounts reported in the balance sheet for capital lease obligations and convertible debenture approximate their fair value as they bear interest at rates which approximate market rates.


(l)  Comparative Figures

          Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.

2.   MINERAL PROPERTIES AND DEVELOPMENT

(a)  Mineral Properties

          Ester Dome Properties, Fairbanks Mining District, Alaska
          --------------------------------------------------------
          These properties, which include the Grant Mine (Burggraf), Range Minerals #1, Range Minerals #2, May / Barelka (St. Paul), and Dobb's properties, make up a contiguous group of claims covering 24 square miles. The Company's property holdings in this area were expanded by the acquisition of five additional claims in October, 1997, known as the "Alaska Gold" property.

          Ryan Lode Property, Fairbanks Mining District, Alaska
          -----------------------------------------------------
          Significant due diligence work was performed in 1997 following a letter of understanding with La Teko Resources Ltd., resulting in an agreement in December 1997 granting the Company an option to acquire this property which consists of 63 mining claims covering approximately one and one-half square miles (see Note 10). The property is situated next to the Company's Ester Dome properties near Fairbanks, Alaska.

          Marshall Dome Property, Fairbanks Mining District, Alaska
          ---------------------------------------------------------
          The Company acquired this property in 1995. It covers an area of two and one-half square miles, and is located eighteen miles northeast of Fairbanks.

          Whiskey Gulch Property, Fairbanks Mining District, Alaska
          ---------------------------------------------------------
          The Company acquired four claims collectively known as "Whiskey Gulch" in 1996. These claims are located near the Company's Marshall Dome property.

          Chatanika Property, Fairbanks Mining District, Alaska
          ------------------------------------------------------
          The Company originally staked this property 1996. It consists of 752 mining claims and 16 prospecting sites covering an area of
          approximately   52  square  miles,   located  20  miles  northwest  of
          Fairbanks.

          Nolan Properties, Wiseman Mining District, Alaska
          -------------------------------------------------
          These properties, which include the Nolan Placer, Nolan Lode, Thompson's Pup, Dionne (Mary's Bench), and Smith Creek properties, make up a contiguous group of claims, covering approximately four square miles.

          Hammond Property, Wiseman Mining District, Alaska
          -------------------------------------------------
          The Company acquired this two square mile property, adjoining the Nolan Gold Properties, in 1994.

          Eagle Creek Property, Fairbanks Mining District, Alaska
          -------------------------------------------------------
          The Company assigned its interest and obligations related to this property to Can-Ex Resources (U.S.), Inc. ("Can-Ex"), a related company (see Note 7), and retained a 15 percent net profit interest from production to a maximum of $5,000,000. Can-Ex was subsequently dissolved in 1997 at which time its assets passed to its parent company, Kintana Resources Ltd., which now has the obligation for Silverado's net profit interest.

          French Peak Property, Omineca Mining District, British Columbia
          ---------------------------------------------------------------
          Anselmo Holdings Ltd., a related company, has a 10 percent net profits interest in this property, which consists of four mineral claims covering approximately one square mile located 40 miles northwest of Smithers, British Columbia.

                                                                            F-10
          Property Commitments
          --------------------
          As at November 30, 1997, minimum aggregate future expenditures required in the next five years to maintain the properties which the Company held at November 30, 1997 in good standing are as follows:

          Year      Commitment
          1998      $ 620,600
          1999        540,600
          2000        500,600
          2001        400,600
          2002        400,600

(b)  Claims and Options and Deferred Exploration and Development Expenditures

          Cumulative claims and options and deferred exploration and development expenditures are as follows:

                                     Net book value           1997   Net book value
                                      Nov. 30, 1996   Expenditures    Nov. 30, 1997
                                     ---------------------------------------------
Cumulative net mineral
 claims and option payments        $   1,591,111     $     109,948   $   1,701,059
                                     ---------------------------------------------

Deferred exploration and
 development expenditures

     Alaska
     Ester Dome Gold Project             5,169,208       1,245,522       6,414,730
     Ryan Lode Gold Project                                477,858         477,858
     Marshall Dome                         179,028           1,866         180,894
     Nolan Gold Project                  4,590,191         273,624       4,863,815
     Hammond Property                      270,856          41,438         312,294
     Eagle Creek Royalty Interest          133,347           7,004         140,351
     Whiskey Gulch                          21,791         144,678         166,469
     Chatanika                              12,861          97,663         110,524

     British Columbia
     French Peak                           261,110                         261,110
                                     ---------------------------------------------
                                        10,638,392       2,289,653      12,928,045
                                     ---------------------------------------------
Total mineral properties and
 development expenditures            $  12,229,503   $   2,399,601   $  14,629,104
                                     =============================================

3.   BUILDINGS, PLANT AND EQUIPMENT

          Buildings, plant and equipment primarily include the mill facility and equipment of the Ester Dome/Grant Mine Gold Project and mining equipment and camp facilities at the Nolan Gold Project.

                                                                                  1997           1996
                                                            Accumulated       Net Book       Net Book
                                                   Cost    Depreciation          Value          Value
                                           ----------------------------------------------------------
Grant Mine Mill Equipment                  $  2,248,780   $   (613,486)   $  1,635,294   $  1,837,926

Nolan Gold Project Mining Equipment              60,757        (19,553)         41,204         46,274
Mining Equipment                              1,788,132       (602,160)      1,185,972      1,348,775
Other Equipment, Leasehold Improvements         383,730       (150,224)        233,506        270,207
                                           ----------------------------------------------------------
                                           $  4,481,399    $ (1,385,423)  $  3,095,976   $  3,503,182
                                           ----------------------------------------------------------


4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          Accounts payable and accrued liabilities consist of:

                                            1997       1996
                                        -------------------
          Accounts payable              $334,812   $118,858
          Accrued interest                66,666     64,065
          Accrued reclamation expense    196,000     70,000
                                        -------------------
                                        $597,478   $252,923
                                        -------------------


5.   CONVERTIBLE DEBENTURE

          In July 1994, the Company issued a convertible callable debenture with interest payable at the rate of 8.0% per annum on December 31 and June 30 each year. The debenture is unsecured and is due July 2, 1999, subject to prior redemption or conversion. The debenture may be converted in whole or in part by the holder into common shares of the Company at a conversion price of $1.857 U.S. per share (the
          "Conversion Price"). In addition, conversion of the debenture may be called by the Company provided that the average trading price of the Company's common stock has exceeded 125% of the Conversion Price for the period of 20 consecutive trading days. Financing fees paid related to the debenture have been deferred and are being amortized on a straight line basis over the debenture term of 60 months. Subsequent to year end, the Company requested and was granted a deferral of its December 31, 1997 interest payment of $80,000 until February 21, 1998. The Company paid $20,000 on February 1, 1998, and has been granted a further deferral for the remaining payment until March 17, 1998. Arrangements are in place for a private placement of shares which will be made on March 17, 1998 and provide sufficient funds to pay the outstanding amount (see Note 10(d)).

6.   SHARE CAPITAL

(a)  Common Shares

          By Special Resolution passed May 21, 1997, the Company subdivided its 75,000,000 common shares without par value into 80,769,230 common shares without par value, each 13 shares being subdivided into 14 shares.

          By Special Resolution passed May 21, 1997, the Company increased its authorized capital to 100,000,000 common shares without par value (1996: 75,000,000 common shares).

                                                                            F-12
(b)  Directors' Options

          Directors' options for 450,000 common shares originally granted in May of 1992, exercisable at Cdn. $0.37 per share and which were to expire June 1, 1997, were extended during the 1997 fiscal year to June 1, 2002. These options were outstanding at November 30, 1997, 1996 and 1995.

          In addition, the following director and employee options to purchase common shares were granted in accordance with the provisions of the Company's 1994 Stock Option Plans. These options are exercisable until August 14, 2004 at the exercise prices stated below, being the market price of the underlying shares at the date of grant of the options.

                                                                      Exercise
                  Grant Date       Granted  Exercised   Outstanding      Price
                  ----------       -------  ---------   -----------      -----
           December 12, 1994     1,100,000                1,100,000   $   0.88
           December 12, 1995       100,000                  100,000   $   0.49
           December 12, 1996       100,000                  100,000   $   0.53
          September 25, 1997       400,000                  400,000   $   0.40
                                 ----------------------------------
      Total at Nov. 30, 1997     1,700,000                1,700,000
                                 ----------------------------------

          The Company accounts for stock compensation arising from options to directors in accordance with APB No. 25. Under both option plans, the exercise price of the options is equal to the market price of the underlying shares on the date of grant of the options. Therefore no compensation cost arises when the options are granted. If, at the time of any alteration to the terms of an option, the market price of the Company's shares exceeds the exercise price of the option at that date, then this excess is credited to share capital and expensed over the term of the service period.

          Had compensation cost for the Company's directors options been determined based on fair value at the grant dates, consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

               Loss for the year              1997          1996
                                        ----------    ----------
                 As reported:           $4,414,772    $4,330,260
                 Pro forma:             $4,543,773    $4,358,886

               Loss per common share

                 As reported:           $     0.07    $     0.09
                 Pro forma:             $     0.07    $     0.09

          The estimated weighted average fair value of options granted during the year was prepared assuming a risk-free rate of 6% (1996: 6%), an expected dividend yield of 0% (1996: 0%), an expected volatility of 57% (1996: 57%), and a weighted average life of 9 years (1996: 10 years). The estimate was made using the Black-Scholes Pricing Model. The weighted average remaining contractual life of the options outstanding at November 30, 1997, was one year (1996: 1 year).

                                                                            F-13
(c)  Warrants

          In conjunction with the private placement of common shares the Company has issued and has outstanding at November 30, 1997, the following warrants to purchase common shares:

          Balance      Issued   Exercised    Canceled       Outstanding   Exercise    Expiry
     Nov 30, 1996     in 1997     in 1997     in 1997   at Nov 30, 1997      Price      Date
     ---------------------------------------------------------------------------------------
          600,000                             600,000                     $   0.60     n/a
          600,000                             600,000                         0.70     n/a
                      600,000     600,000                                     0.17     n/a
                      382,000                                   382,000       0.20    Sep-98
                      510,000                                   510,000       0.20    Sep-98
                      360,000                                   360,000       0.30    Oct-98
                    2,000,000                                 2,000,000       0.42    Mar-99
                    1,000,000                                 1,000,000       0.28    Aug-99
                      600,000                                   600,000       0.17    Sep-99
     ---------------------------------------------------------------------------------------
        1,200,000   5,452,000     600,000   1,200,000         4,852,000
     ------------------------------------------------------------------

          Subsequent to year end, warrants for 50,000 common shares which were outstanding at November 30, 1997, were exercised at $0.17 per share.

(d)  Contract Employee Options

          From time to time, the Company issues options for the purchase of common shares to selected part time independent contract employees as sole compensation for contracted services. The options are exercisable either at the date the options are granted, or in increments over the terms of the employment contracts.

          The Company accounts for stock compensation arising from these options in accordance with Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Under this statement, stock compensation cost to contract employees is measured at the grant date of the stock option based on the value of the award and is recognized over the service period.

          The following contract employee stock options were granted, exercised, cancelled and expired during the years ended November 30, 1995, 1996 and 1997 and were outstanding at these dates:

                                                                    Weighted Average
                                                  Number of Shares  Exercise Price

          Outstanding at November 30, 1994           1,418,250         $   0.60
               Granted                               3,240,000         $   0.47
               Exercised                            (2,303,500)        $   0.48
               Expired or cancelled                 (1,050,000)        $   0.60

          Outstanding at November 30, 1995           1,304,750         $   0.49
               Granted                              19,840,000         $   0.42
               Exercised                           (18,050,000)        $   0.40
               Expired or cancelled                   (214,250)        $   0.77


          Outstanding at November 30, 1996           2,880,500         $   0.56
               Granted                               3,690,000         $   0.18
               Exercised                            (3,390,000)        $   0.14
               Expired or cancelled                 (2,596,500)        $   0.57

          Outstanding at November 30, 1997             584,000         $   0.52


          The estimated weighted average fair value of options granted during the year was prepared assuming a risk-free rate of 6% (1996: 6%), an expected volatility of 57% (1996: 57%), an expected dividend yield of 0% (1996: 0%) and a weighted average life of 3 months (1996: 2 months). The estimate was made using the Black-Scholes Pricing Model. The weighted average remaining contractual life of the options outstanding at November 30, 1997, was 1 month (1996: 9 months).

(e)  Other Share Transactions

          The Company issued the following common shares for cash by way of private placements during the year ended November 30, 1997:

                                                   Less:       Net Cash
              Issued    Issue         Gross       Fees or      Received
             in 1997    Price      Proceeds   Commissions      on Issue
          -------------------------------------------------------------
           1,080,000   $ 0.31   $   334,800   $    26,820   $   307,980
           4,000,000     0.25     1,008,000        90,760       917,240
           1,620,000     0.20       324,000        31,561       292,439
           2,000,000     0.15       300,000        27,000       273,000
             989,000     0.17       168,130          --         168,130
             382,000     0.17        64,940          --          64,940
           1,000,000     0.20       200,000          --         200,000
           1,750,000     0.20       350,000          --         350,000
             360,000     0.25        90,000          --          90,000
           1,000,000     0.20       200,000           500       199,500
          -------------------------------------------------------------
          14,181,000            $ 3,039,870   $   176,641   $ 2,863,229
          ----------            -----------   -----------   -----------

          The Company also issued 500,000 common shares with a fair value of $0.34 per share and agreed to grant options to purchase 500,000 common shares at an exercise price of $0.001 per share, exercisable until September 5, 1999, to Millennium Holdings Group Inc. ("Millennium") as partial consideration for a consulting agreement of September, 1997.

          The Company has estimated the fair value of options which will be granted to Millennium using the Black-Scholes Pricing Model. This estimate assumes a risk free rate of 6%, an expected volatility of 57%, and a life of two years. The cost of this compensation is being recognized over the term of the contract, being one year.

          The Company has reserved 1,076,923 shares for issuance upon the potential conversion of a convertible debenture.

          Subsequent to year end, the Company issued 1,000,000 of its common shares as partial consideration under an agreement to acquire the Ryan Lode mineral property (see Note 10).

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

          The Tri-Con Group are operations, exploration and development contractors, and have been employed by the Company under contract since 1972 to carry out all its field work and to provide administrative and management services. Under the current contract of January, 1997, work is charged at cost plus 15 percent (1996 and 1995:
          8 percent) for operations, and cost plus 25 percent (1996 and 1995: 25 percent) for exploration and development. Cost includes a 15 percent (1996 and 1995: 12 percent) charge for office overhead. Services of the directors of the Tri-Con Group are charged at the rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Group who are also Officers and Directors of the Company are not charged.

          The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balances at the Tri-Con Group's borrowing costs are shown below.

                                                       1997         1996         1995
                                                -------------------------------------
     Operations and Field Services              $   277,479  $   715,558  $   420,296
     Exploration and Development Services         2,190,240      596,561    3,841,471
     Administrative and Management Services         992,646      323,108      190,009
                                                -------------------------------------
                                                $ 3,460,365  $ 1,635,227  $ 4,451,776
                                                -------------------------------------

     Amount of total charges in excess of
      Tri-Con costs incurred                    $   395,240  $   163,493  $   281,441
                                                -------------------------------------

     Excess amount charged as a percentage
      of actual costs incurred                         12.8%        11.1%         6.7%
                                                -------------------------------------

          During the year, the Tri-Con Group charged the Company an additional amount of $460,463 for management services, which is included in the table above. During the year, Tri-Con was requested to maintain a certain level of staff and infrastructure in excess of current year requirements, in preparation for expected increases in development and operational activities in 1998 and 1999. These costs were charged with no markup to the company and were expensed in the current year.

          In addition, the Company advanced a further $480,236 to the Tri-Con Group during the year. This advance is expected to be recovered, although there is no contractual time frame for repayment. Interest is not being charged by the Company on this advance. The advance is secured by that portion of the 2,119,384 common shares of the Company owned by Tri-Con which is sufficient to fully amortize the advance given the trading price of the stock. This amount has been classified as a deduction from shareholders equity, as the security for the advance is common shares of the Company.

          In 1989, the Company assigned its interest in and obligations related to the Eagle Creek property to Can-Ex Resources (U.S.), Inc., a subsidiary of Kintana Resources Ltd., for a net profit interest from production of 15 percent to a maximum of $5,000,000 U.S. In 1997 Can-Ex was dissolved, and at that time the net-profits obligation was assumed by its parent, Kintana Resources Ltd.

          Anselmo Holdings Ltd. has a right to 10 percent of net profits derived from the French Peak Property.


8.   INCOME TAXES

          Tax effects of temporary differences that give rise to deferred tax assets at November 30, 1997 and 1996 are as follows:

                                                                   1997            1996
                                                           ----------------------------
          Net operating loss carry forwards                $  7,219,900    $  7,012,800

          Valuation allowance                                (2,040,000)     (2,474,600)
                                                           ----------------------------

          Net deferred tax assets                             5,179,900       4,539,200

          Deferred tax liability
            Temporary differences arising from mineral
            properties and buildings, plant and equipment    (5,179,900)     (4,539,200)
          -----------------------------------------------------------------------------

          Net deferred tax asset                           $       --      $       --
          -----------------------------------------------------------------------------

          At November 30, 1997, the Company has the following losses carried forward available to reduce future years' income for U.S. income tax purposes. The tax effect of these losses has not been recorded in the accounts.

          Available Until  Losses Carried Forward
          ---------------------------------------
               1998        $              546,000
               1999                       667,000
               2000                     1,235,000
               2001                     2,749,000
               2002                     1,178,000
               2003                     1,504,000
               2004                     1,161,000
               2005                       742,000
               2006                       431,000
               2007                       747,000
               2008                     2,101,000
               2009                     2,011,000
               2010                     2,786,000
               2011                     1,781,000
               2012                     1,596,000
          ---------------------------------------
                           $           21,235,000

          Income tax expense attributable to net losses was nil and nil for the years ended November 30, 1997 and 1996 respectively. The differences between the total income tax benefit from operations and the income tax expense (benefit) computed using the Federal income tax rate of 34% in 1997 and 34% in 1996 were as follows:

                                                            1997         1996
                                                       ---------    ---------
          Computed "expected" tax benefit              $(542,600)   $(605,500)
          Tax loss expired during the year               335,600      927,200
          Change in valuation allowance                 (434,600)    (321,700)
          Change in temporary differences during year    641,600         --
                                                       ---------    ---------
          Effective tax rate                           $       0%   $       0%


9.   COMMITMENTS AND CONTINGENCIES

(a)  Office Lease

          On January 20, 1994 , the Company entered into a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rental of $120,000 (Cdn) including operating costs.

(b)  Equipment Leases

          During 1994 and 1995 the Company entered into capital leases for mining equipment with the following future minimum lease payments:

          Year ending November 30 -     1998      $ 88,391
                                        1999         9,821
                                                  --------
          Total minimum lease payments              98,212
          Less:  interest payable                   (6,722)
                                                  --------
                                                    91,490
          Less:  current portion                   (81,749)
                                                  --------
                                                   $ 9,741
                                                  ========


(c)  Severance Agreements with Directors

          The Company has entered into compensation agreements with the three directors of the Company. The agreements provide for severance arrangements where a change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the directors aggregates $4,200,000 (1996: $6,200,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

(d)  Reclamation

          The Company's operations are affected by federal, state, provincial and local laws and regulations regarding environmental protection. The Company estimates the cost of reclamation based primarily upon environmental and regulatory requirements. These costs are accrued annually and the accrued liability is reduced as reclamation expenditures are made. Details of the Company's accrued liability at November 30, 1997 and 1996 are as follows:

                                              1997         1996
                                        -----------------------
          Balance, beginning of year    $   70,000   $  100,000
          Cost incurred in year            (87,480)     (61,993)
          Amount expensed in year          213,480       31,993
                                        -----------------------
          Balance, end of year          $  196,000   $   70,000


10.  SUBSEQUENT EVENTS

          (a) On December 19, 1997, the Company entered into an Option Agreement with La Teko Resources Ltd. ("La Teko") granting Silverado the exclusive right and option to acquire 100% of the Ryan Lode mineral property near Fairbanks, Alaska for a total purchase price of $12,000,000. The Company issued 1,000,000 of its common shares as consideration to La Teko for granting the right and option to acquire the mineral properties under the terms of this agreement. The agreement provides that in order to keep the option in good standing, Silverado shall:

               Between December 1, 1997 and November 30, 1998, pay La Teko $650,000 and commit to spend not less than $1,000,000 on work on the property; and

               Between  December  1,  1998  and  November  30,  1999 pay La Teko
               $300,000 and commit to spend not less than an additional $1,000,000 on work on the property; and

               Between December 1, 1999 and November 30, 2000 pay La Teko $400,000 and unless the Company has otherwise paid $3,000,000 to La Teko, commit to spend an additional $1,000,000 on work on the property; and

               On or before December 1, 2000 pay La Teko $700,000 and, provided that all requisite permits for construction have been issued, commence construction of milling facilities reasonably necessary to place the property into commercial production; and

               Pay La Teko $3,000,000 upon the earlier of completion of the milling facility, including a 30 day "mill tune-up" period, or 30 days after the commencement of commercial production; and

               Pay La Teko the balance of the purchase price six months following the date for payment of the $3,000,000 referenced above, after credit of $4,900,000 for all previous payments.

          The first two cash payments to La Teko under this contract of $200,000 and $450,000 which were originally scheduled for January 30, 1998 and February 27, 1998 respectively are presently being re-negotiated based on the following schedule:

               $100,000 due on March 31,  1998;
               $100,000 due on April 30, 1998;
               $100,000 due on May 31, 1998;
               $150,000 due on June 30, 1998; and
               $250,000 due on July 31, 1998.

     La Teko has indicated that it is prepared to consider such an extension, and negotiations are currently under way concerning any additional penalty for the failure to make any payment under the amended schedule.

     If the Company were to default on any payment its interest in the property would lapse, and the Company would write-off any deferred costs relating to the property.

     (b) On February 6, 1998, the Company announced that it had completed an agreement with Placer Dome U.S. Inc. ("PDUS") which provides for PDUS to explore and develop the Company's May / Barelka and Range Minerals properties on Ester Dome, and ultimately provides the right to earn a 51% interest in these properties. The Company received the sum of $400,000 as partial consideration under the terms of this agreement. The agreement provides that in order to keep its option in good standing, PDUS must:

          On or before November 30, 1998 perform at least $1,000,000 of work on the property and purchase 1,000,000 common shares of the Company at a price of $0.70 per share; and

          On or before November 30, 1999 perform an additional amount of $1,500,000 of work on the property and purchase an additional 1,000,000 common shares of the Company at a price of $1.25 per share; and

          On or before November 30, 2000 perform an additional amount of $2,000,000 of work on the property and purchase an additional 1,000,000 common shares of the Company at a price of $1.50 per share; and

          On or before November 30, 2001 perform an additional amount of $2,500,000 of work on the property and purchase an additional 1,000,000 common shares of the Company at a price of $2.00 per share; and

          On or before November 30, 2002 perform an additional amount of $3,000,000 of work on the property.

     Upon completion of all the work and purchase of the common shares of the Company detailed above, PDUS shall have the right to acquire the additional 49% interest in the property by producing a feasibility study and obtaining all relevant permits. The Company would then retain a 15% net profits interest in the property. If PDUS does not complete the feasibility study or obtain the permits, then PDUS will convey all of its interest in the property to the Company with PDUS retaining a 15% net proceeds interest in the property.

     (c) On February 28, 1998, the Company failed to make a royalty payment of $80,000 to the Alaska Mining Company Inc. on its lease of a portion of the Nolan Gold Project property. This payment was originally deferred from the contractual due date of December 15, 1997. Alaska Mining Company Inc. has subsequently granted a further deferral of the payment, with $40,000 being due on March 27, 1998 and the balance due 30 days later.

     If the Company were to default on any payment under this revised schedule its interest in the property would lapse, and the Company would write-off any deferred assets relating to the property.

     (d) On March 16, 1998, arrangements were finalized for the placement of 1,600,000 units of securities in the Company at a price of $0.125 per unit. Each unit is made up of one common share and one-half of a common share warrant. Each common share warrant entitles the holder to purchase one common share at a price of $0.21 during a period of two years from issue of the warrant.

     (e) On March 12, 1998, the exercise price on the following warrants outstanding at November 30, 1997 was reduced a follows:

     Number of      Previous       Reduced             Expiration
     Warrants       Exercise Price Exercise Price      Date

     2,000,000      $0.42           $0.10              March 1999
     1,000,000       0.28            0.10              August, 1999

     On March 16, 1998, negotiations were in progress for the holders of these warrants to exercise them at the reduced exercise prices.

ITEM 9

          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

The information required by Part III of this report:

Item 10 Directors and Executive Officers,

Item 11 Executive Compensation

Item 12 Security Ownership of Certain Beneficial Owners of Management; and

Item 13 Certain Relationships and Related Transactions

is incorporated herein by reference from the Company's definitive proxy statement with respect to the 1998 Annual Meeting of the Shareholders to be held in May, 1998. The Company's definitive proxy statement will be filed with the Securities and Exchange Commission pursuant to Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV



ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES


(a)  FINANCIAL STATEMENTS

(1) The following financial statements are included in Part II, Item 8 to this report:

     Auditors' Report

     Comments by Auditors for U.S. Readers on Canada - U.S. Reporting Conflict

     Consolidated Balance Sheets at November 30, 1997 and 1996

     Consolidated Statements of Operations and Accumulated Deficit, years ended November 30, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows, years ended November 30, 1997, 1996 and 1995

     Consolidated Statements of Changes in Share Capital and Capital Surplus, years ended November 30, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

(2)  Financial statement schedules

     No schedules are presented either because the required information is disclosed elsewhere in the financial statements, or the schedules are not applicable.

(3)  Exhibits required to be filed are listed in Item 14(c).

(b)  REPORTS ON FORM 8-K

     A Form 8-K Current Report dated August 22, 1997 was filed by the Company on September 19, 1997, reporting information pursuant to Item 9. No financial statements were filed with this report.

     A Form 8-K Current Report dated October 31, 1997 was filed by the company on November 5, 1997, reporting information pursuant to Item 9. No financial statements were filed with this report.

(c)  EXHIBITS

     None.

(3)  Articles of Incorporation and Bylaws

     (i)(a) Ordinary Resolution of Silverado increasing the authorized capital to 100,000,000 shares without par value and changing the Company's name from "Silverado Mines Ltd." to "Silverado Gold Mines Ltd." is incorporated by reference to Exhibit 3 to Silverado's 10-Q for the quarter ended May 31, 1997.

(4)  Instruments Defining Rights of Security Holders, Including Indentures

     (a) Specimen certificate representing shares of the capital stock of Silverado is incorporated by reference to Exhibit 4(a) to Silverado's Report on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.

(10) Material Contracts

     (a) Management Compensatory Plan - Silverado Mines Ltd. 1994 Stock Option and Bonus Plan. Incorporated by reference to Exhibit 10.4 to Silverado's Registration Statement on Form S-3, File No. 33-76880.

     (b) Operating Agreement between Silverado and Tri-Con Mining Ltd. filed herewith.

     (c) Purchase Agreement between Silverado and Alaska Gold Company filed herewith.

(b)  Property Option Agreements.

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

(ii) Range Minerals Property

     (a) Agreement #1 Silverado/Taylor (8/30/80) is incorporated by reference to
     Exhibit 10(e)(ii)(a) to Silverado's Registration Statement on Form 10, 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.

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

(v)  Thompson Pup Property

     (a) Option Agreement Figlenski/Carlson/Silverado (6/9/81) is incorporated by reference to Exhibit 0(e)(vi)(a) to Silverado's Registration Statement on Form 10, No. 0-12132, filed May 11, 1984, as amended on Form 8, filed July 10, 1984.

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

(23) Consents of Experts and Counsel

     (a) Consent of KPMG, formerly known as "KPMG Peat Marwick Thorne", filed herewith.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:



/s/ Garry L. Anselmo                        February 25, 1998
------------------------------------------- ------------------------
Garry L. Anselmo                            Date
Chairman of the Board of Directors

/s/ James F. Dixon                          February 25, 1998
------------------------------------------- ------------------------
James F. Dixon                              Date
Director

/s/ K. Maxwell Fleming                       February 25, 1998
-------------------------------------------- ------------------------
K. Maxwell Fleming                           Date
Director

                                   SIGNATURES



PURSUANT to the requirements of Section 1 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO GOLD MINES LTD.


By /s/ G. L. Anselmo                         March 16, 1998
   ------------------                        ------------------
    G. L. Anselmo, Chairman                  Date
    Chief Financial Officer

                                 EXHIBITS INDEX

                            SILVERADO GOLD MINES LTD.

                     Exhibits Filed with Report on Form 10-K
                       Fiscal year ended November 30, 1997





     Exhibit (10(b))  Operating  Agreement  between Silverado and Tri-Con Mining
     Ltd.

     Exhibit  (10(c))  Purchase  Agreement  between  Silverado  and Alaska  Gold
     Company.

     Exhibit (23(a)) Consent of KPMG.

     Exhibit (23(b)) Consent of KPMG regarding Form S-8.