Form 10-K/A
period 1997-11-30
SILVERADO GOLD MINES LTD
filed 1998-03-27
CIK 731727

.






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

Securities registered pursuant          The Company's Common Stock trades on the
to section 12(g) of the Act:            NASDAQ Small Cap Market under the
Common Shares, no par value             trading symbol GOLDF
(Title of Class)                        (Name of each exchange on which
                                        registered)

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

The aggregate market value of voting stock held by non-affiliates on January 30, 1998 was $19,794,384.

The number of shares outstanding on January 30, 1998 was 81,062,218

Documents incorporated by Reference:  None

Total number of pages, including cover page: 7

Item 10. Directors and Executive Officers of the Registrant.


     (a) (b) Identification of Directors and Executive Officers. The executive officers and directors of the Company are listed below. The directors of the Company are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Executive officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

The current executive officers and directors of the Company are:

Name                               Age  Position
Garry L. Anselmo, B.A. (1)         54   Chairman of the Board and Chief Operating Officer
                                        since May 4, 1973; President and Chief Executive
                                        Officer from May 1, 1979 to November 4, 1994, and
                                        from March 1,1997 to present.
K. Maxwell Fleming, C.A. (1)(2)    61   Director since July 24, 1979
James F. Dixon (1)  (2)            50   Director since May 6, 1988

     (1)  Members of Silverado's Audit Committee
     (2)  Members of Silverado's Compensation Committee

     (c) Significant Employees. Not applicable to reporting registrant.

     (d) Family Relationships. There are no family relationships among any of the Company's officers and/or directors.

     (e) Business Experience of Directors and Executive Officers.

     Mr. Anselmo is presently the Chairman of the Board of Directors, President, Chief Executive and Chief Financial Officer of Silverado. He is also the Chairman, Chief Executive Officer and Chief Financial Officer of its wholly owned subsidiary, Silverado Gold Mines Inc. (formerly Silverado Mines (U.S.) Inc.). He resumed his duties as President, Chief Executive Officer, and Chief Financial Officer on March 1, 1997, after transferring those duties to J.P. Tangen from November 1, 1994, until March 1, 1997. Prior to the arrival of Mr. Tangen, he held those duties from May of 1973. Mr. Anselmo founded Tri-Con Mining Ltd., a private mining service company, in 1968, and is currently a shareholder, Director, and President of Tri-Con. He is also Chairman and a Director of Tri-Con's United States operating subsidiaries, Tri-Con Mining Inc. and Tri-Con Mining Alaska, Inc.

     Mr. Fleming is a Director of Silverado and a member of Silverado's Audit Committee. He serves as a Director of Silverado Gold Mines Inc., the wholly owned subsidiary of Silverado. Mr. Fleming is a Chartered Accountant.

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

     Compliance with Section 16 of the Securities Exchange Act. The Company's executive officers and directors are required under Section 16 of the U.S. Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended November 30, 1997 each of its officers and directors timely complied with all filing requirements.

Item 11.   Executive Compensation.

(a) (b)  Summary Compensation Table

                                                            Annual           Long Term
                                                      Compensation           Compensation Awards

Name and                                                                     Securities Underlying
Principal Position          Year    $     Salary ($)  Bonus ($)   Other ($)  Options/SAR's (#)       All Other ($)

J.P. Tangen (1) (2)         1997    Cdn   $   87,060              $259,326
President, CEO & CFO        1996    Cdn   $ 345,768

                            1995    US    $   91,244  $0          $0            200,000              $0
                            1995    Cdn   $ 172,884


Garry L. Anselmo (1) (3)    1997    Cdn   $0          $0          $0                                 $0

Chairman, President,        1996    Cdn   $0          $0          $0          1,000,000              $0

CEO & CFO                   1995    Cdn   $0          $0          $0                                 $0

(1) Mr. Tangen was elected to serve as the Company's President, CEO, and CFO from November 1, 1994 until March 1, 1997. Those positions have otherwise been held by Mr. Anselmo.

(2) Mr. Tangen's salary was specified as $10,000 per month (U.S.), or the Canadian equivalent thereof, net of withholding and other taxes, resulting in an annual salary equal to $120,000 (U.S.) plus taxes due on that net amount. In 1995 Mr. Tangen received a portion of his salary in Canadian dollars, and a portion in U.S. dollars, which in the aggregate summed to the U.S. dollar equivalent of his contractual salary. In 1997 Mr. Tangen received $87,060 (Cdn.) in salary, and $259,326 (Cdn.) in severance (see also Item 11(h)).

(3) Mr. Anselmo is employed and compensated by Tri-Con Mining Ltd., which provides management and mining exploration and development services of the Company.

     (c) (d) Option/SAR Grants and Exercises and Year End Values. During the fiscal year ended November 30, 1997, no stock options were granted to or exercised by any named executive officer. The following table shows the value of unexercised options held at fiscal year-end by each names executive officer.

Executive         # Securities Underlying   Exercise (Base)      Expiration
Officer           Unexercised Options       Price ($/share)      Date              Present Value ($)
G.L. Anselmo      1,000,000                 $0.88                Dec. 11, 2004     $0.00

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

     (h) Employment Contracts and Termination and Change in Control Arrangements. Mr. J.P. Tangen was employed as the Company's President, CEO and CFO commencing November 1, 1994, until March 1, 1997, pursuant to an employment contract providing for a salary of $10,000 per month (U.S.), net of withholdings and other taxes. Pursuant to this contract, Mr. Tangen was entitled to receive a termination payment equal to one year's salary as a result of his employment being voluntarily terminated on February 28, 1997.

     (i) Report on  Repricing  of  Options/SAR's.  During the fiscal  year ended
November 30, 1997, the company did not amend the terms of any stock options or SAR's previously awarded to any of the named executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) (b)  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of January 28, 1998, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock: by each person or group who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock; by all directors; by each executive officer required to be named in the summary compensation table; and by all directors and executive officers as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals.

                                                    Amount and                  Percent of
Name/Address of Beneficial Owner                    Nature of                   Outstanding Shares
                                                    Beneficial Ownership

Garry L. Anselmo                                    3,002,7331                  3.7
K. Maxwell Fleming                                  401,0002                    0.5
James F. Dixon                                      564,5003                    0.7

All Directors and Executive Officers as a group     3,968,233                   4.9
(three persons)

Tri-Con Group                                       2,002,6614                  2.4
Suite 505, 1111 West Georgia Street,
Vancouver, B.C., V6E 4M3

     (1) Comprised of 1,677 shares owned by Tri-Con Mining Ltd., of which Garry Anselmo owns 75%; of 2,000,984 shares held by Tri-Con Mining Inc., a wholly owned subsidiary of Tri-Con Mining Ltd.; 1,000,000 in exercisable stock options, and 72 shares held directly by Mr. Anselmo. Mr. Anselmo disclaims beneficial ownership of the 2,000,984 shares held by Tri-Con.

     (2) Includes directors options for 400,000 shares.

     (3) Includes directors options for 450,000 shares.

     (4) Tri-Con Group holds all shares under note (1) save 1,000,000 in exercisable options and 72 directly held shares of Mr. Anselmo.

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



                                         SILVERADO GOLD MINES LTD.



Date:  March 27, 1998                    By:  /s/ Garry L. Anselmo
                                         G. L. Anselmo, President, CEO, and CFO