Form 10-Q
period 1998-02-28
SILVERADO GOLD MINES LTD
filed 1998-04-14
CIK 731727

FORM 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED February 28, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     Commission file number 0-12132


                            SILVERADO GOLD MINES LTD.
                            -------------------------
             (Exact name of registrant as specified in its charter)


British Columbia, Canada                                    98 -0045034
--------------------------------------------------------------------------------
(State or other jurisdiction                        (I.R.S. Employer I.D. No.)
of incorporation or organization)

Suite 505, 1111 West Georgia Street
Vancouver, British Columbia, Canada V6E 4M3               (604) 689-1535
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)          Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 13(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at March 31, 1998
--------------------------------------------------------------------------------
(Common stock (npv))                               83,562,218

SILVERADO GOLD MINES LTD.
CONSOLIDATED BALANCE SHEETS
EXPRESSED IN U.S. DOLLARS
                                                                                     As at
                                                                           February 28,   November 30,
                                                                                   1998           1997
                                                                           ---------------------------
Assets
Current Assets
  Cash and cash equivalents                                                $     34,300   $     20,914
  Gold inventory (Note 2)                                                        32,642         48,875
  Accounts receivable                                                            11,854          8,297
  Prepaid expenses paid to related parties                                      381,219        366,303
                                                                           ---------------------------
                                                                                460,015        444,389
Mineral Properties and Development
  Claims and options                                                          2,365,647      2,436,972
  Deferred exploration and development expenditures                          13,999,953     13,576,470
                                                                           ---------------------------
                                                                             16,365,600     16,013,442
  Less accumulated amortization                                              (1,384,338)    (1,384,338)
                                                                           ---------------------------
                                                                             14,981,262     14,629,104

Buildings, Plant and Equipment                                                3,981,196      4,481,399
  Less accumulated depreciation                                              (1,317,983)    (1,385,423)
                                                                           ---------------------------
                                                                              2,663,213      3,095,976

Deferred Financing Fees (net of amortization of $133,538: 1997-$124,238)         52,462         61,762
                                                                           ---------------------------

                                                                           $ 18,156,952   $ 18,231,231
                                                                           ===========================

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and accrued liabilities (Note 5)                        $    683,099   $    597,478
  Loans payable                                                                  60,000           --
  Capital lease obligations - current                                            63,541         81,749
                                                                           ---------------------------
                                                                                806,640        679,227
Long Term Liabilities
  Capital lease obligations                                                       9,741          9,741
  Convertible debenture (Note 7)                                              2,000,000      2,000,000
                                                                           ---------------------------
                                                                              2,009,741      2,009,741
Shareholders' Equity
    Share capital (Note 6)
  Issued and outstanding:  February 28, 1998 - 81,062,218 shares             43,342,920     43,084,420
                             November 30, 1997 - 80,012,218 shares
  Unamortized stock compensation expense                                        (87,618)      (151,612)
  Advances to related parties secured by common shares in the company          (480,236)      (480,236)
  Deficit                                                                   (27,434,495)   (26,910,309)
                                                                           ---------------------------
                                                                             15,340,571     15,542,263
                                                                           ---------------------------

                                                                           $ 18,156,952   $ 18,231,231
                                                                           ===========================

See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT
EXPRESSED IN U.S. DOLLARS
                                                         Three Months Ended
                                                   February 28,      February 28,
                                                           1998              1997
                                                 --------------------------------
Revenue from gold sales                          $       13,723    $       57,902
  Less mining and processing costs                       16,232            22,914
                                                 --------------------------------
Gain (loss) from Operations                              (2,509)           34,988

Employment contract expense                              63,994         1,070,690

Administrative Expenditures                             457,682           572,980

Loss for the period                                    (524,185)       (1,608,682)

Accumulated deficit at beginning of the period      (26,910,309)      (22,495,537)
                                                 ================================

Accumulated deficit at end of the period         $  (27,434,494)   $  (24,104,219)
                                                 ================================

Loss per share                                   $        (0.01)   $        (0.02)
                                                 ================================

See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN U.S. DOLLARS
                                                                             Three Months Ended

                                                                       February 28,    February 28,
                                                                               1998            1997
                                                                      -----------------------------

CASH PROVIDED BY (USED FOR):
Operations:
  Loss for the year                                                   $    (524,185)  $  (1,608,682)
  Items not involving cash:
    Employment contract expense                                              63,994       1,070,690
    Depreciation                                                            121,567         116,042
    Amortization of deferred financing fees                                   9,300           9,300
    Loss on disposal of buildings, plant and equipment                       22,115            --
  Changes in non-cash operating working capital:
    Increase in accounts receivable                                          (3,557)         (6,433)
    Decrease in gold inventory                                               16,233          22,209
    Increase in prepaid expenses paid to related parties                    (14,916)       (131,012)
    Increase (decrease) in accounts payable and accrued liabilities          85,621         (76,554)
                                                                      -----------------------------
                                                                           (223,828)       (604,440)

Financing:
  Shares issued for cash                                                    258,500         335,250
  Decrease in payable to related parties                                       --          (451,869)
  Increase in loans payable                                                  60,000            --
  Decrease in loans payable secured by gold inventory                          --           (66,511)
  Decrease in mineral claims payable                                           --           (60,000)
  Decrease in capital lease obligation                                      (18,208)         (8,525)
                                                                      -----------------------------
                                                                            300,292        (251,655)

Investments:
  Mineral claims and options                                                 71,325         (25,635)
  Deferred exploration and development expenditures                        (423,483)       (513,673)
  Proceeds from sale of equipment                                           290,300            --
  Purchases of equipment                                                     (1,220)        (51,238)
                                                                      -----------------------------
                                                                            (63,078)       (590,546)


Increase (decrease) in cash and cash equivalents                             13,386      (1,446,641)
Cash and cash equivalents at beginning of the period                         20,914       1,925,469
                                                                      -----------------------------

Cash and cash equivalents at end of the period                        $      34,300   $     478,828
                                                                      =============================

Supplemental cash flow information
  Interest paid                                                       $      20,000   $      80,000
                                                                      =============================

  Issue of shares for purchase of mineral property, a non-cash
    financing nd investing activity                                   $     250,000   $        --
                                                                      =============================

See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) FEBRUARY 28, 1998


1.   Basis of Presentation

     The financial information at February 28, 1998 and for the three month period ended February 28, 1998 and February 28, 1997 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The results of operations for the three month period ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Gold Inventory

     Gold inventory is valued at the lower of weighted average cost or estimated net realizable value. At February 28, 1998 and February 28, 1997, gold is valued at net realizable value.

3.   Mineral Properties

     (a) On January 30, 1998, the Company completed an Exploration and Development Option Agreement with Placer Dome U.S. Inc. ("Placer Dome") with respect to a 20.5 square mile portion of its Barelka / May and Range Minerals properties on Ester Dome. This agreement provides for Placer Dome to perform up to $10 million of work on the subject claims over a five-year period, and to purchase up to 4 million shares of the Company's stock at an aggregate price of $5,450,000 over a four year period.

     (b) On December 19, 1997, the Company entered into an option agreement to purchase the Ryan Lode property from La Teko Resources Ltd. for a total purchase price of $12,000,000. The Company issued 1,000,000 shares of its common stock as partial consideration under this agreement. Subsequent to the end of the quarter the Company elected to terminate the agreement.

     (c) During the quarter the Company received a waiver and extension of its December 1997 royalty payment to the Alaska Mining Company Inc., with respect to the Company's Hammond River claims.

4.   Buildings Plant and Equipment

     Buildings, plant and equipment are stated at cost. Depreciation is provided on buildings, plant and equipment using the straight-line method based on estimated lives of 3 to 20 years.

5.   Accounts Payable

     Accounts payable and accrued liabilities are delineated in the following table:





                                    FEBRUARY 28,   NOVEMBER 30,
                                            1998           1997
                                    ------------   ------------
     Accounts payable                    399,052        334,812
     Accrued interest                     88,047         66,666
     Accrued reclamation expenses        196,000        196,000
                                    ------------   ------------
                                    $    683,099   $    597,478
                                    ============   ============

6.   Share Capital

     (a) Common Shares. Authorized: 100,000,000 common shares, without par value.

     (b) Directors Options. The Company has reserved 3,475,000 common shares for issuance, exercisable until August 14, 2004, in accordance with the terms and conditions of its December 12, 1994, Stock Option Plan; and 450,000 common shares for issuance for issuance exercisable until June 1, 2002, in accordance with the terms and conditions of its June 1, 1992, Stock Option Plan. The Company accounts for stock compensation arising from options to directors in accordance with APB 25, "Accounting for Stock Issued to Employees".

     (c) Employee Options. From time to time the Company issues options for the purchase of common shares to selected part time independent contract employees as sole compensation for contracted services in accordance with the terms and conditions of its April 20, 1994, Stock Option and Stock Bonus Plan. The Company accounts for compensation arising from these options in accordance with Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Under this statement, stock compensation cost to contract employees is measured at the grant date of the stock option based on the value of the award and is recognized over the service period.

     (d) Warrants. In connection with the private placement of common shares the Company has outstanding at February 28, 1998, warrants for 892,000 common shares exercisable until September, 1998; warrants for 360,000 common shares exercisable until October, 1998; warrants for 2,000,000 common shares exercisable until March, 1999; warrants for 1,000,000 common shares exercisable until August, 1999; and warrants for 550,000 common shares exercisable until September, 1999.

     (e) Other Share Transactions. The Company issued 1,000,000 of its common shares to La Teko Resources Ltd. in consideration for an extension of its payment obligations with respect to the Ryan Lode property. The Company has reserved 1,076,923 common shares for issuance upon the potential conversion of a convertible debenture; 1,100,000 common shares for issuance with respect to a potential purchase of property; 700,000 common shares with respect to its renegotiation of the Range Minerals II and Burggraf agreements, precedent to executing an agreement with Placer Dome; and has agreed to grant options to purchase 500,000 of its common shares, exercisable until September 5, 1999, to Millennium Holdings Group Inc. as partial consideration for a consulting agreement.

7.   Convertible Debenture

     In July, 1994, the Company issued a convertible callable debenture with interest payable at the rate of 8.0% per annum on December 31 and June 30 each year. The debenture is unsecured and is due July 2, 1999, subject to prior redemption or conversion. The debenture may be converted in whole or in part by the holder into common shares of the Company at a conversion price of $1.857 U.S. per share (the "Conversion Price"). In addition, conversion of the debenture may be called by the Company provided that the average trading price of the Company's common stock has exceeded 125% of the Conversion Price for the period of 20 consecutive trading days. Financing fees paid related to the debenture have been deferred and are being amortized on a straight line basis over the debenture term of 60 months. The Company completed payment of the December 31, 1997 interest installment on March 25, 1998.

8.   Commitments and Contingencies

     The Company has a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rate of $120,000 (Cdn.) including operating costs.


9.   Subsequent Events

     (a) On March 23, 1998, the Company entered into an agreement with IBK Capital Corporation to redeem one-half of an outstanding warrant for 1,000,000 shares exercisable at $0.42 per share until April 2, 1999 in consideration for the issuance of new warrants for 5,000,000 shares exercisable at $0.22 per share until March 22, 1999; a warrant for 2,500,000 shares exercisable at $0.10 per share until June 22, 1998; and a warrant for 2,500,000 shares exercisable at $0.10 immediately.

     (b) On March 26, 1998, the Company notified La Teko Resources Ltd. that it was electing to terminate its option relating to the Ryan Lode Property.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.


Three Months 1998 v. 1997

The Company continued to engage in limited exploration activities during the first quarter of 1998. It received some revenue from sales of existing gold inventory, but received most of its cash from sale of equipment and from the partial execution of a warrant for its common shares. Current assets remained relatively constant during the quarter, while Buildings, Plant and Equipment were reduced reflecting the equipment sale. Current liabilities increased as a function of an increase in accounts payable and the receipt of an unsecured loan which was repaid subsequent to quarter end. Long term liabilities remained relatively unchanged and are comprised mainly of the Company's $2 million convertible debenture. Employment contract expense was reduced substantially reflecting the fact that the Company has now absorbed most of the cost of previously issued contracts (see Note 6(c)). Administrative expenses were also reduced, reflecting the reduced level of activity within the Company.


Liquidity and Capital Resources at February 28, 1998

During the first three months of 1998 the Company received cash from sale of equipment, from the partial execution of a warrant, and immediately subsequent to quarter end from the proceeds of a 2,500,000 share private placement. Also immediately subsequent to quarter end it eliminated the remainder of its long-term lease obligations, thereby reducing its debt portfolio to its convertible debenture and its on-going trade payables. At February 28, 1998, the Company's cash position remained relatively unchanged at $34,300 as it continued to incur limited expenses with respect to its analysis of the Ryan Lode property. The Company completed payment of the December 31, 1997, semi-annual interest installment on March 25, 1998.


Results of Operations


(a)  Ester Dome Gold Project

The Company completed an agreement with Placer Dome U.S. Inc. ("Placer Dome") granting Placer Dome an option to explore 20.5 miles of the Ester Dome project. The optioned claims include the Rhyolite and Ready Bullion targets, but exclude the St. Paul gold deposit, and the Grant Mine and Mill. The Company intends to continue investigation of the St. Paul gold deposit, subject to the availability of financing.


(b)  Ryan Lode Gold Project

The Company issued 1,000,000 to La Teko Resources Ltd. ("La Teko") as consideration for deferring its payment obligations with respect to this project. Subsequent to quarter end, the Company found it necessary to drop its purchase option due to the excessive drop in gold prices and the significant reclamation expenses associated with the property.


(c)  Nolan Gold Project

At the Nolan Gold Project in northern Alaska, the Company completed a number of reclamation activities. The Company intends to resume development of both placer and lode gold deposits at Nolan, subject to the availability of financing.


(d)  Other Properties

The Company continued to maintain its other properties in good standing, pending further exploration and development, subject to the availability of financing.




                                OTHER INFORMATION


Item 4   None.



Item 5   None.



Item 6 Exhibits and Reports on Form 8-K.


(a)  EXHIBITS

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

     (b)  Operating   Agreement   between  Silverado  and  Tri-Con  Mining  Ltd.
     incorporated by reference to Form 10-K filed March 16, 1998.

     (c) Property Option Agreements:

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

     (c) Exploration and Development Option Agreement between Silverado Gold Mines Ltd., Silverado Gold Mines Inc., and Placer Dome U.S. Inc. filed herewith.

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

(27) Financial Data Schedule, filed herewith.


(b)  REPORTS ON FORM 8-K

     A Form 8-K Current Report dated December 19, 1997 was filed by the Company on January 2 1998, reporting information pursuant to Item 6. No financial statements were filed with this report.

     A Form 8-K Current Report dated January 28, 1998 was filed by the company on February 5, 1998, reporting information pursuant to Item 6. No financial statements were filed with this report.

-------------------------------------------------------------------------------


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