Form 10-Q
period 1998-05-31
SILVERADO GOLD MINES LTD
filed 1998-07-14
CIK 731727

FORM 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED May 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     Commission file number 0-12132

                            SILVERADO GOLD MINES LTD.
                            -------------------------
             (Exact name of registrant as specified in its charter)

British Columbia, Canada                          98-0045034
------------------------                          ----------
(State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
incorporation or organization)

Suite 505, 1111 West Georgia Street
Vancouver, British Columbia, Canada V6E 4M3       (604) 689-1535
-------------------------------------------       --------------
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
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                               Outstanding at June 24, 1998
--------------------                                ----------------------------
(Common stock (npv))                                8,951,222

SILVERADO GOLD MINES LTD.
CONSOLIDATED BALANCE SHEETS
EXPRESSED IN U.S. DOLLARS
                                                                                      As at
                                                                                 May 31,    November 30,
                                                                                  1998         1997
                                                                           -------------   -------------
Assets
Current Assets
  Cash and cash equivalents                                                $      16,022   $      20,914
  Gold inventory (Note 2)                                                         23,990          48,875
  Accounts receivable                                                             10,000           8,297
  Prepaid expenses paid to related parties                                       681,188         366,303
                                                                           -------------   -------------
                                                                                 731,200         444,389
Mineral Properties and Development
  Claims and options                                                           2,509,731       2,436,972
  Deferred exploration and development expenditures                           13,508,923      13,576,470
                                                                           -------------   -------------
                                                                              16,018,654      16,013,442
  Less accumulated amortization                                               (1,384,338)     (1,384,338)
                                                                           -------------   -------------
                                                                              14,634,316      14,629,104

Buildings, Plant and Equipment                                                 3,470,207       4,481,399
  Less accumulated depreciation                                               (1,279,159)     (1,385,423)
                                                                           -------------   -------------
                                                                               2,191,048       3,095,976

Deferred Financing Fees (net of amortization of $142,838: 1997-$124,238)          43,162          61,762
                                                                           -------------   -------------

                                                                           $  17,599,726   $  18,231,231
                                                                           =============   =============

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable and accrued liabilities (Note 5)                        $     633,694   $     597,478
  Capital lease obligations - current                                               --            81,749
                                                                           -------------   -------------
                                                                                 633,694         679,227
Long Term Liabilities
  Capital lease obligations                                                         --             9,741
  Convertible debenture (Note 7)                                               2,000,000       2,000,000
                                                                           -------------   -------------
                                                                               2,000,000       2,009,741
Shareholders' Equity
  Share capital (Note 6)
  Issued and outstanding:  May 31, 1998 - 8,551,222 shares                    44,143,420      43,084,420
                           November 30, 1997 - 8,001,222 shares
  Unamortized stock compensation expense                                         (44,797)       (151,612)
  Advances to related parties secured by common shares in the company            (16,195)       (480,236)
  Deficit                                                                    (29,116,396)    (26,910,309)
                                                                           -------------   -------------
                                                                              14,966,032      15,542,263
                                                                           -------------   -------------

                                                                           $  17,599,726   $  18,231,231
                                                                           =============   =============

See accompanying notes to consolidated financial statements.


SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT
EXPRESSED IN U.S. DOLLARS
                                                           Six Months Ended
                                                      May 31,            May 31,
                                                       1998               1997
                                                 ---------------    ---------------
Revenue from gold sales                          $        25,542    $        77,482
  Less mining and processing costs                        26,884             44,835
                                                 ---------------    ---------------
Gain (loss) from Operations                               (1,342)            32,647

Employment contract expense                              448,315          1,225,682

Administrative Expenditures                            1,756,430          1,063,420

Loss for the period                                   (2,206,087)        (2,256,455)

Accumulated deficit at beginning of the period       (26,910,309)       (22,495,537)
                                                 ---------------    ---------------

Accumulated deficit at end of the period         $   (29,116,396)   $   (24,751,992)
                                                 ===============    ===============

Loss per share                                   $         (0.27)   $         (0.40)
                                                 ===============    ===============

See accompanying notes to consolidated financial statements.

                                                           Three Months Ended
                                                      May 31,            May 31,
                                                       1998               1997
                                                 ---------------    ---------------
Revenue from gold sales                          $        11,819    $        19,580
  Less mining and processing costs                        10,652             21,921
                                                 ---------------    ---------------
Gain (loss) from Operations                                1,167             (2,341)

Employment contract expense                              384,321            154,992

Administrative Expenditures                            1,298,748            490,440

Loss for the period                                   (1,681,902)          (647,773)

Accumulated deficit at beginning of the period       (27,434,494)       (24,104,219)
                                                 ---------------    ---------------

Accumulated deficit at end of the period         $   (29,116,396)   $   (24,751,992)
                                                 ===============    ===============

Loss per share                                   $         (0.20)   $         (0.20)
                                                 ===============    ===============

See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN U.S. DOLLARS
                                                                               Six Months Ended
                                                                            May 31,          May 31,
                                                                             1998             1997
                                                                        --------------   --------------
CASH PROVIDED BY (USED FOR):
Operations:
  Loss for the year                                                     $   (2,206,087)  $   (2,256,455)
  Items not involving cash:
     Employment contract expense                                               448,315        1,063,420
     Depreciation                                                              243,134          233,331
     Amortization of deferred financing fees                                    18,600           18,600
     Loss on disposal of buildings, plant and equipment                         51,715             --
  Changes in non-cash operating working capital:
     Increase in accounts receivable                                            (1,703)          (3,973)
     Decrease in gold inventory                                                 24,885           44,129
     Increase in prepaid expenses paid to related parties                     (314,885)        (667,148)
     Increase (decrease) in accounts payable and accrued liabilities            36,215           50,179
                                                                        --------------   --------------
                                                                            (1,699,811)      (1,517,917)
Financing:
  Shares issued for cash                                                       258,500        1,560,470
  Shares issued for consulting services                                         75,000             --
  Decrease in payable to related parties                                       464,041             --
  Decrease in loans payable secured by gold inventory                             --            (66,511)
  Decrease in mineral claims payable                                              --           (120,000)
  Decrease in capital lease obligation                                         (91,490)         (17,155)
                                                                        --------------   --------------
                                                                               706,051        1,356,804
Investments:
  Mineral claims and options                                                    61,241               54
  Deferred exploration and development expenditures                            317,547       (1,168,352)
  Proceeds from sale of equipment                                              611,300             --
  Purchases of equipment                                                        (1,220)         (55,345)
                                                                        --------------   --------------
                                                                               988,868       (1,223,643)

Increase (decrease) in cash and cash equivalents                                (4,892)      (1,384,756)
Cash and cash equivalents at beginning of the period                            20,914        1,925,469
                                                                        --------------   --------------
Cash and cash equivalents at end of the period                          $       16,022   $      540,713
                                                                        ==============   ==============
Supplemental cash flow information
  Interest paid                                                         $       80,000   $       80,000
                                                                        ==============   ==============
  Issue of shares for purchase of mineral property, a non-cash
     financing and investing activity                                   $      384,000   $         --
                                                                        ==============   ==============

See accompanying notes to consolidated financial statements.


SILVERADO GOLD MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) MAY 31, 1998


1.   Basis of Presentation

     The financial information at May 31, 1998 and for the three month period ended May 31, 1998 and May 31, 1997 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The results of operations for the three month period ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Gold Inventory

     Gold inventory is valued at the lower of weighted average cost or estimated net realizable value. At May 31, 1998 and May 31, 1997, gold is valued at net realizable value.

3.   Mineral Properties

     (a) On January 30, 1998, the Company completed an Exploration and Development Option Agreement with Placer Dome U.S. Inc. ("Placer Dome") with respect to a 20.5 square mile portion of its Barelka / May and Range Minerals properties on Ester Dome. This agreement provides for Placer Dome to perform up to $10 million of work on the subject claims over a five-year period, and to purchase up to 400,000 shares of the Company's stock at an aggregate price of $5,450,000 over a four year period.

     (b) On December 19, 1997, the Company entered into an option agreement to purchase the Ryan Lode property from La Teko Resources Ltd. for a total purchase price of $12,000,000. The Company issued 100,000 shares of its common stock as partial consideration under this agreement. On March 26, 1998, the Company notified La Teko Resources Ltd. that it was electing to terminate its option relating to the Ryan Lode Property. Accordingly, previously capitalized drilling costs totally $743,016 were written off during the quarter.

     (c) During the first quarter the Company received a waiver and extension of its December 1997 royalty payment to the Alaska Mining Company Inc., with respect to the Company's Hammond River claims.

4.   Buildings Plant and Equipment

     Buildings, plant and equipment are stated at cost. Depreciation is provided on buildings, plant and equipment using the straight-line method based on estimated lives of 3 to 20 years.

5.   Accounts Payable

     Accounts payable and accrued liabilities are delineated in the following table:

                                                      MAY 31,     NOVEMBER 30,
                                                       1998          1997
                                                   -----------    -----------
          Accounts payable                         $   413,714    $   334,812
          Accrued interest                              66,666         66,666
          Accrued reclamation expenses                 153,314        196,000
                                                   -----------    -----------
                                                   $   633,694    $   597,478
                                                   ===========    ===========

6.   Share Capital

     (a) Common Shares.Authorized:100,000,000 common shares, without par value.

     (b) Reverse Stock Split and Increase in Authorized Shares. On May 11, 1998, at the Company's Annual General Meeting the shareholders approved a reverse stock split of one for ten shares and approved an increase in the Company's authorized shares to 100,000,000 common shares.

     (c) Directors Options. The Company has reserved 347,500 common shares for issuance, exercisable until August 14, 2004, in accordance with the terms and conditions of its December 12, 1994, Stock Option Plan; and 45,000 common shares for issuance, exercisable until June 1, 2002, in accordance with the terms and conditions of its June 1, 1992, Stock Option Plan. The Company accounts for stock compensation arising from options to directors in accordance with APB 25, "Accounting for Stock Issued to Employees".

     (d) Employee Options. From time to time the Company issues options for the purchase of common shares to selected part time independent contract employees as sole compensation for contracted services in accordance with the terms and conditions of its April 20, 1994, Stock Option and Stock Bonus Plan. The Company accounts for compensation arising from these options in accordance with Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Under this statement, stock compensation cost to contract employees is measured at the grant date of the stock option based on the value of the award and is recognized over the service period.

     (e) Warrants. In connection with the private placement of common shares the Company has outstanding at May 31, 1998, warrants for 89,200 common shares exercisable until September, 1998; warrants for 36,000 common shares exercisable  until  October,  1998;  warrants  for  100,000  common  shares
     exercisable  until  August,   1999;   warrants  for  55,000  common  shares
     exercisable until September, 1999 and warrants for 250,000 common shares exercisable until March 22, 2000.

     (f) Other Share Transactions. The Company issued 100,000 of its common shares to La Teko Resources Ltd. in consideration for an extension of its payment obligations with respect to the Ryan Lode property. The Company has reserved 107,700 common shares for issuance upon the potential conversion of a convertible debenture; 110,000 common shares for issuance with respect to a potential purchase of property; and has agreed to grant options to purchase 50,000 of its common shares, exercisable until September 5, 1999, to Millennium Holdings Group Inc. as partial consideration for a consulting agreement. The Company issued 70,000 common shares with respect to its renegotiation of the Range Minerals II and Burggraf agreements, precedent to executing an agreement with Placer Dome. On March 23, 1998, the Company entered into an agreement with IBK Capital Corporation to redeem one-half of an outstanding warrant for 100,000 shares exercisable at $4.20 per share until April 2, 1999 in consideration for the issuance of new warrants for 500,000 shares exercisable at $2.20 per share until March 22, 1999; a warrant for 250,000 shares exercisable at $1.00 per share until June 22, 1998; and a warrant for 250,000 shares exercisable at $1.00 immediately.

7.   Convertible Debenture

     In July, 1994, the Company issued a convertible callable debenture with interest payable at the rate of 8.0% per annum on December 31 and June 30 each year. The debenture is unsecured and is due July 2, 1999, subject to prior redemption or conversion. The debenture may be converted in whole or in part by the holder into common shares of the Company at a conversion price of $1.857 U.S. per share (the "Conversion Price"), subsequently modified to $18.57 as a result of the Company's 1/10 "reverse stock split" approved May 11, 1998. In addition, conversion of the debenture may be called by the Company provided that the average trading price of the Company's common stock has exceeded 125% of the Conversion Price for the period of 20 consecutive trading days. Financing fees paid related to the debenture have been deferred and are being amortized on a straight line basis over the debenture term of 60 months. The Company completed payment of the December 31, 1997 interest installment on March 25, 1998.

8.   Commitments and Contingencies

     The Company has a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rate of $120,000 (Cdn.) including operating costs.


9.   Subsequent Events

     On June 22, 1998, the Company completed a Reg D private placement for 400,000 units at $0.20 for a total of $80,000. A unit consisted of one share and one half warrant. The warrants are exercisable until June 23, 2000 at an exercise price of $0.25.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.


Six Months 1998 v. 1997
-----------------------
The Company continued to engage in limited exploration activities during the second quarter of 1998. It received some revenue from sales of existing gold inventory, but received most of its cash from sale of equipment and from the partial execution of a warrant for its common shares. Current assets increased to reflect advances to its contractor during the quarter, while Buildings, Plant and Equipment were reduced reflecting the equipment sale. Current liabilities decreased as a function of a repayment of the capital lease. Long term liabilities decreased as a result of the capital lease repayment, leaving the Company's $2 million convertible debenture. Employment contract expense was reduced substantially reflecting the fact that the Company has now absorbed most of the cost of previously issued contracts (see Note 6(d)). Administrative expenses increased primarily as a result of writing off previously capitalized drilling costs totally $743,016 associated with the Ryan Lode.


Liquidity and Capital Resources at May 31, 1998
-----------------------------------------------
During the first six months of 1998 the Company received cash from sale of equipment, from the partial execution of a warrant, and from the proceeds of a 250,000 share private placement. Also it eliminated the remainder of its long-term lease obligations, thereby reducing its debt portfolio to its convertible debenture and its on-going trade payables. At May 31, 1998, the Company's cash position remained relatively unchanged at $16,022 as it continued to incur limited expenses. The Company completed payment of the December 31, 1997, semi-annual interest installment on March 25, 1998.


Results of Operations
---------------------

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


(b)  Ryan Lode Gold Project
The  Company   issued   100,000  to  La  Teko  Resources  Ltd.  ("La  Teko")  as
consideration for deferring its payment obligations with respect to this project. However, the Company found it necessary to drop its purchase option due to the excessive drop in gold prices and the significant reclamation expenses associated with the property.


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



                                OTHER INFORMATION


Item 4    Submission of Matters to Vote of Security Holders.
------    --------------------------------------------------

The Annual General Meeting of Shareholders was held on May 11, 1998. Results of the voting were as follows:

(a)     Election of Directors        In Favor       Against      Withheld
        ---------------------        --------       -------      --------

        Garry L. Anselmo           63,630,494           nil       989,026

        K. Maxwell Fleming         64,085,454           nil       544,066

        James F. Dixon             64,066,938           nil       562,582

(b)     KPMG as Auditors             In Favor       Against      Withheld
        ----------------             --------       -------      --------

                                   65,170,724     1,502,979       313,600

(c)     Reverse Stock Split*         In Favor       Against      Withheld
        --------------------         --------       -------      --------
                                   57,586,122     9,420,874        47,443

(d)     Increase Authorized Share 100,000**
        -----------------------------------
                                     In Favor       Against      Withheld
                                     --------       -------      --------
                                   53,262,036    13,753,878        56,631

         *973,069 shares not voted

         **80,757 shares not voted



Item 5    Other Information.
------    ------------------
None.

Item 6    Exhibits and Reports on Form 8-K.
------    ---------------------------------
Exploration and Development Option Agreement between Silverado Gold Mines Ltd., Silverado Gold Mines Inc., and Placer Dome U.S. Inc. filed April 14, 1998. The Company filed Current Reports on Form 8-K on December 19, 1997 and January 28, 1998.


--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              SILVERADO GOLD MINES LTD.

                                              /s/ G.L.Anselmo
                                              ---------------

                                              G.L. Anselmo
                                              President / CEO / CFO