Form 10-Q
period 1998-08-31
SILVERADO GOLD MINES LTD
filed 1998-10-15
CIK 731727

FORM 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED August 31, 1998

                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                         Commission file number 0-12132


                            SILVERADO GOLD MINES LTD.
             (Exact name of registrant as specified in its charter)


British Columbia, Canada                                    98 -0045034
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

Suite 505, 1111 West Georgia Street
Vancouver, British Columbia, Canada V6E 4M3               (604) 689-1535
-------------------------------------------      -------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at September 30, 1998
--------------------                           ---------------------------------
(Common stock (npv))                           10,197,890

SILVERADO GOLD MINES LTD.
CONSOLIDATED BALANCE SHEETS
EXPRESSED IN U.S. DOLLARS

                                                                                       As at
                                                                              August 31,      November 30,
                                                                                1998             1997
                                                                           ---------------   ---------------

Assets
Current Assets
   Cash and cash equivalents                                               $         2,365   $        20,914
   Gold inventory (Note 2)                                                          23,990            48,875
   Accounts receivable                                                               4,943             8,297
   Prepaid expenses paid to related parties                                        738,713           366,303
                                                                           ---------------   ---------------
                                                                                   770,011           444,389
Mineral Properties and Development
   Claims and options                                                            2,406,257         2,436,972
   Deferred exploration and development expenditures                            13,490,732        13,576,470
                                                                           ---------------   ---------------
                                                                                15,896,989        16,013,442
    Less accumulated amortization                                               (1,384,338)       (1,384,338)
                                                                           ---------------   ---------------
                                                                                14,512,651        14,629,104

Buildings, Plant and Equipment                                                   3,334,481         4,481,399
   Less accumulated depreciation                                                (1,347,806)       (1,385,423)
                                                                           ---------------   ---------------
                                                                                 1,986,675         3,095,976

Deferred Financing Fees (net of amortization of $152,138: 1997-$124,238)            33,862            61,762
                                                                           ---------------   ---------------

                                                                           $    17,303,199   $    18,231,231
                                                                           ===============   ===============

Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable and accrued liabilities (Note 5)                       $       715,872   $       597,478
   Capital lease obligations - current                                                --              81,749
                                                                           ---------------   ---------------
                                                                                   715,872           679,227
Long Term Liabilities
   Capital lease obligations                                                          --               9,741
   Convertible debenture (Note 7)                                                2,000,000         2,000,000
                                                                           ---------------   ---------------
                                                                                 2,000,000         2,009,741
Shareholders' Equity
   Share capital (Note 6)
   Authorized: 100,000,000 common shares
   Issued and outstanding: Augusti31, 1998 - 9,231,222 shares                   44,665,687        43,084,420
                           November 30, 1997 - 8,001,222 shares
   Unamortized stock compensation expense                                           (1,866)         (151,612)
   Advances to related parties secured by common shares in the company                --            (480,236)
   Deficit                                                                     (30,076,494)      (26,910,309)
                                                                           ---------------   ---------------
                                                                                14,587,327        15,542,263
                                                                           ---------------   ---------------
                                                                           $    17,303,199   $    18,231,231
                                                                           ===============   ===============

See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT
EXPRESSED IN U.S. DOLLARS
                                                                            Nine Months Ended
                                                                       August 31,        August 31,
                                                                         1998              1997
                                                                    ---------------   ---------------

Revenue from gold sales                                             $        99,857   $       141,772
  Less mining and processing costs                                          118,883           130,368
                                                                    ---------------   ---------------
Gain (loss) from Operations                                                 (19,026)           11,404

Employment contract expense                                                 828,313         1,133,753

Administrative Expenditures                                               2,318,846         1,857,042

Loss for the period                                                      (3,166,185)       (2,979,391)

Accumulated deficit at beginning of the period                          (26,910,309)      (22,495,537)
                                                                    ---------------   ---------------
Accumulated deficit at end of the period                            $   (30,076,494)  $   (25,474,928)
                                                                    ===============   ===============
Loss per share                                                      $         (0.37)  $         (0.46)
                                                                    ===============   ===============

See accompanying notes to consolidated financial statements.

                                                                           Three Months Ended
                                                                       August 31,        August 31,
                                                                         1998              1997
                                                                    ---------------   ---------------

Revenue from gold sales                                             $        74,315   $        64,290
  Less mining and processing costs                                           91,999            85,533
                                                                    ---------------   ---------------
Gain (loss) from Operations                                                 (17,684)          (21,243)

Employment contract expense                                                 379,998            70,333

Administrative Expenditures                                                 562,416           631,360

Loss for the period                                                        (960,098)         (722,936)

Accumulated deficit at beginning of the period                          (29,116,396)      (24,751,992)
                                                                    ---------------   ---------------
Accumulated deficit at end of the period                            $   (30,076,494)  $   (25,474,928)
                                                                    ===============   ===============
Loss per share                                                      $         (0.11)  $         (0.07)
                                                                    ===============   ===============

See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN U.S. DOLLARS
                                                                       Nine Months Ended
                                                                  August 31,         August 31,
                                                                    1998               1997
                                                               ---------------    ---------------
CASH PROVIDED BY (USED FOR):

Operations:
   Loss for the year                                           $    (3,166,185)   $    (2,979,391)
   Items not involving cash:
      Employment contract expense                                      828,313          1,133,753
      Depreciation                                                     364,701            353,016
      Amortization of deferred financing fees                           27,900             27,900
      Loss on disposal of buildings, plant and equipment                48,031               --
   Changes in non-cash operating working capital:
      Decrease (increase) in accounts receivable                         3,354            (11,024)
      Decrease in gold inventory                                        24,885            129,662
      Increase in prepaid expenses paid to related parties            (372,410)          (770,425)
      Increase in accounts payable and accrued liabilities             118,394             64,108
                                                               ---------------    ---------------
                                                                    (2,123,017)        (2,003,059)

Financing:
   Shares issued for cash                                              366,200          2,285,713
   Shares issued for consulting services                                75,000               --
   Decrease in secured advances to related parties                     480,236               --
   Increase in unsecured loan                                             --               15,000
   Decrease in loans payable secured by gold inventory                    --              (66,511)
   Decrease in mineral claims payable                                     --             (179,000)
   Decrease in capital lease obligation                                (91,490)           (34,629)
                                                               ---------------    ---------------
                                                                       829,946          2,020,573

Investments:
   Mineral claims and options                                           69,915                 54
   Deferred exploration and development expenditures                   600,036         (1,801,716)
   Proceeds from sale of equipment                                     611,300               --
   Purchases of equipment                                               (6,729)           (50,850)
                                                               ---------------    ---------------
                                                                     1,274,522         (1,852,512)


Increase (decrease) in cash and cash equivalents                       (18,549)        (1,834,998)
Cash and cash equivalents at beginning of the period                    20,914          1,925,469
                                                               ---------------    ---------------
Cash and cash equivalents at end of the period                 $         2,365    $        90,471
                                                               ===============    ===============
Supplemental cash flow information
   Interest paid                                               $        80,000    $        80,000
                                                               ===============    ===============

   Issue of shares for purchase of mineral property, a non-cash
      financing and investing activity                         $       289,200    $          --
                                                               ===============    ===============

See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) AUGUST 31, 1998


1. Basis of Presentation

          The financial information at August 31, 1998 and for the three month period ended August 31, 1998 and August 31, 1997 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The results of operations for the nine month period ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. Gold Inventory

          Gold inventory is valued at the lower of weighted average cost or estimated net realizable value. At August 31, 1998 and August 31, 1997, gold is valued at net realizable value.

3. Mineral Properties

          (a) On January 30, 1998, the Company completed an Exploration and Development Option Agreement with Placer Dome U.S. Inc. ("Placer Dome") with respect to a 20.5 square mile portion of its Barelka / May and Range Minerals properties on Ester Dome. This agreement provides for Placer Dome to perform up to $10 million of work on the subject claims over a five-year period, and to purchase up to 400,000 shares of the Company's stock at an aggregate price of $5,450,000 over a four year period. The Company has received $400,000 as part of this agreement which has been credited to previously capitalized costs of this property.

          (b) On December 19, 1997, the Company entered into an option agreement to purchase the Ryan Lode property from La Teko Resources Ltd. for a total purchase price of $12,000,000. The Company issued 100,000 shares of its common stock as partial consideration under this agreement. On March 26, 1998, the Company notified La Teko Resources Ltd. that it was electing to terminate its option relating to the Ryan Lode Property. Accordingly, previously capitalized drilling costs and property payments totaling $955,223 were written off during the prior periods.

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

5. Accounts Payable

          Accounts payable and accrued liabilities are delineated in the following table:

                                   AUGUST 31,        NOVEMBER 30,
                                     1998               1997
                                 -------------      -------------
Accounts payable                    456,476            334,812
Accrued interest                    106,666             66,666
Accrued reclamation expenses        152,730            196,000
                                 =============      =============
                                 $  715,872         $  597,478
                                 =============      =============

6. Share Capital

          (a) Common Shares. Authorized: 100,000,000 common shares, without par value.

          (b) Reverse Stock Split and Increase in Authorized Shares. On May 11, 1998, at the Company's Annual General Meeting the shareholders approved a reverse stock split of one for ten shares and approved an increase in the Company's authorized shares to 100,000,000 common shares.

          (c) Directors Options. The Company has reserved 347,500 common shares for issuance, exercisable until August 14, 2004, in accordance with the terms and conditions of its December 12, 1994, Stock Option Plan; and 45,000 common shares for issuance exercisable until June 1, 2002, in accordance with the terms and conditions of its June 1, 1992, Stock Option Plan. The Company accounts for stock compensation arising from options to directors in accordance with APB 25, "Accounting for Stock Issued to Employees".

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

          (e) Warrants. In connection with the private placement of common shares the Company has outstanding at August 31, 1998, warrants for 89,200 common shares exercisable until September, 1998; warrants for 36,000 common shares exercisable until October, 1998; warrants for 100,000 common shares exercisable until August, 1999; warrants for 55,000 common shares exercisable until September, 1999, warrants for 500,000 common shares exercisable until March 22, 2000, warrants for 200,000 common shares exercisable until June 23, 2000 and warrants for 140,000 common shares exercisable until August 4, 2000.

          (f) Other Share Transactions. The Company issued 100,000 of its common shares to La Teko Resources Ltd. in consideration for an extension of its payment obligations with respect to the Ryan Lode property. The Company has reserved 107,700 common shares for issuance upon the potential conversion of a convertible debenture; 110,000 common shares for issuance with respect to a potential purchase of property; and has agreed to grant options to purchase 50,000 of its common shares, exercisable until September 5, 1999, to Millennium Holdings Group Inc. as partial consideration for a consulting agreement. The Company issued 70,000 common shares with respect to its renegotiation of the Range Minerals II and Burggraf agreements, precedent to executing an agreement with Placer Dome. On March 23, 1998, the Company entered into an agreement with IBK Capital Corporation to redeem one-half of an outstanding warrant for 100,000 shares exercisable at $2.80 per share until August 20, 1999 in consideration for the issuance of new warrants for 500,000 shares exercisable at $2.20 per share until March 22, 2000; a warrant for 250,000 shares exercisable at $1.00 per share until June 22, 1998; and a warrant for 250,000 shares exercisable at $1.00 immediately On May 21, 1998, the Company issued 125,000 common shares in consideration for a consulting agreement to Millennium Holdings Group Inc. On June 24, 1998 the Company completed a Reg D offering for 400,000 common shares with a warrant of 200,000 common shares at $0.25 per share, exercisable until June 24, 2000. The Company completed a Reg D offering on August 6, 1998 for 280,000 common shares with a warrant of 140,000 common shares at $0.30 per share, exercisable until August 4, 2000.

7. Convertible Debenture

          In July, 1994, the Company issued a convertible callable debenture with interest payable at the rate of 8.0% per annum on December 31 and June 30 each year. The debenture is unsecured and is due July 2, 1999, subject to prior redemption or conversion. The debenture may be converted in whole or in part by the holder into common shares of the Company at a conversion price of $1.857 U.S. per share (the "Conversion Price"), subsequently modified to $18.57 as a result of the Company's 1/10 "reverse stock split" approved May 11, 1998. In addition, conversion of the debenture may be called by the Company provided that the average trading price of the Company's common stock has exceeded 125% of the Conversion Price for the period of 20 consecutive trading days. Financing fees paid related to the debenture have been deferred and are being amortized on a straight line basis over the debenture term of 60 months. The Company completed payment of the December 31, 1997 interest installment on March 25, 1998. The interest installment due June 30 was unpaid on August 31, 1998.

8. Commitments and Contingencies

          The Company has a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rate of $120,000 (Cdn.) including operating costs.


9. Subsequent Events

          On September 10,1998, the Company completed a Reg D offering for 433,334 units at $0.15 for a total of $65,000. A unit consisted of one share and one half warrant. The warrants are exercisable until September 10, 2000 at an exercise price of $0.18. On September 25, 1998, the Company completed a Reg S private placement for 533,334 units at $0.15 for a total of $80,000. A unit consisted of one share and one warrant. The warrants are exercisable until September 25, 2000 at an exercise price of $0.18.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.


Nine Months 1998 v. 1997
------------------------

The Company continued to engage in limited exploration activities during the third quarter of 1998. It received some revenue from sales of existing gold inventory, but received most of its cash from sale of equipment and from the private placements or offerings. Current assets increased to reflect advances to its contractor during the quarter, while Buildings, Plant and Equipment were reduced reflecting the equipment sale. Current liabilities increased as a function of the interest due on the debenture currently unpaid. Long term liabilities decreased as a result of the capital lease repayment, leaving the Company's $2 million convertible debenture. Employment contract expense was reduced reflecting the fact that the Company has now absorbed most of the cost of previously issued contracts (see Note 6(d)). Administrative expenses increased primarily as a result of writing off previously capitalized drilling costs and property payments totaling $955,223 associated with the Ryan Lode.


Liquidity and Capital Resources at August 31, 1998
--------------------------------------------------

During the first nine months of 1998 the Company received cash from sale of equipment, from the partial execution of a warrant, and from the proceeds of several private placements. Also it eliminated the remainder of its long-term lease obligations, thereby reducing its debt portfolio to its convertible debenture and its on-going trade payables. At August 31, 1998, the Company's cash position was $2,365. But subsequent to the end of the quarter $145,000 was received through private placements. The Company completed payment of the December 31, 1997, semi-annual interest installment on March 25, 1998. However the interest installment due on June 30,1998 remains unpaid.


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


     (c) Nolan Gold Project

          At the Nolan Gold Project in northern Alaska, the Company completed a number of reclamation activities. During the last quarter the Company resumed small scale production of a placer site on Nolan.


     (d) Other Properties

          The Company continued to maintain its other properties in good standing, pending further exploration and development, subject to the availability of financing.

                                OTHER INFORMATION


Item 5   Other Information.
---------------------------

Subsequent to quarter end, the Company completed the following share issues:

     On September 10,1998, the Company completed a Reg D offering for 433,334 units at $0.15 per share. A unit consists of one share and one half warrant. The warrants are exercisable until September 10, 2000 at an exercise price of $0.18.

     On September 25, 1998, the Company completed a Reg S private placement for 533,334 units at $0.15 per share. A unit consists of one share and one warrant. The warrants are exercisable until September 25, 2000 at an exercise price of $0.20.

Item 6   Exhibits and Reports on Form 8-K.
------------------------------------------

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




                                                 SILVERADO GOLD MINES LTD.

                                                 /s/ G.L. Anselmo
                                                 ----------------

                                                 G.L. Anselmo
                                                 President / CEO / CFO