Form 10-Q
period 1999-02-28
SILVERADO GOLD MINES LTD
filed 1999-04-21
CIK 731727

FORM 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED February 28, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


Commission file number 0-12132


                            SILVERADO GOLD MINES LTD.
                            -------------------------
             (Exact name of registrant as specified in its charter)


British Columbia, Canada
--------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

98 -0045034
--------------------------
(I.R.S. Employer I.D. No.)

Suite 505, 1111 West Georgia Street Vancouver, British Columbia, Canada V6E 4M3
-------------------------------------------------------------------------------
(Address  of  Principal  Executive Offices)

 (604)689-1535
 -------------------------------
 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 13(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                               Outstanding at April 1, 1999
--------------------                                ----------------------------
(Common stock (npv))                                12,077,557

SILVERADO GOLD MINES LTD.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED)                                                  As at
                                                                             February 28,     November 30,
                                                                                1999             1998
                                                                             ------------     ------------

Assets
Current Assets
   Cash                                                                      $      3,865      $      --
   Gold inventory                                                                   8,847           23,448
   Accounts receivable                                                              7,843            3,760
   Prepaid expenses paid to related parties                                       269,307          363,667
                                                                              ------------     ------------
                                                                                  289,862          390,875

Mineral Properties and Development                                              2,667,335        2,667,335
   Less accumulated amortization                                                 (743,586)        (743,586)
                                                                              ------------     ------------
                                                                                1,923,749        1,923,749

Buildings, Plant and Equipment                                                  3,107,938        3,114,784
   Less accumulated depreciation                                               (1,365,576)      (1,289,882)
                                                                              ------------     ------------
                                                                                1,742,362        1,824,902

Deferred Financing Fees (net of amortization of $170,738: 1998-$161,438)           15,262           24,562
                                                                              ------------     ------------
                                                                               $3,971,235       $4,164,088
                                                                             =============      ===========

Liabilities and Shareholders' Equity
Current Liabilities
   Bank indebtedness                                                         $       --       $      4,396
   Accounts payable and accrued liabilities (Note 5)                              905,595          904,568
   Loans payable                                                                   88,795             --
   Mineral claims payable                                                         342,000          342,000
   Convertible debenture                                                        2,000,000        2,000,000
                                                                              ------------     ------------
                                                                                3,336,390        3,250,964
Shareholders' Equity
   Share capital
   Authorized: 100,000,000 common shares
   Issued and outstanding:  February 28, 1999 - 11,864,557 shares              44,204,520       44,074,920
                            November 30, 1998 - 10,997,890  shares
   Deficit                                                                    (43,569,675)     (43,161,796)
                                                                              ------------     ------------
                                                                                  634,845          913,124
                                                                              ------------     ------------
                                                                             $  3,971,235       $4,164,088
                                                                             =============      ===========



See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT                                             Three month ended
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED)
                                                                February 28,   February 28,
                                                                   1999           1998
                                                               -----------------------------

Revenue from gold sales                                         $     15,859   $     13,723
    Less mining and processing costs                                  14,601         16,232
                                                               -----------------------------
Gain (loss) from Operations                                            1,258         (2,509)

Exploration and development expenditures                             175,011           --

Administrative expenditures                                          234,126        521,676

Loss for the period                                                 (407,879)      (524,185)

Accumulated deficit at beginning of the period                   (43,161,796)   (26,910,309)
                                                               -----------------------------

Accumulated deficit at end of the period                        $(43,569,675)  $(27,434,494)
                                                               -----------------------------

Loss per share                                                  $     (0.035)  $      (0.10)
                                                               -----------------------------
See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED)                                    Three month ended

                                                                        February 28,  February 28,
                                                                            1999          1998
CASH PROVIDED BY (USED FOR):
Operations:
  Loss for the year                                                     $  (407,879) $ (524,185)
  Items not involving cash:
     Employment contract expense                                               --        63,994
     Depreciation                                                            75,694     121,567
     Amortization of deferred financing fees                                  9,300       9,300
     Loss on disposal of buildings, plant and equipment                        --        22,115
  Changes in non-cash operating working capital:
     Increase in accounts receivable                                         (4,083)     (3,557)
     Decrease in gold inventory                                              14,601      16,233
     Decrease (increase) in prepaid expenses paid to related parties         94,360     (14,916)
     Increase in accounts payable and accrued liabilities                     1,027      85,621
                                                                           ---------   ---------
                                                                            (216,980)   (223,828)

Financing:
     Shares issued for cash                                                 129,600     258,500
     Increase in loans payable                                               88,795      60,000
     Decrease in capital lease obligation                                      --       (18,208)
                                                                           ---------   ---------
                                                                            218,395     300,292

Investments:
     Mineral claims and options expenditures, net of recoveries                --        71,325
     Deferred exploration and development expenditures                         --      (423,483)
     Proceeds from sale of equipment                                          6,846     290,300
     Purchases of equipment                                                    --        (1,220)
                                                                           ---------   ---------
                                                                              6,846     (63,078)

Increase (decrease) in cash                                                   8,261      13,386
Cash (bank indebtedness) at beginning of the period                          (4,396)     20,914
                                                                           ---------   ---------
Cash at end of the period                                               $     3,865 $    34,300
                                                                        =========== ===========

Supplemental cash flow information
     Interest paid                                                      $      --   $    20,000
                                                                        =========== ===========
     Issue of shares for purchase of mineral property, a non-cash
     investing activity not reflected in the Statements of Cashflows    $      --   $   250,000
                                                                        =========== ===========

See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) FEBRUARY 28, 1999


1.   Basis of Presentation

     The financial information at February 28, 1999 and for the three month period ended February 28, 1999 and February 28, 1998 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The results of operations for the three month period ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Gold Inventory

     Gold inventory is valued at the lower of weighted average cost or estimated net realizable value. At February 28, 1999 and February 28, 1998, gold is valued at net realizable value.

3.   Mineral Properties and Development

     Costs of acquiring mineral claims and options are capitalized until such time as the properties are placed into production. Exploration and development expenditures are expensed as incurred.

4.   Buildings Plant and Equipment

     Buildings, plant and equipment are stated at cost. Depreciation is provided on buildings, plant and equipment using the straight-line method based on estimated lives of 3 to 20 years.

5.   Accounts Payable

     Accounts payable and accrued liabilities are delineated in the following table:

                                       FEBRUARY 28,            NOVEMBER 30,
                                          1998                    1998

     Accounts payable                  $522,929                $561,902
     Accrued interest                   186,666                 146,666
     Accrued reclamation expenses       196,000                 196,000
                                       ------------            -----------
                                       $905,595                $904,568
                                       ------------            -----------

6.   Convertible Debenture

     In July, 1994, the Company issued a convertible callable debenture with interest payable at the rate of 8.0% per annum on December 31 and June 30 each year. The debenture is unsecured and is due July 2, 1999, subject to prior redemption or conversion. The debenture may be converted in whole or in part by the holder into common shares of the Company at a conversion price of $18.57 U.S. per share (the "Conversion Price"). In addition, conversion of the debenture may be called by the Company provided that the average trading price of the Company's common stock has exceeded 125% of the Conversion Price for the period of 20 consecutive trading days. Financing fees paid related to the debenture have been deferred and are being amortized on a straight line basis over the debenture term of 60 months. The Company was granted a deferral of these payments based on monthly progress updates until financing is in place. Total interest payable at February 28, 1999, amounting to $186,666 has been recorded as a current liability.

7.   Share Capital

     (a) Common Shares. Authorized: 100,000,000 common shares, without par value.

     (b) Directors Options. The Company has reserved 4,000,000 common shares for issuance, exercisable until August 14, 2004, in accordance with the terms and conditions of its December 12, 1994, Stock Option Plan; and 48,462 common shares for issuance for issuance exercisable until June 1, 2002, in accordance with the terms and conditions of its June 1, 1992, Stock Option Plan. The Company accounts for stock compensation arising from options to directors in accordance with APB 25, "Accounting for Stock Issued to Employees".

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

     (d) Warrants. In connection with the private placement of common shares the Company has outstanding at February 28, 1999, warrants for 866,667 common shares exercisable until December 2000.

     (e) Other Share Transactions. The Company has reserved 107,701 common shares for issuance upon the potential conversion of a convertible debenture; and 110,000 common shares for issuance with respect to a potential purchase of property.

8.   Commitments and Contingencies

     The Company has a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rate of $120,000 (Cdn.) including operating costs.

9.   Litigation

     A former employee of the Tri-Con Group has initiated a claim against that company for wrongful dismissal/breach of contract in the amount of $150,000. The Company has been named as a co-defendant in the suit. No provision for this litigation has been made in these financial statements and the amount of the loss, if any, for this lawsuit, would be accounted for prospectively.

10.  Subsequent Events

     On March 31, 1999, the Company entered into an agreement with a warrant holder to amend amounts, prices and dates. The warrant holder exercised 213,000 share purchase warrants, exercisable at $0.07 per common shares for gross proceeds of $14,910.

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

Three Months 1999 v. 1998

The Company continued to engage in mining activities during the first quarter of 1999. Revenues were received from sales of existing gold inventory. In preparing for gold recovery, expenditures were made towards exploration and development. Current assets decreased due to the decrease of prepaid expenses during the quarter. Current liabilities increased as a function of an increase in accounts payable, and short-term loans. The Company's $2 million convertible debenture is due July 1999 and the Mineral claims payable remained unchanged. Administrative expenses were reduced, reflecting the reduced level of activity within the Company.

Liquidity and Capital Resources at February 28, 1999

During the first three months of 1999, the Company received cash from a private placement of common shares, sale of gold, sale of equipment and short-term loans. At February 28, 1999, the Company's cash position was minimal. The Company plans to continue to raise capital through private placements and warrant issues and/or through the completion of property ventures on its Fairbanks properties. The arctic Nolan gold recovery from winter production is set to begin after the thaw of snow in May-June and the Company expects gold sales to supplement financing activities.

Results of Operations

(a) Nolan Gold Project: At the 100% owned Nolan property in arctic Alaska, the Company has resumed its mining activities on known gold bearing zones defined in exploration and development programs conducted in 1998. The Company is continuing these activities and is preparing operations for gold recovery beginning with the thaw of snow in late May and early June.

(b) Other Properties: The Company continued to maintain its other properties in good standing, pending further exploration and development, subject to the availability of financing.

                                OTHER INFORMATION

Item 5 Other Information.

Subsequent to quarter end, the Company entered into an agreement with a warrant folder to amend amounts, prices and dates. The warrant holder exercised 213,000 share purchase warrants, exercisable at $0.07 per common shares for gross proceeds of $14,910.

Item 6 Exhibits and Reports on Form 8K

During the quarter ended February 28, 1999, the Company filed a Form 8-K on December 9, 1998. No financial statements were filed with this report.

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