Form 10-K
period 1998-11-30
SILVERADO GOLD MINES LTD
filed 1999-04-27
CIK 731727

FORM 10-K

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998.


Commission file number 0-12132


                            SILVERADO GOLD MINES LTD.
             (Exact name of registrant as specified in its charter)

                            British Columbia, Canada
         (State or other jurisdiction of incorporation or organization)

                                   98-0045034
                             (IRS Employer ID No.)


                      Suite 505, 1111 West Georgia Street
                  Vancouver, British Columbia, Canada V6E 4M3
                  -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 689-1535
                                 --------------
                        (Registrant's telephone number)


Securities registered pursuant to section 12(b) of the Act :
None
------------------------------------------------------------

Securities registered pursuant to section 12(g) of the Act:
Common Shares, no par value
------------------------------------------------------------
(Title of Class)

The Company's Common Stock trades on the OTC
Bulletin Board under the trading symbol GOLDF.OB
------------------------------------------------------------
(Name of each exchange on which registered)

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

The aggregate market value of voting stock held by non-affiliates on March 18, 1999 was $2,016,975.

The number of shares outstanding on March 18, 1999 was 11,864,557

Total number of pages, including cover page:31.

                                     PART I


ITEM 1 BUSINESS
---------------

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

(a) GENERAL DEVELOPMENT OF BUSINESS

Silverado Gold Mines Ltd. ("Silverado" or "the Company"), is engaged in the acquisition, exploration and development of mineral properties. Silverado was incorporated under the laws of British Columbia, Canada, in June, 1963, and operates in the United States through a wholly-owned subsidiary, Silverado Gold Mines Inc., incorporated in the State of Alaska in 1981.

Silverado's exploration and development activities are managed and conducted by an affiliated company, Tri-Con Mining Ltd. ("Tri-Con") pursuant to a written operating agreement. Tri-Con is a privately owned corporation controlled by Garry L. Anselmo, who is Chairman and a director of Silverado.

The Company holds interests in six groups of mineral properties in Alaska and one in British Columbia, Canada. Silverado's main projects are exploration and development of the Ester Dome Gold Project, located 10 miles northwest of Fairbanks, Alaska, and of the Nolan Gold Project, located 175 miles north of Fairbanks, Alaska.

The Ester Dome Project comprises a contiguous group of 1 Federal claim, 1 patented mining claim and 472 State claims totaling 24 square miles, including the Grant Mine, Range Minerals, May / Barelka (St. Paul) and Dobb's Properties, all located within the Fairbanks Mining District in Alaska.

On December 19, 1997, the Company entered into an Option Agreement with LaTeko Resources Ltd. ("LaTeko") granting Silverado the exclusive right and option to acquire 100% of the Ryan Lode property, a property situated next to the Company's Ester Dome properties near Fairbanks, Alaska, for a total purchase price of $12,000,000. The Company issued 1,000,000 of its common shares (pre-share consolidation) to LaTeko as consideration for granting the right and option to acquire the mineral property. In March of 1998, the Company terminated its option to purchase the property. Costs of $227,449 incurred during the year relating to the Ryan Lode property and all previous deferred costs were written off during the year.

The Company completed an option agreement with Placer Dome U.S. Inc. ("PDUS") on February 6, 1998 for that company to continue exploration of 20.5 square miles of Silverado's Ester Dome property. The agreement excludes the St. Paul, Grant Mine and Mill, and Ryan Lode areas which Silverado retained and intends to develop, subject to the availability of financing. Under the agreement, PDUS was to earn a 51.5% interest by performing a minimum of $10,000,000 of work on the property and purchasing 5,450,000 common shares of the Company over a period of five years. During 1998, the Company received $400,000 in cash and PDUS performed $1,000,000 of work on the property. On November 9, 1998, PDUS exercised its option to terminate the agreement with the Company.

The Nolan Gold Project consists of 216 Federal placer claims and 239 Federal lode claims located eight miles west of Wiseman, Alaska. Included in the Project are the Nolan Placer, Nolan Lode, Thompson's Pup, Dionne and Smith Creek properties. During 1998 the Company concentrated its activities on Archibald Creek, which is located within Nolan Placer. Limited mining of the Swede Channel, located within Dionne, was also undertaken during 1998. The Company's share of total gold recovered from the Nolan Gold Project in 1998 amounted to 144 ounces.

The Hammond Property, immediately north of the Nolan Gold Project and consisting of 28 Federal placer and 36 Federal lode claims, was acquired by the Company in December 1994 to increase potential for reserve development in conjunction with the Company's operations at Nolan.

The Marshall Dome Property consists of 38 State claims. Thirty-five of the 38 claims were acquired by the Company in 1995 due to its proximity and similar geological setting to Newmont Mining Company's "True North" gold property, immediately to the southwest. The remaining three adjacent claims were located and acquired by the Company prior to 1995. The Marshall Dome Property covers an area of two and one-half square miles, and is located eighteen miles northeast of Fairbanks.

The Whiskey Gulch Property, consisting of four claims adjoining Newmont's "True North" property, and was acquired by the Company in 1996 to further enhance its Marshall Dome Property by virtue of its proximity to those claims.

The Chatanika Property consists of 752 mining claims and 16 prospecting sites covering 52 square miles which were located by the Company in 1996. This property is approximately 20 miles northwest of Fairbanks. On November 30, 1998, the Company chose to relinquish its interest in this property.

The French Peak Property consists of four mineral claims totaling approximately one square mile, and is located 40 miles northwest of Smithers, British Columbia.

(b) FINANCIAL INFORMATION RE: INDUSTRY SEGMENTS

The Company operates in one industry segment, being the mining industry.

(c) PLAN OF OPERATION

The Company's plan of operation is to continue to develop and mine its Nolan properties specifically the Swede Channel, Archibald Creek and Smith Creek areas. In this area the Company has recovered almost 14,000 ounces of gold since 1994. The Company is currently stock piling ore through the winter months. When the snow melts in May-June the ore will be processed and the recovered gold will be marketed. The Company is also planning to mine this summer with con-current processing and gold recovery from summer operations on Archibald and Smith Creek areas.

During 1998 the Company successfully negotiated an option agreement with Placer Dome U.S. Inc. to conduct exploration and development on 20.5 square miles of the Company's Ester Dome properties. Under the agreement, PDUS was to earn a 51.5% interest by performing a minimum of $10,000,000 of work on the property and purchasing 5,450,000 common shares of the Company over a period of five years. During 1998, the Company received $400,000 in cash and PDUS performed $1,000,000 of work on the property. On November 9, 1998, PDUS exercised its option to terminate the agreement with the Company. The Company, subsequently, has entered in negotiations with several other companies to possibly joint venture or vend the property.

For the period between December 1997 and March 1998 the Company completed environmental impact studies, both independent and internal, on the Ryan Lode property. The results of which determined the potential environmental liability of the property to be excessive. The Company terminated its option with LaTeko. Since then the Company has re-focussed its efforts in the Nolan area. The Company also plans to continue exploration of its Hammond, St.Paul, Grant, and O'Dea properties. The extent of activity will be dependent on funding results. In addition to production results, the Company plans to raise capital through private placements and warrant issues.

On August 4, 1989, Silverado assigned its Eagle Creek Property to Can-Ex Resources (U.S.), Inc. ("Can-Ex") for a 15% net profits interest to a maximum of $5,000,000. On February 19, 1997, Can-Ex was dissolved and the Eagle Creek property became the property of its parent corporation, Kintana Resources Ltd., a company controlled by Garry Anselmo who is president and a director of Silverado. The Company's royalty interest in the property remains unaffected by this event. There has been no development activity on the property during the year.

In Canada, the Company intends to keep its French Peak Property in good standing, though no development work is scheduled there at this time.

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

Management believes that it has in place or will be able to obtain as necessary all of the required permits for the Company's planned operations. Management knows of no areas of noncompliance with laws or regulations which could close or curtail operations.

The Company has accrued a total of $196,000 for further reclamation on the Nolan Gold Project and Grant Mine site on Ester Dome. Additional remediation work takes place during the normal course of mining.

In the event of closure or abandonment of its facilities, the Company estimates that any additional reclamation costs, net of recovery, would be immaterial.

(e) NATURE OF CLAIMS UNDER FEDERAL AND STATE LAW

The Company's properties consist of unpatented Federal mining claims and State mining claims. Titles to unpatented claims are subject to inherent uncertainties, such as whether there has been a discovery of valuable minerals on each claim and whether proper locating and filing prerequisites have been met. Title can only be maintained by the performance of adequate annual assessment work and / or the payment of prescribed rental fees. While the Company believes that all claims which it holds were properly located under applicable law, no assurances can be given in that regard. To date, the Company believes that it has conducted and recorded all annual assessment work necessary to maintain the claims in good standing. Changes to U.S. mining laws currently under consideration would, if enacted, substantially affect all holders of unpatented Federal mining claims by imposing royalty fees on removal of minerals and fundamentally changing the rights and status of unpatented claim holders. Although management believes that the imposition of royalty fees as described above, at a minimal level, would not have a material adverse effect on the Company, it is impossible to predict the extent to which mining or environmental legislation may be enacted or amended nor the effect that such legislation could have on the Company.


(f) INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The following table sets forth selected financial data for each of Silverado's fiscal years ended November 30, 1998, 1997 and 1996, by country of origin for information purposes only.

                                       YEAR ENDED NOVEMBER 30,
                                 1998            1997            1996
                            -------------    ------------    ------------
REVENUE (UNITED STATES)     $    149,960     $   168,924     $   298,124
                            =============    ============    ============
Income (loss) for the year
     Canada                 $ (1,457,351)    $(3,594,229)    $(3,461,717)
     United States           (14,794,136)       (820,543)       (868,543)
                            -------------    ------------    ------------
                            $(16,251,487)    $(4,414,772)    $(4,330,260)
                            =============    ============    ============
END OF PERIOD
Identifiable assets
     Canada                 $    385,567     $   576,513     $ 1,318,233
     United States             3,778,521      17,654,718      17,143,111
                            -------------    ------------    ------------
                            $  4,164,088     $18,231,231     $18,461,344
                            =============    ============    ============

For each of the three years ended November 30, 1998, 1997 and 1996, there have been no transfers between geographic segments, nor have there been export sales. Revenue for each of the three years is from sales of gold inventory derived from the Nolan Gold Project.


ITEM 2 PROPERTIES
-----------------

(a) REGISTRANT'S INTEREST

Silverado holds interests in mineral properties in the State of Alaska and the Province of British Columbia. The Company has not conducted sufficient exploration and development work to delineate material proven or probable ore reserves.

(b) GENERAL CHARACTER AND TECHNICAL DESCRIPTION OF EACH PROPERTY

(1) Ester Dome Gold Project

The Ester Dome Project encompasses all of Silverado's optioned properties on Ester Dome, which is accessible by road 10 miles northwest of Fairbanks, Alaska. The specific properties at this site are as follows:

(a) Grant Mine:

     This property consists of 19 state mineral claims subject to payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thereafter In December of 1997, for the purpose of facilitating an agreement with Placer Dome U.S. Inc. and in consideration of a payment by the Company of $20,000, the conditional purchase and sale agreement was amended to reduce the royalty payments to 3% of net profits as defined in the agreement.

(b) Range Minerals #1:

     This property consists of 6 State mineral claims subject to payments of 15% of net profits until $1,500,000 has been paid and 2% of net profits thereafter.

(c) Range Minerals #2:

     This property consists of 419 State mineral claims and one Federal claims subject to annual payments of $50,000, 2% of net smelter returns until $20,000,000 has been paid, and 5% of net profits thereafter. In December of 1997, for the purpose of facilitating an agreement with Placer Dome U.S. Inc., and in consideration of a payment by the Company of $60,000, this option agreement was amended to extend the term of the agreement for an additional period of ten years and to modify the royalty provisions to 5% of net profits as defined in the agreement during the first five years that profits are first generated from operations, and the greater of 5% of net profits or 3% of net smelter returns as defined in the agreement until such time as the option price of the property has been paid in full.

(d) May (St. Paul) / Barelka:

     This gold property consists of 22 State mineral claims subject to payments of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter.

(e) Dobb's:

     This property consists of one unpatented Federal mineral claims and four State mineral claimes subject to payments of 15% of net profits until $1,500,000 has been paid and 3% of the net profits thereafter.

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

The main thrust of Silverado's exploration and development work on Ester Dome from 1978 to 1989 was on the Grant Mine area, including a Joint Venture (Grant Mine Project) initiated in April 1984 between Silverado and Aurex, Inc., a subsidiary of Marubeni America Corporation, and a period of production by Silverado from 1987 to 1989. The Joint Venture, with Tri-Con Mining Inc. as operator, explored and developed the O'Dea vein and constructed a gravity / carbon-in-pulp mill. From 1978 to 1989, a total of 111,852 tons of ore were processed, yielding 11,215 ounces of gold and 8,231 ounces of silver.

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

(2) Marshall Dome Property

The Marshall Dome Gold Project, consists of 38 State claims,35 of which were acquired by the Company in 1995 due to its proximity and similar geological setting to Newmont Mining Company's "True North" gold property, immediately to the southwest. The remaining three adjacent claims were located and acquired by the Company prior to 1995. The project covers an area of two and one-half square miles, and is located eighteen miles northeast of Fairbanks and is on the same geological trend as the "True North" gold deposit one mile to the southwest, which is being developed by Newmont Exploration Limited.

(3) Whiskey Gulch Property

This property, acquired by the Company in 1996, is one-half mile southwest of the Marshall Dome Property and adjoins the "True North" property.

(4) Chatanika Property

This property was newly staked by the Company in 1996 in response to aerial observations and preliminary geochemical sampling. The property is located approximately 20 miles northwest of Fairbanks, and presently consists of 752 mining claims and 16 prospecting sites, with a total area of 52 square miles. On November 30, 1998, the Company chose to defer its interest in this property.

(5) Nolan Gold Project

The Nolan Project consists of five contiguous properties covering approximately 6 square miles, 8 miles west of Wiseman, and 175 miles north of Fairbanks, Alaska. These properties are as follows:

(a) Nolan Placer:

     This property consists of 160 unpatented Federal placer claims 100 percent owned by Silverado.

(b) Thompson's Pup:

     This property consists of 6 unpatented Federal placer claims, and is subject to a royalty of 3 percent of net profits on 80% of production.

(c) Dionne (Mary's Bench):

     This property, consisting of 15 unpatented Federal placer claims and miscellaneous mining equipment, was purchased in 1993 for $1,000,000 payable over five years. Payments were completed in 1997.

(d) Smith Creek:

     This property, consisting of 35 unpatented Federal placer claims and miscellaneous mining equipment, was purchased in 1993 for $200,000 payable over five years with payments scheduled to be completed in 1999.

(e) Nolan Lode:

     This property consists of 239 unpatented Federal lode claims 100 percent owned by Silverado. The lode claims overlie much of the placer properties and extend beyond them.

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

From 1990 to 1993, Silverado conducted reclamation, exploration and development in preparation for commencement of production. Initially, production was carried out on the Thompson's Pup property. Then, in November 1993, the Company commenced production on the Dionne (Mary's Bench) Property. Gold bearing gravels were mined by underground methods from a frozen bench deposit. Since the Winter of 1994/95 almost 14,000 ounces of gold have been recovered by Silverado from these sites, primarily in the form of high-quality nuggets which sell at premium prices. From 1995 to 1997, the Company restricted its activities at Nolan as it refocused its resources on its Ester Dome properties. During the time, the Company substantially reclaimed its previous disturbances. During 1998, the Company re-commenced mining operations. The Company concentrated its activities on the Archibald Creek area, located within Nolan Placer. Limited mining on the Sweede Channel located within Dionne was also undertaken. The Company's share of total gold recovered from the Nolan Gold Project in 1998 amounted to 144 ounces.

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

The property was assigned to Can-Ex Resources (U.S.), Inc. on August 4, 1989 for a retained 15 percent net profits interest from production to a maximum of $5,000,000. On February 19, 1997, Can-Ex Resources (U.S.) Inc. was dissolved, and the Eagle Creek property, became the property of its parent corporation, Kintana Resources Ltd, a company controlled by Garry Anselmo, who is the President and director of Silverado. The Company's interest in the property remains unaffected by this event.

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

(c) GLOSSARY OF TECHNICAL TERMS

Anomaly.
--------
A concentration of an element or a physical feature which may indicate the presence of a mineral deposit.

Development.
------------
The process  following  exploration,  whereby a mineral deposit is
further  evaluated  and  prepared  for  production.   This  generally   involves
significant drilling and may include underground work.

Drilling.
---------
The process of boring a hole in the rock to obtain a sample for determination of metal content. "Diamond Drilling" involves the use of a hollow bit with diamonds on the cutting surface to recover a cylindrical core of rock. "Reverse Circulation Drilling" involves chips of rock being forced back through the center of the drill pipe using air or water.

Exploration.
------------
The process of using prospecting, geological mapping, geochemical and geophysical surveys, drilling, sampling and other means to detect and perform initial evaluations of mineral deposits.

Federal Lode  Claims,  Federal  Placer  Claims.
-----------------------------------------------
Mineral claims up to 20 acres, located on federal land under the U.S. Mining Law of 1872. See below for definitions of "Lode" and "Placer".

Geochemical Survey.
--------------------
Sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them. E.g., Arsenic may indicate the presence of gold.

Geophysical Survey
------------------
Electrical, magnetic and other means used to detect features which may be associated with mineral deposits.

Gold Deposit.
-------------
A concentration of gold in rock sufficient to be of economic interest.

Gravity /  Carbon-in-Pulp  Mill.
---------------------------------
A gold processing plant wherein gold ore is finely ground and the coarse gold particles are removed by mechanical means with the balance dissolved by weak cyanide solution. The dissolved gold is absorbed onto carbon then recovered by electrowinning.

Lode.
-----
Mineral in place in the host rock, as in "lode gold".

Lode Source.
------------
The lode mineral deposit from which placer minerals have been derived by erosion.

Mineral Claims.
---------------
General term used to describe the manner of land acquisition under which the right to explore, develop and extract metals is established.

Placer.
--------
Mineral which has been separated from its host rock by natural processes and is often reconcentrated in streams as "placer deposits" or "placer gold".

Prospecting  Sites.
-------------------
Areas up to 160 acres on Alaska State lands where the exclusive right to explore for minerals is granted for one year, extendible for additional years.

Reserve.
--------
A body of ore sufficiently sampled to establish continuity, and determined by feasibility analysis to be economically and legally mineable.

Resource.
---------
A body of ore sufficiently sampled to establish continuity, but not constrained by a mining plan or feasibility analysis.

State Claims.
--------------
Mineral claims up to 40 acres, located on State of Alaska lands.


ITEM 3 LEGAL PROCEEDINGS
------------------------

On March 14, 1997, the Company filed a Quiet Title Action in the Alaska Superior Court, Fourth Judicial District, in order to assure its clear title to the Marshall Dome property. On June 18, 1997, the vendors of the property filed a counterclaim opposing the Company's action. In the course of their opposition, the vendors demanded that the Company encumber the property with a lien or other equitable relief in their favor for the remaining purchase price of the property, and stated a claim for alleged damages. Silverado believed the complaint was without merit, and moved for Summary Judgment on the basis that it has exclusive possessory rights to the property as evidenced by the purchase documents executed by the vendors. During 1998, the case was tried in the Alaska Superior Court. The court found in favour of Silverado and denied the vendors any monetary compensation, other than $18,400 attorneys fees.

Other litigation: A former employee of the Tri-Con Group has initiated a claim against that company for wrongful dismissal/breach of contract in the amount of $150,000. The Company has been named as a co-defendant in the suit. No provision for this litigation has been made in these financial statements and the amount of the loss, if any, for this lawsuit, would be accounted for prospectively.


ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.




                                     PART II

ITEM 5 MARKET  PRICE FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
--------------------------------------------------------------------------------
                                    MATTERS
                                    -------


(a) MARKET INFORMATION

Silverado's common stock trades on the OTC bullentin board under the symbol "GOLDF.OB" The following table indicates the high and low bid prices of the common shares during the periods indicated:

        QUARTER ENDED                 HIGH BID                LOW BID
         Feb 28, 1997                   7/16                   11/32
         May 31, 1997                    1/2                   5/16
         Aug 31, 1997                   11/32                  5/16
         Nov 30, 1997                   7/16                   9/32
         Feb 28, 1998                   11/32                  3/16
         May 31, 1998                   15/16                  1/16
         Aug 31, 1998                  1-1/32                  7/32
         Nov 30, 1998                   11/32                  5/32

On May 25, 1998, the Company consolidated its shares on a 1 for 10 basis which gave rise to the variation in the stock price during May. The foregoing prices represent inter-dealer quotations without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.


(b) HOLDERS OF COMMON SHARES

As at February 28, 1999 there were 3,659 registered holders of Silverado's common shares, approximately 91% of whom were located in the United States.

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

Subsection 115 (1) and Subsection 2 (3) of the Tax Act provide that a non-resident person is subject to tax at the rates generally applicable to persons resident in Canada on any "Taxable capital gain" arising on the disposition of shares of a corporation that is listed on a prescribed stock exchange (which includes OTC bullentin board) if:

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

Provisions in the Tax Act relating to dividend and interest payments by Canadian residents to persons resident in the United States are subject to the 1980 Canada - United States Income Tax Convention (the "1980 Convention"). Article X of the 1980 Convention provides that the rate of non resident withholding tax on dividends shall not exceed 5 percent of the gross amount of the dividends where the non-resident person who is the beneficial owner of the shares is a corporation which owns at least 10 percent of the voting stock of the corporation paying the dividend. In other cases, the rate of non-resident withholding tax shall not exceed 15 percent.

Article XI of the 1980 Convention provides that the rate of non-resident withholding tax on interest shall not generally exceed 10 percent of the gross amount of the interest.

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


ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of Silverado's fiscal years ended November 30, 1998, 1997, 1996 , 1995 and 1994.

                                          YEARS ENDED NOVEMBER 30,
                             1998        1997        1996       1995        1994
                           ---------   --------    --------   --------    --------
                                     000's except per share amounts
Revenues                   $    150    $   169     $   298    $ 3,053     $ 1,516

Net Earnings (Loss) for
the Year                   $(16,251)   $(4,415)    $(4,330)   $(4,095)    $(3,120)

Earnings (Loss) Per
Share (1)                  $  (1.82)   $ (0.66)    $ (0.88)   $ (1.10)    $ (0.90)

END OF PERIOD

Assets                     $  4,164    $18,231     $18,461    $15,140     $16,496

Gold Inventory (3)         $     23    $    49     $   213    $   389     $ 2,028

Long term Obligations      $   --      $ 2,010     $ 2,092    $ 2,395     $ 2,543

(1) In 1998 the Company consolidated its share capital on a 1 for 10 basis. The affect of the share consolidation has been applied retroactive to all figures presented.

(2) Loss per share for 1998 was $0.24 before write down of deferred exploration expenditure of $14,140,305.

(3) Gold inventory is valued at the lower of weighted average cost or net realizable value.


ITEM 7 MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
--------------------------------------------------------------------------------
                                 OF OPERATIONS
                                 -------------

LIQUIDITY AND CAPITAL RESOURCES

The table below sets forth Silverado's working capital and liquidity at the dates indicated:

                                                               NOVEMBER 30,
                                                   1998            1997            1996
                                               ------------    ------------    ------------
Cash                                           $      --       $    20,914     $ 1,925,469
Other current assets                               390,875         423,475         704,228
                                               ------------    ------------    ------------
                                                   390,875         444,389       2,629,697
                                               ------------    ------------    ------------

Bank indebtedness                                   (4,396)           --              --
Accounts payable and accrued liabilities          (904,568)       (597,478)       (252,923)
Mineral claims payable                            (342,000)           --          (179,000)
Loans payable secured by gold inventory               --              --           (66,511)
Current portion of capital lease obligation           --           (81,749)        (64,939)
Convertible debenture, current portion          (2,000,000)           --              --

                                                (3,250,964)       (679,227)       (563,373)
                                               ------------    ------------    ------------
Working capital (deficiency)                   $(2,860,089)    $  (234,838)    $ 2,066,324
                                               ============    ============    ============


During 1998 the Company continued to receive funds through private placements and the exercise of options, and applied those funds to exploration and development expenses its Nolan properties. The Company also received funding of $718,977 through the sale of excess equipment. Placer Dome contributed $400,000 as part of the option agreement entered into during the year. On November 9, 1998, PDUS exercised its option to terminate the agreement with the Company. The increase in the Company's working from $234,838 to $2,860,089 reflects the excess of those various expenditures over the funds received during 1998 and the maturity of the $2,000,000 convertible debenture in July 1999. The Company's short term liabilities consist primarily of trade payables, accrued interest and reclamation expenses.

During the year the Company received a total cash inflow of $1,857,737 primarily from shares issued for cash, the sale of fixed assets for cash, the sale of gold and the receipt of cash from Placer Dome under the now canceled option agreement. From these funds, the Company applied $1,172,889 to exploration and development expenditures, and $107,200 to mineral claims and options on its mineral properties; $588,284 on the Nolan Gold Project, $337,373 on the Ester Dome Project, $227,449 on the Ryan Lode Gold Project, and $126,983 was applied to its other properties.

     Ester Dome Gold Project
     -----------------------

     During 1998, the Company limited its activities on this property as efforts were concentrated on the Ryan Lode Gold Project in the early part of the year and the Nolan Gold Project in the latter part of the year.

     However, Placer Dome U.S. Inc.(PDUS) was actively involved on this property. Under the agreement, PDUS was to earn a 51.5% interest by performing a minimum of $10,000,000 of work on the property and purchasing $5,450,000 common shares of the Company over a period of five years. During 1998, the Company received $400,000 in cash and PDUS performed $1,000,000 of work on the property. The work consisted of integrated surface and drilling programs employing mechanized soil sampling and trenching, as well as both reverse circulation and core drilling. Active field exploration took place continuously from March through October. Placer Dome U.S. Inc. succeeded in indentifying four prospects containing greater than 0.03gm/tonne over significant trench and drill thickness: the Silver Dollar and Ready Bullion on the south side of Ester Dome and Rhyolite and McQueen on the north side of Ester Dome. Placer Dome U.S. Inc. also generated one new prospect on the Irad claim. Activities included 1,385 soil samples taken, 12 trenches totalling 975 feet, 10 reverse circulation holes measuring 2,600 feet and 21 core drilling holes measuring 9,780 feet.

     On November 9, 1998, PDUS exercised its option to terminate the agreement with the Company.

     Ryan Lode Gold Project
     ----------------------

     In July, 1997, the Company began an environmental, technical, and legal due diligence investigation of the Ryan Lode property preparatory to acquiring an option on the property from La Teko Resources Ltd. La Teko had reported a significant mineable reserve based on a bulk tonnage / heap leach mining concept, at an average grade of 0.056 ounces of gold per ton of ore. The Company completed 38 drill holes totaling 8,855 feet to confirm the continuity of gold mineralization above 0.10 ounces per ton to support the concept of a smaller tonnage, higher grade operation using Silverado's existing Grant Mill facilities. The Company considered the drilling successful and, entered into an Option to Purchase Agreement with La Teko for the Ryan Lode property.

     In March of 1998 the Company complete the environmental studies and determined the potential environmental liabiltiy to be excessive therefore the Company optioned to terminate the agreement.

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

     During 1998, limited mining of the Sweede Channel, located within Dionne, was also under taken. The Company's share of total gold recovered from the Nolan Gold Project in 1998 amounted to 144 ounces. Continued development and mining is being done through the winter months in this area and after the thaw in May-June processing will begin. Two other areas, Archibald Creek and Smith Creek will be summer mined and processed this year. The extent of activities will be dependent on continually funding.

     Other Properties
     ----------------

     On November 30,1998, the Company relinquished its interest in the Chatanika Property. The Company maintained all of its other properties in good standing.

During 1999, the Company has property commitments totaling $633,500 which must be paid in order to keep its various properties in good standing. This amount is made up of mineral property lease payments, various regulatory charges and fees, and property work requirements. The Company also has interest commitments of $160,000 on a $2,000,000 convertible debenture. The debenture matures and is due and payable in July 1999.

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

OPERATING RESULTS

The Company continued to engage in only limited gold sales in 1998, reflecting its own reduced inventory, the limited production activities, and the lower prices for gold. The Company expects to maintain only minimal inventory until it resumes production from its Nolan properties.

Operating costs in 1998 were higher than last year. Included in operating costs for the year are mining and processing costs, reclamation costs and amortization of mineral property and development costs.

As with most companies involved in the mining industry, the price of the Company's product (mainly gold) can have a significant impact upon the Company. The price of gold has maintained a range of $285 to $295 per ounce, down from the 1996 level of $400 per ounce.

Mining activities in the United States are subject to regulation and inspection by the Mining, Safety and Health Administration of the United States Department of Labor. In addition, Silverado's activities are regulated by a variety of Federal, state, provincial and local laws and regulations relating to protection of the environment. The operation of mining properties also requires a variety of permits from governmental agencies. While there can be no assurance that in the future environmental concerns will not lead to restrictions upon Silverado's operations at one or more properties, Silverado believes it has either obtained all permits necessary for planned operations in 1999, or that any other permits necessary can be obtained without undue restriction

Other Expenses

                                      1998          1997         1996
                                   -----------   ----------   ----------
Other Expenses                     $ 1,832,853   $4,205,381   $4,077,978
Write down of mineral properties    14,140,305         --          --
                                   -----------   ----------   ----------
                                   $15,973,158   $4,205,381   $4,077,978
                                   ===========   ==========   ==========

During 1998, the Company wrote off $13,805,342 of deferred exploration and development expenditures and $334,963 of claims and options. From 1999 onwards, the Company will expense exploration and development costs as incurred. As a result of limited other expenses for the year decreased similarly.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------

The consolidated financial statements listed below were prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars. These principles conform, in all material respects, with those generally accepted in Canada.

                                                                           PAGE

Auditors' Report                                                            F-1
-------------------------------------------------------------------------------

Comments by Auditors for U.S. Readers on Canada
  - U.S. Reporting Conflict                                                 F-1
--------------------------------------------------------------------------------

Consolidated Balance Sheets, November 30, 1998 and 1997                     F-2
--------------------------------------------------------------------------------

Consolidated Statements of Operations and Accumulated Deficit,
Years Ended November 30, 1998, 1997, and 1996                               F-3
--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows,
Years Ended November 30, 1998, 1997 and 1996                                F-4
--------------------------------------------------------------------------------

Consolidated Statements of Changes in Share Capital and Capital Surplus     F-5
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements                           F-6 to F-14
--------------------------------------------------------------------------------


No schedules are presented either because the required information is disclosed elsewhere in the financial statements, or the schedules are not applicable.

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Silverado Gold Mines Ltd. as at November 30, 1998 and 1997 and the consolidated statements of operations and accumulated deficit, changes in share capital, capital surplus, unamortized stock compensation expense and advances to related parties, and cash flows for each of the years ended November 30, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at November 30, 1998 and 1997 and the results of its operations and the changes in its cash flow for the years ended November 30, 1998, 1997 and 1996 in accordance with generally accepted accounting principles in the United States. As required by the Company Act (British Columbia) we report, that in our opinion, these principles have been applied on a consistent basis.


/s/ KPMG
--------
KPMG
Chartered Accountants

Vancouver, Canada

March 16, 1999



COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1(a) to the financial statements. Our report to the shareholders dated March 16, 1999 , is expressed in accordance with the Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.

/s/ KPMG
--------
KPMG
Chartered Accountants

Vancouver, Canada
March 16, 1999

SILVERADO GOLD MINES LTD.                                                                                 F-2
CONSOLIDATED BALANCE SHEETS
EXPRESSED IN U.S. DOLLARS
                                                                               November 30,      November 30,
                                                                                  1998              1997
                                                                             ---------------   ---------------

Assets
Current Assets
   Cash ..................................................................   $         --      $       20,914
   Gold inventory ........................................................           23,448            48,875
   Accounts receivable ...................................................            3,760             8,297
   Prepaid expenses paid to related parties (Note 7) .....................          363,667           366,303
                                                                             ---------------   ---------------
                                                                                    390,875           444,389
Mineral Properties and Development (Note 2)
   Claims and options ....................................................        2,667,335         2,436,972
   Deferred exploration and development expenditures .....................             --          13,576,470
                                                                             ---------------   ---------------
                                                                                  2,667,335        16,013,442
   Less accumulated amortization .........................................         (743,586)       (1,384,338)
                                                                             ---------------   ---------------
                                                                                  1,923,749        14,629,104

Buildings, Plant and Equipment (Note 3) ..................................        3,114,785         4,481,399
   Less accumulated depreciation .........................................       (1,289,883)       (1,385,423)
                                                                             ---------------   ---------------
                                                                                  1,824,902         3,095,976
Deferred Financing Fees
   (net of accumulated amortization of $161,438: 1997-$124,238) ..........           24,562            61,762
                                                                             ---------------   ---------------

                                                                             $    4,164,088    $   18,231,231
                                                                             ===============   ===============


Liabilities and Shareholders' Equity
Current Liabilities
   Bank indebtedness .....................................................   $        4,396    $         --
   Accounts payable and accrued liabilities (Note 4) .....................          904,568           597,478
   Mineral claims payable (Note 2(a)) ....................................          342,000              --
   Capital lease obligations (Note 9(b)) .................................             --              81,749
   Convertible debenture (Note 5) ........................................        2,000,000              --
                                                                             ---------------   ---------------
                                                                                  3,250,964           679,227
Long Term Liabilities
   Capital lease obligations (Note 9(b)) .................................             --               9,741
   Convertible debenture (Note 5) ........................................             --           2,000,000
                                                                             ---------------   ---------------
                                                                                       --           2,009,741
Shareholders' Equity
   Common Shares  (Note 6)
   Authorized: 100,000,000 (1997-100,000,000) common shares
   Issued and outstanding:November 30, 1998 - 10,997,890 common shares ...       44,074,920        43,084,420
                          November 30, 1997 - 8,001,222 common shares
   Unamortized stock compensation expense ................................             --            (151,612)
   Advances to related parties secured by common shares in the company ...             --            (480,236)
   Accumulated Deficit ...................................................      (43,161,796)      (26,910,309)
                                                                             ---------------   ---------------
                                                                                    913,124        15,542,263
                                                                             ---------------   ---------------

                                                                             $    4,164,088    $   18,231,231
                                                                             ===============   ===============

Continuing operations (Note 1(a))
Subsequent events (Notes 10)
Commitments and contingencies (Notes 2 and 9)

See accompanying notes to the consolidated financial statements.

SILVERADO GOLD MINES LTD.                                                                                                   F-3
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT
EXPRESSED IN U.S. DOLLARS
                                                                                Year ended        Year ended        Year ended
                                                                               November 30,      November 30,      November 30,
                                                                                  1998              1997              1996
                                                                             ---------------   ---------------   ---------------

Revenue from gold sales ..................................................   $      149,960    $      168,924    $      298,124
Operating costs
  Mining and processing costs ...........................................           324,450           164,835           394,909
  Amortization of mineral properties and development ....................            43,264              --             123,504
  Reclamation expense (Note 9(d)) .......................................            60,575           213,480            31,993
                                                                             ---------------   ---------------   ---------------
                                                                                    428,289           378,315           550,406
                                                                             ---------------   ---------------   ---------------
Loss from Operations .....................................................         (278,329)         (209,391)         (252,282)

Other Expenses
  Accounting and audit ..................................................            69,054            93,450            69,331
  Amortization of deferred financing fees ...............................            37,200            37,200            37,200
  Consulting expense ....................................................           185,813            78,945              --
  Corporate capital taxes ...............................................              --              21,934            (5,967)
  Depreciation ..........................................................           378,471           475,175           447,222
  Employment contract expense ...........................................            22,049         1,099,340         1,910,060
  Financing activities ..................................................              --             100,847            35,159
  General exploration and development ...................................              --              75,566            13,980
  Interest on long term liabilities......................................           161,381           160,000           160,000
  Legal .................................................................           145,102           206,740            35,733
  Loss on disposal of buildings, plant and equipment ....................           178,916             1,557              --
  Loss (gain) on foreign exchange .......................................           (28,467)           55,335            (5,298)
  Management salaries ...................................................              --              65,744           263,000
  Management services from related party (Note 7) .......................           321,513           992,646           323,108
  Office expenses .......................................................           174,910           239,518           262,333
  Other interest and bank charges (net) .................................            29,228             7,356             4,908
  Printing and publicity ................................................            38,712           293,095           371,281
  Reporting and investor relations ......................................            55,279            52,576            26,833
  Transfer agent fees and mailing expenses ..............................            63,692           148,357           129,095
  Write down of deferred mineral properties and development .............        14,140,305              --                --
                                                                             ---------------   ---------------   ---------------
                                                                                 15,973,158         4,205,381         4,077,978


Loss for the year ........................................................      (16,251,487)       (4,414,772)       (4,330,260)

Accumulated deficit at beginning of the year .............................      (26,910,309)      (22,495,537)      (18,165,277)
                                                                             ---------------   ---------------   ---------------


Accumulated deficit at end of the year ...................................   $  (43,161,796)   $  (26,910,309)   $  (22,495,537)
                                                                             ===============   ===============   ===============


Loss per share(Note 1(g)) ................................................   $        (1.82)   $        (0.66)   $        (0.88)
                                                                             ===============   ===============   ===============

See accompanying notes to the consolidated financial statements.


SILVERADO GOLD MINES LTD.                                                                                               F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN U.S. DOLLARS
                                                                            Year ended        Year ended       Year ended
                                                                           November 30,      November 30,     November 30,
                                                                               1998              1997             1996
                                                                         --------------      -------------    -------------
CASH PROVIDED BY (USED FOR):
Operations:
Loss for the year .....................................................  $ (16,251,487)     $ (4,414,772)    $ (4,330,260)
Items not involving cash:
   Writedown of deferred mineral properties and development ...........      14,140,305              --               --
   Employment contract expense ........................................          22,049         1,099,340        1,910,060
   Consulting services expense ........................................         167,063            78,945             --
   Depreciation .......................................................         378,471           475,175          475,882
   Amortization of deferred financing fees ............................          37,200            37,200           37,200
   Loss on disposal of buildings, plant and equipment .................         178,916             1,557             --
   Amortization of mineral properties and development .................          43,264              --            123,504
Changes in non-cash operating working capital:
   Decrease (increase) in accounts receivable .........................           4,537             2,968          (10,255)
   Decrease in gold inventory .........................................          25,427           164,129          176,115
   Decrease in prepaid expenses paid to related parties ...............           2,636           113,656             --
   Increase (decrease) in mineral claim payable .......................         342,000          (179,000)        (351,000)
   Increase (decrease) in accounts payable and accrued liabilities ....         382,090           344,555         (274,429)
                                                                          --------------     -------------    -------------
                                                                               (527,529)       (2,276,247)      (2,243,183)

Financing:
   Shares issued for cash .............................................         588,800         3,453,229        7,610,000
   Decrease (increase) in secured advances to related parties .........         480,236          (480,236)      (1,299,893)
   Decrease in loans payable secured by gold inventory ................            --             (66,511)        (110,057)
   Decrease in capital lease obligation ...............................         (91,490)          (65,663)        (240,619)
                                                                          --------------     -------------    -------------
                                                                                977,546         2,840,819        5,959,431

Investments:
   Mineral claims and options expenditures, net of recoveries .........        (276,127)         (109,947)        (571,214)
   Deferred exploration and development expenditures, net of recoveries        (912,888)       (2,289,654)      (1,202,700)
   Proceeds from sale of equipment ....................................         718,977              --               --
   Purchases of equipment .............................................          (5,289)          (69,526)        (172,714)
                                                                          --------------     -------------    -------------
                                                                               (475,327)       (2,469,127)      (1,946,628)


Increase (decrease) in cash ...........................................         (25,310)       (1,904,555)       1,769,620
Cash at beginning of the year .........................................          20,914         1,925,469          155,849
                                                                          --------------     -------------    -------------
Cash (bank indebtedness)at end of the year ............................   $      (4,396)     $     20,914     $  1,925,469
                                                                          ==============     =============    =============

Supplemental cash flow information not reflected in the statement of cash flows
   Interest paid ......................................................   $      80,000      $    181,436     $    242,562
                                                                          ==============     =============    =============
   Issue of shares for purchase of mineral property ...................   $     289,200      $      --        $     --
                                                                          ==============     =============    =============
   Issue of shares for consulting services in lieu of payment of cash .   $      75,000      $      --        $     --
                                                                          ==============     =============    =============
 See accompanying notes to the consolidated financial statements.

SILVERADO GOLD MINES LTD.                                                                                                       F-5
CONSOLIDATED STATEMENTS OF CHANGES IN SHARE CAPITAL,
CAPITAL SURPLUS,UNAMORTIZED STOCK COMPENSATION EXPENSE AND ADVANCES TO RELATED PARTIES
EXPRESSED IN U.S. DOLLARS
Years ended November 30, 1998, 1997, and 1996                                                     Unamortized   Advances to Related
                                                                                                     Stock      Parties secured by
                                                              Number of       Share     Capital   Compensation    Common Shares
                                                               shares        Capital    Surplus     Expense       in the Company


Balance as at November 30, 1995 ..........................   37,431,493   $28,775,211   $ 46,352  $    --       $        --
                                                            ------------  -----------   --------- ------------  -------------------
Year ended November 30, 1996

Shares issued:
  On exercise of contract employee share options .........   18,050,000     7,180,000
  Private placements for cash ............................      925,000       430,000
  Capital surplus reallocated ............................                     46,352    (46,352)
  Fair value of share options granted to contract employees                 2,219,731
                                                            ------------  -----------   ---------  ------------  -------------------
                                                             18,975,000     9,876,083    (46,352)
                                                            ------------  -----------   ---------  ------------  -------------------

Balance as at November 30, 1996 ..........................   56,406,493    38,651,294       --         --                --
                                                            ------------  -----------   ---------  ------------  -------------------
Year ended November 30, 1997

Shares issued:
  Share split ............................................    4,934,725          --
  On exercise of contract employee share options .........    3,390,000       487,500
  On exercise of warrants ................................      600,000       102,000
  Private placements for cash ............................   14,181,000     2,863,229
  Private placement for consulting services ..............      500,000
     For cash ............................................                        500
     For consulting services .............................                    169,500
  Fair value of share options granted to contract employees                   771,389
  Fair value of share options granted to consultants......                     39,008
  Stock compensation cost ................................                                          (151,612)
  Amortization of stock compensation
  Advances to related party ..............................                                                            (480,236)

                                                             23,605,725     4,433,126
                                                            ------------  -----------   ---------  ------------  -------------------

Balance as at November 30, 1997 ..........................   80,012,218    43,084,420       --      (151,612)         (480,236)
                                                            ------------  -----------   ---------  ------------  -------------------
Year ended November 30, 1998

Share consolidation                                         (72,010,996)
Shares issued:
  On exercise of warrants for cash .......................      255,000       216,200
  Private placements for cash ............................    2,446,668       372,600
  Private placement for consulting services ..............      125,000       112,500
  Fair value of shares issued for mineral property .......      170,000       289,200
  Amortization of stock compensation .....................                                           151,612
  Cash received on sale of common shares by related party.                                                             225,448
  Reclassified to prepaid expense as unsecured prepaid
  expenses paid to related parties .......................                                                             254,788
                                                            ------------  -----------   ---------  ------------  -------------------
                                                            (69,014,328)      990,500                151,612           480,236
                                                            ------------  -----------   ---------  ------------  -------------------

Balance as at November 30, 1998 ..........................   10,997,890   $44,074,920   $   --      $   --       $       --
                                                            ============  ===========   =========  ============  ===================

See accompanying notes to the consolidated financial statements.

SILVERADO GOLD MINES LTD.                                                   F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS)
YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements for the years ended November 30, 1998, 1997, and 1996 are prepared in conformity with accounting principles generally accepted in the United States.

(a) Continuing Operations

     During the year ended November 30, 1998, the Company continued to focus its efforts on the Nolan Properties. It continued its drilling program on the Ryan Lode project, and funded its exploration activities by generating $588,800 in capital through private placements and the exercise of options and warrants; $718,977 from sale of equipment, and a $400,000 option payment from Placer Dome Inc.

     At November 30, 1998, the Company had a working capital deficiency of $2,860,089 including a $2,000,000 convertible debenture which is due on July 2, 1999, subject to prior redemption or conversion. The Company did not make a required interest payment of $80,000 on June 30, 1998 and subsequent to year end did not make a required interest payment of $80,000 on December 31, 1998 (Note 10(a)). The Company was granted a deferral of these interest payments based on semi-monthly progress updates until financing is in place.

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

     The Company plans to continue to raise capital through private placements and warrant issues. The Company also plans to complete a property option agreement for the Ester Dome Gold Project and other properties. Production is set to begin after the winter thaw in May-June and the Company expects gold sales to supplement financing activities.

(b) Basis of Consolidation

     The consolidated financial statements include the accounts of Silverado Gold Mines Inc., a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

(c) Gold Inventory

     Gold Inventory is valued at the lower of weighted average cost and estimated net realizable value. At November 30, 1998, 1997 and 1996, gold inventory is valued at net realizable value. Any write-down of inventory to net realizable value is included in mining and processing costs.

(d) Mineral Properties and Development

     The Company confines its exploration activities to areas from which gold has previously been produced or to properties which are contiguous to such areas and have demonstrated mineralization. Accordingly, the Company capitalizes the costs of acquiring mineral claims and options until such time as the properties are placed into production or abandoned. At that time, costs are amortized or written off.

     During fiscal 1998, the Company has written off all deferred exploration and development expenditures for all of its properties. Effective December 1, 1998, exploration and development expenditures will be expensed as incurred.

     Effective December 1, 1996, the Company adopted the Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." On an ongoing basis, the Company evaluates each property based on exploration results to date, and considering facts and circumstances such as operating results, cash flows and material changes in the business climate, determines whether any of the properties may be impaired. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows on a discounted rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. The adoption of this accounting standard did not have a material effect on the Company's consolidated operating results or financial position.

     The amounts shown for claims and options for mineral properties which have not yet commenced commercial production represent costs incurred to date, net of recoveries from developmental production, and are not intended to reflect present or future values.

     Amortization of claims and options relating to properties in production is provided during periods of production using the units-of-production method based on an estimated economic life of the ore reserves.

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

(g) Loss Per Share

     Loss per share has been calculated based on the weighted average number of shares outstanding during the year. During fiscal 1998, the outstanding share capital of the Company was consolidated on a 1:10 basis. The effect of the share consolidation was given retroactive recognition in all periods presented. The weighted average number of shares outstanding, for the purpose of loss per share calculations, is as follows:

     Year to November 30, 1998  8,942,186
     Year to November 30, 1997  6,699,956
     Year to November 30, 1996  4,912,029

     Loss per share does not include the effect of the potential conversions of options, warrants, and debentures as their effect would be anti-dilutive.

(h) Revenue Recognition

     Gold sales are recognized when the title passes to the purchaser.

(i) Accounting for Stock Based Compensation

     The Company uses the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") in accounting for its stock based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock. The Company's accounting policy for stock based incentive plans to contract employees and consultants is contained in Notes 6(d).

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

(k) Financial Instruments

     The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for capital lease obligations and convertible debenture approximate their fair market value as they bear interest at rates which approximate market rates.

2. MINERAL PROPERTIES AND DEVELOPMENT

(a) Mineral Properties

     Ester Dome Properties, Fairbanks Mining District, Alaska
     ---------------------------------------------------------
     These properties,which include the Grant Mine (Burggraf), Range Minerals #1, Range Minerals #2 May/Barelka (St. Paul), and Dobb's properties, make up a contiguous group of claims covering 24 square miles. The Company's property holdings in this area were expanded by the acquisition of five additional claims in October 1997, known as the "Alaska Gold" property. On February 6, 1998 the Company entered into an agreement with Placer Dome US Inc. ("PDUS") which provided for PDUS to explore and develop the Company's May/Barelka and Range Minerals properties on Ester Dome. Under the agreement, PDUS was to earn a 51.5% interest by performing a minimum of $10,000,000 of work on the property and purchasing $5,450,000 common shares of the Company over a period of five years. During fiscal 1998, the Company received $400,000 in cash and PDUS performed $1,000,000 of work on the property. On November 9, 1998, PDUS exercised its option to terminate the agreement with the Company.

     Ryan Lode Property, Fairbanks Mining District, Alaska
     -----------------------------------------------------
     On December 19, 1997, the Company entered into an Option Agreement with LaTeko Resources Ltd. ("LaTeko") granting Silverado the exclusive right and option to acquire 100% of the Ryan Lode property, which is situated next to the Company's Ester Dome properties near Fairbanks, Alaska, for a total purchase price of $12,000,000. The Company issued 1,000,000 of its common shares to LaTeko as consideration for granting the right and option to acquire the mineral property. In March of 1998, the Company terminated its option to purchase the property. Costs of $227,449 were incurred during the year on the Ryan Lode property. All previously deferred costs have been written off during the year.

     Marshall Dome Property, Fairbanks Mining District, Alaska
     ---------------------------------------------------------------
     The Company  acquired  this  property in 1995. It covers an area of two and
     one-half  square  miles,   and  is  located  eighteen  miles  northeast  of
     Fairbanks.

     Whiskey Gulch Property, Fairbanks Mining District, Alaska
     ---------------------------------------------------------------
     The Company acquired four claims collectively known as "Whiskey Gulch" in 1996. These claims are located near the Company's Marshall Dome property.

     Chatanika Property, Fairbanks Mining District, Alaska
     --------------------------------------------------------------
     The Company originally staked this property in 1996. It consists of 752 mining claims and 16 prospecting sites covering an area of approximately 52 square miles, located 20 miles northwest of Fairbanks. On November 30, 1998, the Company chose to relinquish its interest in this property. Total current costs of $124,361 were written off.

     Nolan Properties, Wiseman Mining District, Alaska
     --------------------------------------------------
     These properties, which include the Nolan Placer, Nolan Lode, Thompson's Pup, Dionne (Mary's Bench), and Smith Creek Properties, make up a contiguous group of claims, covering approximately four square miles.

     Hammond Property, Wiseman Mining District, Alaska
     --------------------------------------------------
     The Company acquired this two square mile property, adjoining the Nolan Gold Properties, in 1994.

     Eagle Creek Property, Fairbanks Mining District, Alaska
     --------------------------------------------------------------
     The Company assigned its interest and obligations related to this property to Can-Ex Resources (U.S.), Inc. ("Can-Ex"), a related party and retained a 15% net profit interest from production to a maximum value of $5,000,000. Can-Ex was dissolved in 1997 at which time its assets passed to its parent company Kintana Resources Ltd., a related party (see Note 7), which now has the obligation for Silverado's net profit interest.

     French Peak Property, Omineca Mining District, British Columbia
     -------------------------------------------------------------------
     Anselmo Holdings, a related company has 10 percent net profits interest in this property, which consists of four mineral claims covering approximately one square mile located 40 miles northwest of Smithers, British Columbia.

     Property Commitments
     --------------------
     As at November 30, 1998, minimum aggregate future cash expenditures required in the next five years to maintain the properties in good standing are as follows:

     Year        Commitment
     1999        633,500
     2000        110,000
     2001        110,000
     2002        110,000
     2003        110,000

     The Company's mineral property commitment for fiscal 1999 include $342,000 relating to the year ended November 30, 1998, that remains unpaid. This has been recorded as a liability at year end. The Company's failure to make these payments has not adversely affected its rights over the properties.

(b) Claims and Options and Deferred Explorations and Development Expenditures

     Cumulative claims and options and deferred exploration and development expenditures are as follows:

                             Net Book Value      1998       1998 Cost      1998         1998        Net book value
                             Nov. 30, 1997   Expenditures  Recoveries  Amoritzation  Written off    Nov. 30, 1998
                             --------------  ------------  ----------  ------------  -------------  --------------
Cumulative    net   mineral
claims and option payments   $    1,701,059  $    705,326  $(139,999)  $    (7,673)  $   (334,963)  $    1,923,749

Deferred   exploration  and
development expenditures

Alaska
----------------------------
Ester Dome Gold Project           6,414,730       230,173   (260,001)         --       (6,384,902)          --
Ryan Lode Gold Project              477,858       227,449      --             --         (705,307)          --
Marshall Dome                       180,894        28,555      --             --         (209,449)          --
Nolan Gold Project                4,863,815       588,284      --          (35,591)    (5,416,508)          --
Hammond Property                    312,294        42,598      --             --         (354,892)          --
Eagle Creek Royalty Interest        140,351           176      --             --         (140,527)          --
Whiskey Gulch                       166,469        37,791      --             --         (206,260)          --
Chatanika                           110,524        13,837      --             --         (124,361)          --
General Properties                   --             1,001      --             --           (1,001)          --

British Columbia
----------------------------
French Peak                         261,110         1,025      --             --         (262,135)          --
                             --------------  ------------  ----------  ------------  -------------  --------------
                                 12,928,045     1,172,889   (260,001)      (35,591)   (13,805,342)          --
                             --------------  ------------  ----------  ------------  -------------  --------------
Total  mineral   properties
and development expenditures $   14,629,104 $   1,878,214  $(400,000)  $   (43,264)  $(14,140,305)  $    1,923,749
                             ============== =============  ==========  ============  =============  ==============


3. BUILDINGS, PLANT AND EQUIPMENT

     Buildings, plant and equipment primarily include the mill facility and equipment of the Ester Dome/Grant Mine Gold Project and mining equipment and camp facilities at the Nolan Gold Project.

                                                               Accumulated      1998 Net       1997 Net
                                                     Cost      Depreciation    Book Value     Book Value
     Grant Mine Mill Equipment                 $  2,076,780   $   (799,282)  $  1,277,498   $  1,635,294
     Nolan Gold Project Mining Equipment             60,757        (24,579)        36,178         41,204
     Mining Equipment                               591,651       (277,917)       313,734      1,185,972
     Other Equipment, Leasehold Improvements        385,597       (188,105)       197,492        233,506
                                               ------------   -------------  ------------   ------------
                                               $  3,114,785   $ (1,289,883)  $  1,824,902   $  3,095,976
                                               ============   =============  ============   ============

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of:
                                                     1998            1997
                                                    --------        --------
     Accounts payable                               $561,902        $334,812
     Accrued interest                                146,666          66,666
     Accrued reclamation expense (Note 9(d))         196,000         196,000
                                                    --------        --------
                                                    $904,568        $597,478
                                                    ========        ========

5. CONVERTIBLE DEBENTURE

     In July 1994, the Company issued a convertible callable debenture with interest payable at the rate of 8.0% per annum on December 31 and June 30 each year. The debenture is unsecured and is due July 2, 1999, subject to prior redemption or conversion. The debenture may be converted in whole or in part by the holder into common shares of the Company at a conversion price of $18.57 U.S. per share (the "Conversion Price"). In addition, conversion of the debenture may be called by the company provided that the average trading price of the Company's common stock has exceeded 125% of the Conversion Price for the period of twenty consecutive trading days. Financing fees paid related to the debenture have been deferred and are being amortized on a straight line basis over the debenture term of 60 months. The Company did not make required payments of $80,000 on June 30,1998 and subsequent to year end on December 31, 1998. The Company was granted a deferral of these payments based on monthly progress updates until financing is in place. Total interest payable at November 30, 1998, amounting to $146,666 has been recorded as a current liability.

6. SHARE CAPITAL

(a) Common Shares

     By Special Resolution passed May 25, 1998, the Company consolidated its 85,512,218 common shares without par value into 8,551,222 common shares without par value, each 10 shares being consolidated into 1 common shares.

     By Special  Resolution  passed May 25,  1998,  the  Company  increased  its
     authorized   capital  to  100,000,000   common  shares  without  par  value
     (1997:10,000,000 common shares).

     By special resolution passed on May 21, 1997, the Company subdivided its 75,000,000 common shares without par value into 80,769,230 common shares without par value, each 13 shares being subdivided into 14 shares.

     The effect of the 1:10 consolidation during 1998 and the 14:13 share split during fiscal 1997 has been retroactively applied to all share capital balances disclosed in this note.

(b) Director's Options

     Directors options for 48,461 common shares originally granted in May of 1992, exercisable at Cdn. $3.44 per share and which were to expire June 1, 1997, were extended during the 1997 fiscal year to June 1, 2002. These options were outstanding at November 30, 1998, 1997, and 1996.

     In addition, the following director and employee options to purchase common shares were granted in accordance with the provisions of the Company's 1994 Stock Option Plans. These options are exercisable until August 14, 2004 at the exercise prices stated below, being the market price of the underlying shares at the date of grant of the options.



     Grant Date            Granted   Exercised  Outstanding   Price
     ----------            -------   ---------  -----------   ------
     December 12, 1994     118,462                  118,462   $ 8.17
     December 12, 1995      10,769                   10,769   $ 4.55
     December 12, 1996      10,769                   10,769   $ 4.92
     September 25, 1997     40,000                   40,000   $ 4.00
     December 12, 1997      10,000                   10,000   $ 2.80
                           -------   ---------- -----------
     Totals                190,000        --        190,000
                           =======   ========== ===========


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

     Had the compensation cost for these directors options been determined based on fair value at the grant dates, consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share

     During fiscal 1998, the Company issued 10,000 options to directors. Each option is exercisable at $2.80 and entitles the holder to acquire one common share of the Company.

(c) Warrants

     In conjunction with the private placement of common shares the Company has issued and has outstanding at November 30, 1998, the following share purchase warrants. Eash share purchase warrant entitles the holder to acquire one common share of the Company.

Balance          Issued    Exercised  Canceled  Outstanding    Exercise Expiry
Nov. 30,1997     in 1998    in 1998   in 1998   Nov. 30,1998   Price     Date
------------    ---------  ---------  --------- ------------   -------- ------
     215,385                                         215,385   $3.90    Mar99
      38,200                                          38,200    2.00    Sep99
      51,000                                          51,000    2.00    Sep99
      36,000                                          36,000    3.00    Oct99
     100,000                            100,000         --      2.80    Aug99
      60,000                   5,000                  55,000    1.70    Sep99
                  250,000    250,000                    --      1.00    Mar98
                  250,000                            250,000    2.20    Mar00
                  250,000               250,000         --      1.00    Jun98
                  250,000                            250,000    2.20    Mar00
                  200,000                            200,000    0.25    Jun00
                  140,000                            140,000    0.30    Aug00
                  216,667                            216,667    0.18    Sep00
                  533,334                            533,334    0.20    Sep00
                  800,000                            800,000    0.20    Oct00
      -------   ---------    -------    -------    ---------
      500,585   2,890,001    255,000    350,000    2,785,586
      =======   =========    =======    =======    =========

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

     The following contract employee stock options were granted, exercised, canceled and expired during the years ended November 30, 1996, 1997, and 1998 and were outstanding at these dates:


                                                                Weighted Average
                                          Number of shares       Exercise Price
                                          ----------------      ----------------
     Outstanding at November 30, 1995             140,512             $     4.55
        Granted                                 2,136,615             $     3.90
        Exercised                              (1,943,846)            $     3.71
        Expired or canceled                       (23,073)            $     7.15

     Outstanding at November 30, 1996             310,208             $     5.20
        Granted                                   397,385             $     1.67
        Exercised                                (365,077)            $     1.30
        Expired or canceled                      (279,623)            $     5.29

     Outstanding at November 30, 1997              62,892             $     4.83
        Granted                                    50,000             $     2.80
        Exercised                                    --               $      --
        Expired or canceled                       (43,400)            $     4.55

     Outstanding at November 30, 1998              66,154             $     3.48


     The estimated weighted average fair value of options granted during the year was prepared assuming a risk-free rate of 6% (1997: 6%), an expected volatility of 57% (1997: 57%), an expected dividend yield of 0% (1997: 0%) and a weighted average life of 3 months (1997: 3 months). The estimate was made using the Black-Scholes Pricing Model. The weighted average remaining contractual life of the options outstanding at November 30, 1998 was 2 months (1997: 1 months).

(e) Other Share Transactions

     The Company issued the following common shares for cash by way of private placements during the year ended November 30, 1998.


     Issued     Issue     Gross      Less: Fees or        Net Cash
     in 1998    Price    Proceeds     Commission       received on Issue
    ---------   -----    --------     ----------       -----------------
      400,000    0.20    $ 80,000      $               $          80,000
      280,000    0.25      70,000                                 70,000
      433,334    0.15      65,000                                 65,000
      533,334    0.15      80,000        16,000                   64,000
      800,000    0.15     120,000        26,000                   94,000
    ---------            --------     ----------       -----------------
    2,446,668            $415,000      $ 42,000        $         373,000
    =========            ========     ==========       =================


     The Company has reserved 107,692 shares for issuance upon the potential conversion of a convertible debenture.


7. RELATED PARTY TRANSACTIONS

     The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. collectively the "Tri-Con Mining Group"; and Anselmo Holdings Ltd., all of which are controlled by a director of the Company, and Kintana Resources Ltd., a company related by virtue of common directors.

     The Tri-Con Group are operations, exploration and development contractors, and have been employed by the Company under contract since 1972 to carry out all its field work and to provide administrative and management services. Under the current contact of January, 1997, work is charged at cost plus 15% for operations and cost plus 25 percent for exploration and development. Cost includes a 15 percent charge for office overhead.
     Services of the directors of the Tri-Con Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Group who are also Directors of the Company are not charged. At November 30, 1998, the Company had paid $363,667 (1997:$366,303) to the Tri-Con Group for exploration, development and administration services to be performed during fiscal 1999 on behalf of the Company.

     The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

                                                1998          1997         1996
                                             ----------    ----------   ----------

     Operations and Field Services           $  192,706   $  277,479    $  715,558
     Exploration and Development Services     1,160,169    2,190,240       596,561
     Administrative and Management Services     321,513      992,646       323,108
                                             ----------    ----------   ----------
                                             $1,674,388    $3,460,365   $1,635,227
                                             ----------    ----------   ----------
     Amount of total  charges in excess
     of Tri-Con costs incurred               $  248,858    $  395,240   $  163,493

     Excess  amount  charged  as a
     percentage of actual costs incurred          17.5%         12.8%        11.1%


     During fiscal 1997, the Company advanced $480,236 to the Tri-Con Group secured by that portion of the 2,119,834 common shares of the Company owned by Tri-Con which is sufficient to fully amortize the advance given the trading price of the stock.

     During fiscal 1998, the Tri-Con Group sold all of the 2,119,934 common shares held in the Company for net proceeds of $225,448. The Company received $225,448 from the Tri-Con Group as part payment of the $480,236 advance receivable at November 30, 1997. The remaining unpaid amount was reclassified during the year to prepaid expenses.

     In 1989, the Company assigned its interest in and obligations related to the Eagle Creek property to Can-Ex Resources (U.S.), Inc., a subsidiary of Kintana Resources Ltd., for a net profit interest from production of 15% to a maximum of $5,000,000 U.S. In 1997, Can-Ex was dissolved, and at that time the net-profits obligation was assumed by its parent, Kintana Resources Ltd.

     Anselmo Holdings Ltd. has a right to 10 percent of net profits derived from the French Peak Property.

8. INCOME TAXES

     Tax effects of temporary differences that give rise to deferred tax assets at November 30, 1998 and 1997 are as follows:

                                                          1998            1997
                                                      ------------    ------------
     Net operating loss carry forward                 $ 5,602,000     $  7,219,900
     Valuation allowance                               (4,980,000)      (2,040,000)
                                                      ------------    -------------
     Net deferred tax assets                              622,000        5,179,900

     Deferred tax liability
       Temporary  differences  arising from mineral      (622,000)      (5,179,900)
       properties and building, plant and equipment   ------------    -------------
     Net deferred tax asset                           $     --        $      --
                                                      ============    =============

     At November 30, 1998, the Company has the following losses carried forward available to reduce future years' income for U.S. income tax purposes. The tax effect of these losses has not been recorded in the accounts.


     Available  Losses Carried
      Until        Forward
     ---------  --------------
     1999       $      667,000
     2000            1,235,000
     2001            2,749,000
     2002            1,178,000
     2003            1,504,000
     2004            1,161,000
     2005              742,000
     2006              431,000
     2007              747,000
     2008            2,101,000
     2009            2,011,000
     2010            2,786,000
     2011            1,781,000
     2012            1,596,000
     2013            1,050,000
                --------------
                $   21,739,000
                ==============

     Income tax expense attributable to net losses for the year ended November 30, 1998 was nil(1997:nil). The differences between the total income tax benefit from operations and the income tax from operations and the income tax expense (benefit) computed using the Federal income tax rate of 34% (1997:34%) were as follows:
                                                           1998         1997
                                                      ------------   -----------
     Computed "expected" tax benefit                  $  (357,000)   $ (542,600)
     Tax loss expired during the year                   1,974,900       335,600
     Change in valuation allowance                      2,940,000      (434,600)
     Change in temporary difference during year        (4,557,900)      641,600
                                                      ------------   -----------
     Effective tax rate                               $         0%   $        0%


9. COMMITMENTS AND CONTINGENCIES

(a) Office Lease

     On January 20, 1994, the Company entered into a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rental of $120,000 (Cdn) including operating costs.

(b) Equipment Leases

     During 1994 and 1995 the Company entered into capital leases for mining equipment with the following future minimum lease payments:

                                                  1998          1997
                                              ------------   -----------
     Total minimum lease payments             $    --        $   98,212
     Less: interest payable                        --            (6,722)
                                              ------------   -----------
                                                   --            91,490
     Less: current portion                         --           (81,749)
                                              ------------   -----------
                                              $    --        $    9,741
                                              ============   ===========

     During the year the Company sold the mining equipment and repaid the lease payments due.

(c) Severance Agreements with Directors

     The Company has entered into compensation agreements with the three directors of the Company. The agreements provide for severance arrangements where a change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the directors aggregates $4,200,000 (1997: $4,200,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

(d) Reclamation

     The Company's operations are affected by Federal, state, provincial and local laws and regulations regarding environmental protection. The Company estimates the cost of reclamation based primarily upon environmental and regulatory requirements. These costs are accrued annually and the accrued liability is reduced as reclamation expenditures are made. Details of the Company's accrued liability at November 30, 1998 and 1997 are as follows:



                                                    1998          1997
                                                 ----------    ----------
     Balance, beginning of year                   $ 196,000     $  70,000
     Cost incurred in year                          (60,575)      (87,480)
     Amount expensed in year                         60,575       213,480
                                                  ----------    ----------
     Balance, end of year                         $ 196,000     $ 196,000
                                                  ==========    ==========


(e) Litigation

     A former employee of the Tri-Con Group has initiated a claim against that company for wrongful dismissal/breach of contract in the amount of $150,000. The Company has been named as a co-defendant in the suit. No provision for this litigation has been made in these financial statements and the amount of the loss, if any, for this lawsuit, would be accounted for prospectively.

(f) Uncertainty due to the Year 2000 Issue

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effect of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

10. SUBSEQUENT EVENTS

     (a) On December 23, 1998, the Company issued 866,667 units at $0.15 per unit by way of a non-brokered placement for gross proceeds of $130,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of $0.20 for a two year period.

     (b) On December 31, 1998, the Company did not make a required interest payment of $80,000 on the Convertible Debenture issued in July 1994 (Note 9(5)). The Company was granted a deferral of this repayment, and the $80,000 unpaid interest that was due on June 30,1998 (Note 5) based on monthly progress updates until financing is in place.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           SILVERADO GOLD MINES LTD.

Date:  April 27, 1999                      By: /s/ G.L. Anselmo
                                           -------------------------------------
                                           G.L. Anselmo, President, CEO, and CFO