Form 10-K/A
period 1998-11-30
SILVERADO GOLD MINES LTD
filed 1999-05-07
CIK 731727

FORM 10-K/A

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

Yes | |  No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of voting stock held by non-affiliates on March 18, 1999 was $2,016,975.

The number of shares outstanding on March 18, 1999 was 11,864,557

Total number of pages, including cover page:37.

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

On December 19, 1997, the Company entered into an Option Agreement with LaTeko Resources Ltd. ("LaTeko") granting Silverado the exclusive right and option to acquire 100% of the Ryan Lode property, a property situated next to the Company's Ester Dome properties near Fairbanks, Alaska, for a total purchase price of $12,000,000. The Company issued 1,000,000 of its common shares (pre-share consolidation) with a fair value of $250,000 based on quoted market values at the time to LaTeko as consideration for granting the right and option to acquire the mineral property. In March of 1998, the Company terminated its option to purchase the property. Costs of $227,449 incurred during 1998 relating to the Ryan Lode property and all previous deferred costs were written off during 1998.

The Company completed an option agreement with Placer Dome U.S. Inc. ("PDUS") on February 6, 1998 for that company to continue exploration of 20.5 square miles of Silverado's Ester Dome property. The agreement excludes the St. Paul, Grant Mine and Mill, and Ryan Lode areas which Silverado retained and intends to develop, subject to the availability of financing. Under the agreement, PDUS was to earn a 51.5% interest by performing a minimum of $10,000,000 of work on the property and purchasing 4,000,000 common shares of the Company over a period of five years at an assigned value of $5,450,000. During 1998, the Company received $400,000 in cash as consideration for entering into the agreement and PDUS performed approximately $1,000,000 of work on the property. On November 9, 1998, PDUS exercised its option to terminate the agreement with the Company.

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

(b) FINANCIAL INFORMATION RE: OPERATING SEGMENTS

The Company has one operating segment, being mineral exploration, development and mining.

(c) PLAN OF OPERATION

The Company's plan of operation is to continue to develop and mine its Nolan properties specifically the Swede Channel, Archibald Creek and Smith Creek areas. In this area the Company has recovered almost 14,000 ounces of gold since 1994. The Company is currently stock piling ore through the winter months. When the snow melts in May-June the ore will be processed and the recovered gold will be marketed. The Company is also planning to mine this summer with concurrent processing and gold recovery from summer operations on Archibald and Smith Creek areas.

During 1998 the Company successfully negotiated an option agreement with Placer Dome U.S. Inc. to conduct exploration and development on 20.5 square miles of the Company's Ester Dome properties. On November 9, 1998, PDUS exercised its option to terminate the agreement with the Company. The Company has subsequently entered in negotiations with several other companies to possibly joint venture or vend the property.

For the period between December 1997 and March 1998 the Company completed environmental impact studies, both independent and internal, on the Ryan Lode property, the results of which determined the potential environmental liability of the property to be excessive. The Company terminated its option with LaTeko. Since then the Company has re-focused its efforts in the Nolan area. The Company also plans to continue exploration of its Hammond, St.Paul, Grant, and O'Dea properties. The extent of activity will be dependent on available financing.

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

From time to time as conditions or funds warrant, the Company may reevaluate its development programs in response to changing economic or environmental conditions. Such reevaluation may result in the Company either changing its development priorities or allowing certain properties or portions thereof to lapse.


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

In the event of closure or abandonment of its facilities, the Company estimates the accrual for reclamation, net of recoveries, is sufficient to meet its obligations.

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

                                       YEAR ENDED NOVEMBER 30,
                                 1998            1997            1996
                            -------------    ------------    ------------
Loss for the year
     Canada                 $ (1,469,472)    $(3,594,229)    $(3,461,717)
     United States           (15,469,431)       (820,543)       (868,543)
                            -------------    ------------    ------------
                            $(16,938,903)    $(4,414,772)    $(4,330,260)
                            =============    ============    ============
Identifiable assets,at end of period
     Canada                 $    373,446     $   576,513     $ 1,318,233
     United States             3,103,226      17,654,718      17,143,111
                            -------------    ------------    ------------
                            $  3,476,672     $18,231,231     $18,461,344
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

(c) Range Minerals #2:

     This property consists of 419 State mineral claims and one Federal claim subject to annual payments of $50,000, 2% of net smelter returns until $20,000,000 has been paid, and 5% of net profits thereafter. In December of 1997, for the purpose of facilitating an agreement with Placer Dome U.S. Inc., and in consideration of a payment by the Company of $60,000, this option agreement was amended to extend the term of the agreement for an additional period of ten years and to modify the royalty provisions to 5% of net profits as defined in the agreement during the first five years that profits are first generated from operations, and the greater of 5% of net profits or 3% of net smelter returns as defined in the agreement until such time as the option price of $20,000,000 of the property has been paid in full.

(d) May (St. Paul) / Barelka:

     This gold property consists of 22 State mineral claims subject to payments of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter.

(e) Dobb's:

     This property consists of one unpatented Federal mineral claims and four State mineral claims subject to payments of 15% of net profits until $1,500,000 has been paid and 3% of the net profits thereafter.

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

During 1998, PDUS performed approximately $1,000,000 of exploration work on the property prior to terminating its option to acquire a 51% interest in approximately 20.5 square miles of the property.

(2) Marshall Dome Property

The Marshall Dome Gold Project, consists of 38 State claims, 35 of which were acquired by the Company in 1995 due to its proximity and similar geological setting to Newmont Mining Company's "True North" gold property, immediately to the southwest. The remaining three adjacent claims were located and acquired by the Company prior to 1995. The project covers an area of two and one-half square miles, and is located eighteen miles northeast of Fairbanks and is on the same geological trend as the "True North" gold deposit one mile to the southwest, which is being developed by Newmont Exploration Limited.

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

(d) Smith Creek:

     This property, consisting of 35 unpatented Federal placer claims and miscellaneous mining equipment, was purchased in 1993 for $200,000 payable over five years with payments originally scheduled to be completed in 1998, $60,000 remains to be paid in 1999.

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

From 1990 to 1993, Silverado conducted reclamation, exploration and development in preparation for commencement of production. Initially, production was carried out on the Thompson's Pup property. Then, in November 1993, the Company commenced production on the Dionne (Mary's Bench) Property. Gold bearing gravels were mined by underground methods from a frozen bench deposit. Since the Winter of 1994/95 almost 14,000 ounces of gold have been recovered by Silverado from these sites, primarily in the form of high-quality nuggets which sell at premium prices. From 1995 to 1997, the Company restricted its activities at Nolan as it refocused its resources on its Ester Dome properties. During the time, the Company substantially reclaimed its previous disturbances. During 1998, the Company recommenced mining operations. The Company concentrated its activities on the Archibald Creek area, located within Nolan Placer. Limited mining on the Swede Channel located within Dionne was also undertaken by a third party. The Company's share of total gold recovered from the Nolan Gold Project in 1998 amounted to 144 ounces.

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

The known mineralization consists of silver, gold, copper, lead and zinc in a number of vein and bedded deposits. In 1964, one of these veins, a test shipment of 52.4 tons of hand-sorted ore was sent to a smelter and averaged 204 oz. silver per ton.

Silverado acquired the property in 1976 and has conducted surface exploration, including diamond drilling, to expand the known extent of the mineralization. Several geochemical / geophysical targets remain to be tested.

(c) GLOSSARY OF TECHNICAL TERMS

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

Reserve.
--------
That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "ore" when dealing with metalliferous minerals.

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

A former employee of the Tri-Con Group has initiated a claim against that company for wrongful dismissal/breach of contract in the amount of $150,000. The Company has been named as a co-defendant in the suit. No provision for this litigation has been made in the financial statements for the year ended November 30, 1998 as the amount of the loss, if any, is indeterminable at this time.


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

                                     PART II

ITEM 5 MARKET  PRICE FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
--------------------------------------------------------------------------------
                                    MATTERS
                                    -------


(a) MARKET INFORMATION

Silverado's common stock trades on the OTC bulletin board under the symbol "GOLDF.OB" The following table indicates the high and low bid prices of the common shares during the periods indicated:

        QUARTER ENDED                 HIGH BID                LOW BID
         Feb 28, 1997                  4  3/8                  3 9/16
         May 31, 1997                  4  3/8                  2 9/16
         Aug 31, 1997                  3  3/8                  2 9/16
         Nov 30, 1997                  4  1/2                  3 7/16
         Feb 28, 1998                  2 15/16                 2 9/32
         May 31, 1998                  1 31/32                 1 5/16
         Aug 31, 1998                     5/16                   3/8
         Nov 30, 1998                     9/32                   7/32

On May 25, 1998, the Company consolidated its shares on a 1 for 10 basis and the amounts above have been restated to reflect the effect of the share consolidation. The foregoing prices represent inter-dealer quotations without retail markups, markdowns, or commissions and do not necessarily represent actual transactions.

(b) HOLDERS OF COMMON SHARES

As at April 30, 1999 there were 3,684 registered holders of Silverado's common shares, approximately 91% of whom were located in the United States.

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

Subsection 115 (1) and Subsection 2 (3) of the Tax Act provide that a non-resident person is subject to tax at the rates generally applicable to persons resident in Canada on any "Taxable capital gain" arising on the disposition of shares of a corporation that is listed on a prescribed stock exchange (which includes OTC bulletin board) if:

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


ITEM 6 SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of Silverado's fiscal years ended November 30, 1998, 1997, 1996 , 1995 and 1994.

                                          YEARS ENDED NOVEMBER 30,
                             1998        1997        1996       1995        1994
                           ---------   --------    --------   --------    --------
                                     000's except per share amounts
Revenues                   $     58    $   169     $   298    $ 3,053     $ 1,516

Loss for the Year          $(16,939)   $(4,415)    $(4,330)   $(4,095)    $(3,120)

Loss per Share (1)         $  (1.89)   $ (0.66)    $ (0.88)   $ (1.10)    $ (0.90)

END OF PERIOD

Assets                     $  3,477    $18,231     $18,461    $15,140     $16,496

Gold Inventory (2)         $     23    $    49     $   213    $   389     $ 2,028

Long term Obligations      $   --      $ 2,010     $ 2,092    $ 2,395     $ 2,543


(1) In 1998 the Company consolidated its share capital on a 1 for 10 basis. The effect of the share consolidation has been applied to all per share amounts presented.

(2) Gold inventory is valued at the lower of weighted average cost or net realizable value.


ITEM 7 MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
--------------------------------------------------------------------------------
                                 OF OPERATIONS
                                 -------------

LIQUIDITY AND CAPITAL RESOURCES

The table below sets forth Silverado's working capital and liquidity at the dates indicated:

                                                               NOVEMBER 30,
                                                   1998            1997            1996
                                               ------------    ------------    ------------
Cash                                           $      --       $    20,914     $ 1,925,469
Other current assets                                27,208         423,475         704,228
                                               ------------    ------------    ------------
                                                    27,208         444,389       2,629,697
                                               ------------    ------------    ------------

Bank indebtedness                                   (4,396)           --              --
Accounts payable and accrued liabilities          (904,568)       (597,478)       (252,923)
Mineral claims payable                            (342,000)           --          (179,000)
Loans payable secured by gold inventory               --              --           (66,511)
Current portion of capital lease obligation           --           (81,749)        (64,939)
Convertible debenture, current portion          (2,000,000)           --              --
                                               ------------    ------------    ------------
                                                (3,250,964)       (679,227)       (563,373)
                                               ------------    ------------    ------------
Working capital (deficiency)                   $(3,223,756)    $  (234,838)    $ 2,066,324
                                               ============    ============    ============

During 1998 the Company continued to receive funds through private placements and the exercise of options, and applied those funds to exploration and development expenses on its Nolan properties. The Company also received funding of $718,977 through the sale of excess equipment. Placer Dome contributed $400,000 as part of the option agreement entered into during the year. On November 9, 1998, PDUS exercised its option to terminate the agreement with the Company. The increase in the Company's working capital deficiency from $234,838 to $3,223,756 reflects the excess of those various expenditures over the funds received during 1998 and the maturity of the $2,000,000 convertible debenture in July 1999. The Company's short term liabilities consist primarily of trade payables, accrued interest and reclamation expenses.

During the year the Company received a total cash inflow of $1,765,692 primarily from shares issued for cash, the sale of fixed assets for cash, the sale of gold and the receipt of cash from Placer Dome under the now canceled option agreement. From these funds, the Company applied $1,172,888 to exploration and development expenditures, and $107,200 to mineral claims and options on its mineral properties; $588,284 on the Nolan Gold Project, $337,375 on the Ester Dome Project, $227,449 on the Ryan Lode Gold Project, and $126,981 was applied to its other properties.

     Ester Dome Gold Project
     -----------------------

     During 1998, the Company limited its activities on this property as efforts were concentrated on the Ryan Lode Gold Project in the early part of the year and the Nolan Gold Project in the latter part of the year.

     However, Placer Dome U.S. Inc. (PDUS) was actively involved on this property. PDUS and the Company entered into an agreement in February 1998 under which, PDUS could earn a 51.5% interest by performing a minimum of $10,000,000 of work on the property and purchasing 4,000,000 common shares of the Company with an assigned value of $5,450,000 over a period of five years. During 1998, the Company received $400,000 in cash in consideration for entering into the agreement and PDUS performed approximately $1,000,000 of work on the property. The work consisted of integrated surface and drilling programs employing mechanized soil sampling and trenching, as well as both reverse circulation and core drilling. Active field exploration took place continuously from March through October 1998. PDUS succeeded in indentifying four prospects containing greater than 0.03gm/tonne over significant trench and drill thickness: the Silver Dollar and Ready Bullion on the south side of Ester Dome and Rhyolite and McQueen on the north side of Ester Dome. PDUS also generated one new prospect on the Irad claim. Activities included 1,385 soil samples taken, 12 trenches totalling 975 feet, 10 reverse circulation holes measuring 2,600 feet and 21 core drilling holes measuring 9,780 feet.

     On November 9, 1998, PDUS exercised its option to terminate the agreement with the Company.

     Ryan Lode Gold Project
     ----------------------

     In July, 1997, the Company began an environmental, technical, and legal due diligence investigation of the Ryan Lode property preparatory to acquiring an option on the property from La Teko Resources Ltd. ("La Teko"). La Teko had reported a significant mineable reserve based on a bulk tonnage / heap leach mining concept, at an average grade of 0.056 ounces of gold per ton of ore. The Company completed 38 drill holes totaling 8,855 feet to confirm the continuity of gold mineralization above 0.10 ounces per ton to support the concept of a smaller tonnage, higher grade operation using Silverado's existing Grant Mill facilities. The Company considered the drilling successful and, entered into an Option to Purchase Agreement with La Teko for the Ryan Lode property.

     In March of 1998 the Company completed the environmental studies and determined that the potential environmental liability would be excessive therefore the Company decided to terminate the agreement.

     Nolan Gold Project
     ------------------

     From November 1993 to April 1994, the Company commenced production of placer gold from frozen bench deposits on the Mary's Bench portion of the Dionne Property, recovering almost 14,000 ounces of gold. The Company continued a limited production program in 1996 then suspended production altogether in 1997 as it focused its efforts entirely on the expansion, exploration, and development of its Fairbanks properties in response to increased competitive activity in that area. It did, however, conduct reclamation activities on the site.

     During 1998, limited mining of the Swede Channel, located within the Dionne property, was also undertaken. The Company's share of total gold recovered from the Nolan Gold Project in 1998 amounted to 144 ounces. Continued development and mining is being done through the winter months in this area and after the thaw in May-June, processing will begin. Two other areas, Archibald Creek and Smith Creek will be summer mined and processed in fiscal 1999. The extent of activities will be dependent on available funding.

     Other Properties
     ----------------

     On November 30,1998, the Company relinquished its interest in the Chatanika Property. The Company maintained all of its other properties in good standing.

In addition to amounts accrued for, the Company has property commitments during 1999 totaling $291,500 which must be paid in order to keep its various properties in good standing. This amount is made up of mineral property lease payments, various regulatory charges and fees, and property work requirements. The Company also has interest commitments of $160,000 on a $2,000,000 convertible debenture. The debenture matures and is due and payable in July 1999.

The Company has a significant working capital deficiency at November 30, 1998. As of that date, uncertainty as to the Company's ability to meet its liabilities and commitments as they become payable causes doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern and recover the amounts recorded as mineral properties is dependent on its ability to obtain the continued forbearance of its creditors, to obtain additional financing and/or the entering into of joint venture agreements with third parties in order to complete exploration, development and production of its mineral properties, the continued delineation of reserves on its properties and the attainment of profitable operations. There is no assurance that such items can be obtained by the Company. Failure to obtain these may cause the Company to significantly decrease its level of exploration and operations and to possibly sell or abandon certain mineral properties or capital assets to reduce commitments or raise cash as required.

OPERATING RESULTS

The Company incurred only limited gold sales in 1998. The Company expects to maintain only minimal inventory until production from its Nolan properties resume in the spring of 1999.

Operating costs in 1998 were higher than the previous year. Included in operating costs for the year are mining and processing costs, reclamation costs and amortization of mineral property and development costs.

The price of the gold has an impact upon the Company's results of operations. The price of gold has maintained a range of $285 to $295 per ounce, down from the 1996 level of $400 per ounce.

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

Other Expenses

                                      1998          1997         1996
                                   -----------   ----------   ----------
Other Expenses                     $ 2,474,849   $4,205,381   $4,077,978
Write down of mineral properties    14,464,054         --          --
                                   -----------   ----------   ----------
                                   $16,938,903   $4,205,381   $4,077,978
                                   ===========   ==========   ==========

During 1998, the Company evaluated its mineral properties and recorded a writedown of $14,464,054 based on this evaluation. The writedown related primarily to deferred exploration and development which was capitalized in previous years and reflects a more conservative on-going carrying value.

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

Comments by Auditors for U.S. Readers on Canada
  - U.S. Reporting Conflict                                                 F-1
--------------------------------------------------------------------------------

Consolidated Balance Sheets, November 30, 1998 and 1997                     F-2
--------------------------------------------------------------------------------

Consolidated Statements of Operations and Accumulated Deficit,
Years Ended November 30, 1998, 1997, and 1996                               F-3
--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows,
Years Ended November 30, 1998, 1997 and 1996                                F-4
--------------------------------------------------------------------------------

Consolidated   Statements  of  Changes  in  Share  Capital,
Capital   Surplus, Unamortized  Stock  Compensation  expense
and Advances to Related  Parties
Years Ended November 30, 1998, 1997 and 1996.                               F-5
--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements                          F-6 to F-15
--------------------------------------------------------------------------------


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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at November 30, 1998 and 1997 and the results of its operations and its cash flow for the years ended November 30, 1998, 1997 and 1996 in accordance with generally accepted accounting principles in the United States. As required by the Company Act (British Columbia) we report, that in our opinion, these principles have been applied on a consistent basis.


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

/s/ KPMG
--------
KPMG
Chartered Accountants

Vancouver, Canada
March 16, 1999

SILVERADO GOLD MINES LTD.                                                                                 F-2
CONSOLIDATED BALANCE SHEETS
EXPRESSED IN U.S. DOLLARS
                                                                               November 30,      November 30,
                                                                                  1998              1997
                                                                             ---------------   ---------------

Assets
Current Assets
   Cash ..................................................................   $         --      $       20,914
   Gold inventory ........................................................           23,448            48,875
   Accounts receivable ...................................................            3,760             8,297
   Prepaid expenses paid to related parties (Note 7) .....................             --             366,303
                                                                             ---------------   ---------------
                                                                                     27,208           444,389

Mineral Properties and Development, net of accumulated amortization (Note 2)      1,600,000        14,629,104

Buildings, Plant and Equipment (Note 3) ..................................        3,114,785         4,481,399
   Less accumulated depreciation .........................................       (1,289,883)       (1,385,423)
                                                                             ---------------   ---------------
                                                                                  1,824,902         3,095,976
Deferred Financing Fees
   (net of accumulated amortization of $161,438: 1997-$124,238) ..........           24,562            61,762
                                                                             ---------------   ---------------

                                                                             $    3,476,672    $   18,231,231
                                                                             ===============   ===============


Liabilities and Shareholders' Equity
Current Liabilities
   Bank indebtedness .....................................................   $        4,396    $         --
   Accounts payable and accrued liabilities (Note 4) .....................          904,568           597,478
   Mineral claims payable (Note 2(a)) ....................................          342,000              --
   Capital lease obligations (Note 9(b)) .................................             --              81,749
   Convertible debenture (Note 5) ........................................        2,000,000              --
                                                                             ---------------   ---------------
                                                                                  3,250,964           679,227
Long Term Liabilities
   Capital lease obligations (Note 9(b)) .................................             --               9,741
   Convertible debenture (Note 5) ........................................             --           2,000,000
                                                                             ---------------   ---------------
                                                                                       --           2,009,741
Shareholders' Equity
   Common Shares  (Note 6)
   Authorized: 100,000,000 (1997-100,000,000) common shares
   Issued and outstanding:November 30, 1998 - 10,997,890 common shares ...       44,074,920        43,084,420
                          November 30, 1997 - 8,001,222 common shares
   Unamortized stock compensation expense ................................             --            (151,612)
   Advances to related parties secured by common shares in the company ...             --            (480,236)
   Accumulated Deficit ...................................................      (43,849,212)      (26,910,309)
                                                                             ---------------   ---------------
                                                                                    225,708        15,542,263
                                                                             ---------------   ---------------

                                                                             $    3,476,672    $   18,231,231
                                                                             ===============   ===============

Continuing operations (Note 1(a))
Subsequent events (Notes 1 and 10)
Commitments and contingencies (Notes 2 and 9)

See accompanying notes to the consolidated financial statements.

SILVERADO GOLD MINES LTD.                                                                                                   F-3
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT
EXPRESSED IN U.S. DOLLARS
                                                                                Year ended        Year ended        Year ended
                                                                               November 30,      November 30,      November 30,
                                                                                  1998              1997              1996
                                                                             ---------------   ---------------   ---------------

Revenue from gold sales .................................................    $       57,915    $      168,924    $      298,124
Operating costs
  Mining and processing costs ...........................................           232,405           164,835           394,909
  Amortization of mineral properties and development ....................            43,264              --             123,504
  Reclamation expense (Note 9(d)) .......................................            60,575           213,480            31,993
                                                                             ---------------   ---------------   ---------------
                                                                                    336,244           378,315           550,406
                                                                             ---------------   ---------------   ---------------
Loss from Operations ....................................................          (278,329)         (209,391)         (252,282)

Other Expenses
  Accounting and audit ..................................................            69,054            93,450            69,331
  Amortization of deferred financing fees ...............................            37,200            37,200            37,200
  Consulting expense ....................................................           185,813            78,945              --
  Corporate capital taxes ...............................................              --              21,934            (5,967)
  Depreciation ..........................................................           378,471           475,175           447,222
  Employment contract expense ...........................................            22,049         1,099,340         1,910,060
  Financing activities ..................................................              --             100,847            35,159
  General exploration and development ...................................              --              75,566            13,980
  Interest on long term liabilities......................................           161,381           160,000           160,000
  Legal .................................................................           145,102           206,740            35,733
  Loss on disposal of buildings, plant and equipment ....................           178,916             1,557              --
  Loss (gain) on foreign exchange .......................................           (28,467)           55,335            (5,298)
  Management salaries ...................................................              --              65,744           263,000
  Management services from related party (Note 7) .......................           321,513           992,646           323,108
  Office expenses .......................................................           174,910           239,518           262,333
  Other interest and bank charges (net) .................................            29,228             7,356             4,908
  Printing and publicity ................................................            38,712           293,095           371,281
  Receivable allowance ..................................................           363,667              --                --
  Reporting and investor relations ......................................            55,279            52,576            26,833
  Transfer agent fees and mailing expenses ..............................            63,692           148,357           129,095
  Write down of deferred mineral properties and development .............        14,464,054              --                --
                                                                             ---------------   ---------------   ---------------
                                                                                 16,660,574         4,205,381         4,077,978


Loss for the year .......................................................       (16,938,903)       (4,414,772)       (4,330,260)

Accumulated deficit at beginning of the year ............................       (26,910,309)      (22,495,537)      (18,165,277)
                                                                             ---------------   ---------------   ---------------


Accumulated deficit at end of the year ..................................    $  (43,849,212)   $  (26,910,309)   $  (22,495,537)
                                                                             ===============   ===============   ===============


Loss per share(Note 1(g)) ...............................................    $        (1.89)   $        (0.66)   $        (0.88)
                                                                             ===============   ===============   ===============

See accompanying notes to the consolidated financial statements.


SILVERADO GOLD MINES LTD.                                                                                               F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS
EXPRESSED IN U.S. DOLLARS
                                                                            Year ended        Year ended       Year ended
                                                                           November 30,      November 30,     November 30,
                                                                               1998              1997             1996
                                                                         --------------      -------------    -------------
CASH PROVIDED BY (USED FOR):
Operations:
Loss for the year .....................................................   $ (16,938,903)     $ (4,414,772)    $ (4,330,260)
Items not involving cash:
   Writedown of deferred mineral properties and development ...........      14,464,054              --               --
   Employment contract expense ........................................          22,049         1,099,340        1,910,060
   Consulting services expense ........................................         167,063            78,945             --
   Depreciation .......................................................         378,471           475,175          475,882
   Amortization of deferred financing fees ............................          37,200            37,200           37,200
   Loss on disposal of buildings, plant and equipment .................         178,916             1,557             --
   Amortization of mineral properties and development .................          43,264              --            123,504
Changes in non-cash operating working capital:
   Decrease (increase) in accounts receivable .........................           4,537             2,968          (10,255)
   Decrease in gold inventory .........................................          25,427           164,129          176,115
   Decrease in prepaid expenses paid to related parties ...............         366,303           113,656             --
   Increase (decrease) in mineral claim payable .......................         342,000          (179,000)        (351,000)
   Increase (decrease) in accounts payable and accrued liabilities ....         382,090           344,555         (274,429)
                                                                          --------------     -------------    -------------
                                                                               (527,529)       (2,276,247)      (2,243,183)

Financing:
   Bank indebtedness ..................................................           4,396              --               --
   Shares issued for cash .............................................         588,800         3,453,229        7,610,000
   Decrease (increase) in secured advances to related parties .........         480,236          (480,236)      (1,299,893)
   Decrease in loans payable secured by gold inventory ................            --             (66,511)        (110,057)
   Decrease in capital lease obligation ...............................         (91,490)          (65,663)        (240,619)
                                                                          --------------     -------------    -------------
                                                                                981,942         2,840,819        5,959,431

Investments:
   Mineral claims and options expenditures, net of recoveries .........        (276,127)         (109,947)        (571,214)
   Deferred exploration and development expenditures, net of recoveries        (912,888)       (2,289,654)      (1,202,700)
   Proceeds from sale of equipment ....................................         718,977              --               --
   Purchases of equipment .............................................          (5,289)          (69,526)        (172,714)
                                                                          --------------     -------------    -------------
                                                                               (475,327)       (2,469,127)      (1,946,628)


Increase (decrease) in cash ...........................................         (20,914)       (1,904,555)       1,769,620
Cash at beginning of the year .........................................          20,914         1,925,469          155,849
                                                                          --------------     -------------    -------------
Cash at end of the year ...............................................   $        --        $     20,914     $  1,925,469
                                                                          ==============     =============    =============

Supplemental cash flow information not reflected in the statement of cash flows
   Interest paid ......................................................   $      80,000      $    181,436     $    242,562
                                                                          ==============     =============    =============
   Issue of shares for purchase of mineral property ...................   $     289,200      $      --        $     --
                                                                          ==============     =============    =============
   Issue of shares for consulting services in lieu of payment of cash .   $      75,000      $      --        $     --
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
                                                                                                     Stock      Parties secured by
                                                              Number of       Share     Capital   Compensation    Common Shares
                                                               shares        Capital    Surplus     Expense       in the Company


Balance as at November 30, 1995 ..........................   37,431,493   $28,775,211   $ 46,352  $    --       $        --
                                                            ------------  -----------   --------- ------------  -------------------
Year ended November 30, 1996

Shares issued:
  On exercise of contract employee share options .........   18,050,000     7,180,000
  Private placements for cash ............................      925,000       430,000
  Capital surplus reallocated ............................                     46,352    (46,352)
  Fair value of share options granted to contract employees                 2,219,731
                                                            ------------  -----------   --------- ------------- --------------------
                                                             18,975,000     9,876,083    (46,352)
                                                            ------------  -----------   --------- ------------- --------------------

Balance as at November 30, 1996 ..........................   56,406,493    38,651,294       --         --                --
                                                            ------------  -----------   --------- ------------- --------------------
Year ended November 30, 1997

Shares issued:
  Share split ............................................    4,934,725          --
  On exercise of contract employee share options .........    3,390,000       487,500
  On exercise of warrants ................................      600,000       102,000
  Private placements for cash ............................   14,181,000     2,863,229
  Private placement for consulting services ..............      500,000
     For cash ............................................                        500
     For consulting services .............................                    169,500
  Fair value of share options granted to contract employees                   771,389
  Fair value of share options granted to consultants......                     39,008
  Stock compensation cost ................................                                          (151,612)
  Amortization of stock compensation
  Advances to related party ..............................                                                            (480,236)

                                                             23,605,725     4,433,126
                                                            ------------  -----------   --------- ------------- --------------------

Balance as at November 30, 1997 ..........................   80,012,218    43,084,420       --      (151,612)         (480,236)
                                                            ------------  -----------   --------- ------------- --------------------
Year ended November 30, 1998

Share consolidation                                         (72,010,996)
Shares issued:
  On exercise of warrants for cash .......................      255,000       216,200
  Private placements for cash ............................    2,446,668       372,600
  Private placement for consulting services ..............      125,000       112,500
  Fair value of shares issued for mineral property .......      170,000       289,200
  Amortization of stock compensation .....................                                           151,612
  Cash received on sale of common shares by related party.                                                             225,448
  Uncollected balance recorded as receivable allowance ...                                                             254,788
                                                            ------------  -----------   --------- ------------- --------------------
                                                            (69,014,328)      990,500                151,612           480,236
                                                            ------------  -----------   --------- ------------- --------------------

Balance as at November 30, 1998 ..........................   10,997,890   $44,074,920   $   --    $     --      $        --
                                                            ============  ===========   ========= ============= ====================

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

     At November 30, 1998, the Company had a working capital deficiency of $3,223,756 including a $2,000,000 convertible debenture which is due on July 2, 1999, subject to prior redemption or conversion. The Company did not make a required interest payment of $80,000 on June 30, 1998 and subsequent to year end did not make a required interest payment of $80,000 on December 31, 1998.

     In addition, the Company did not make $342,000 of required mineral claims and option payments for certain of its mineral properties during the year ended November 30, 1998 and therefore the Company's rights to these properties with a carrying value of $947,050 may be adversely affected as a result of this non-payment.

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

     Effective December 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." On an ongoing basis, the Company evaluates each property based on exploration results to date, and considering facts and circumstances such as operating results, cash flows and material changes in the business climate, determines whether any of the properties may be impaired. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows, discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. The adoption of this accounting standard did not have a material effect on the Company's consolidated operating results or financial position.

     During 1998, the Company evaluated its mineral properties and recorded a writedown of $14,464,054 based on this evaluation. The writedown related primarily to deferred exploration and development which was capitalized in previous years and reflects a more conservative on-going carrying value.

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

2. MINERAL PROPERTIES AND DEVELOPMENT

(a) Mineral Properties

     Ester    Dome    Properties,     Fairbanks    Mining    District,    Alaska
     ---------------------------------------------------------             These
     properties,which include the Grant Mine (Burggraf), Range Minerals #1, Range Minerals #2, May/Barelka (St. Paul), and Dobb's properties, make up a contiguous group of claims covering 24 square miles. The Grant Mine (Burggraf) property is subject to payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thererafter. The Range Minerals #1 property is subject to payments of 15% of net profits until $1,500,000 has been paid and 2% of net profits thereafter. The Range Minerals #2 property is subject to annual payments of $50,000, 2% of net smelter returns until $20,000,000 has been paid, and 5% of net profits thereafter. The May/Barelka (St.Paul) property is subject to payments of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter. The Dobb's properties are subject to payments of 15% of net profits until $1,500,000 has been paid and 3% of the net profits thereafter.

     The Company's property holdings in this area were expanded by the acquisition of five additional claims in October 1997, known as the "Alaska Gold" property. On February 6, 1998 the Company entered into an agreement with Placer Dome US Inc. ("PDUS") which provided for PDUS to explore and develop the Company's May/Barelka and Range Minerals properties on Ester Dome. Under the agreement, PDUS was to earn a 51.5% interest by performing a minimum of $10,000,000 of work on the property and purchasing 4,000,000 common shares of the Company with an assigned value of $5,450,000 over a period of five years. During fiscal 1998, the Company received $400,000 in cash as consideration for entering into the agreement and PDUS performed approximately $1,000,000 of work on the property. On November 9, 1998, PDUS exercised its option to terminate the agreement with the Company.

     Ryan Lode Property, Fairbanks Mining District, Alaska
     -----------------------------------------------------
     On December 19, 1997, the Company entered into an Option Agreement with LaTeko Resources Ltd. ("LaTeko") granting Silverado the exclusive right and option to acquire 100% of the Ryan Lode property, which is situated next to the Company's Ester Dome properties near Fairbanks, Alaska, for a total purchase price of $12,000,000. The Company issued 1,000,000 of its common shares (pre-share consolidation) with a fair value of $250,000 based on quoted market values at the time to LaTeko as consideration for granting the right and option to acquire the mineral property. In March of 1998, the Company terminated its option to purchase the property. Costs of $227,449 were incurred during 1998 on the Ryan Lode property. All previously deferred costs were written off during the 1998.

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

     Nolan Properties, Wiseman Mining District, Alaska
     --------------------------------------------------
     These properties, which include the Nolan Placer, Nolan Lode, Thompson's Pup, Dionne (Mary's Bench), and Smith Creek Properties, make up a contiguous group of claims, covering approximately four square miles. The Thompson's Pup property is subject to payments of 3% of net profits on 80% of production.

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

     Property Commitments
     --------------------
     As at November 30, 1998, minimum aggregate future cash expenditures required in the next five years to maintain the properties in good standing are as follows:

     Year    Option Payments       Work Commitment        Total
     ----    ---------------       ---------------     --------
     1999    $       140,000       $       151,500     $291,500
     2000             60,000                50,000      110,000
     2001             60,000                50,000      110,000
     2002             60,000                50,000      110,000
     2003             60,000                50,000      110,000


(b) Claims and Options and Deferred Explorations and Development Expenditures

     Cumulative claims and options and deferred exploration and development expenditures are as follows:


Mineral properties and development
                                                                                                                            Net Book
                                                                                                                               Value
                                                                                                                         November 30
                           Net book value Nov. 30, 1997                    Year ended November 30, 1998                         1998
                           ----------------------------   -------------------------------------------------------------  -----------
                                                            Mineral
                                 Mineral                     claims   Exploration
                                  claims  Exploration    and option           and
                              and option          and  payments and   development
                                payments  development      accruals  expenditures  Recoveries Amortization   Write-down
                              ----------  -----------  ------------  ------------  ---------- ------------   ----------
Alaska
----------------------------
Ester Dome Gold Project       $  315,425  $ 6,414,730  $     299,200  $   230,172  $(400,000) $      --    $ (6,109,527)   $ 750,000
Ryan Lode Gold Project              --        477,858        250,000      227,449       --           --        (955,307)        --
Marshall Dome                    389,758      180,894           --         28,555       --           --        (249,207)     350,000
Nolan Gold Project               751,268    4,863,815         60,000      588,284       --        (43,264)   (5,870,103)     350,000
Hammond Property                  88,650      312,294         80,000       42,598       --           --        (438,542)      85,000
Eagle Creek Royalty Interest      84,963      140,351         10,000          176       --           --        (235,490)        --
Whiskey Gulch                     50,000      166,469           --         39,791       --           --        (206,260)      50,000
Chatanika                           --        110,524           --         13,837       --           --        (124,361)        --
General Properties                  --           --             --          1,001       --           --          (1,001)        --
                              ----------  -----------   ------------  -----------  ---------- ------------ -------------  ----------
                               1,680,064   12,666,935        699,200    1,171,863   (400,000)     (43,264)  (14,189,798)   1,585,000
British Columbia
----------------------------
French Peak                       20,995      261,110          6,126        1,025       --           --        (274,256)      15,000
                              ----------  -----------   ------------  -----------  ---------- ------------ -------------  ----------
                              $1,701,059  $12,928,045   $    705,326  $ 1,172,888  $(400,000) $   (43,264) $(14,464,054)  $1,600,000
                              ==========  ===========   ============  ===========  ========== ============ =============  ==========

3. BUILDINGS, PLANT AND EQUIPMENT

     Buildings, plant and equipment primarily include the mill facility and equipment of the Ester Dome/Grant Mine Gold Project and mining equipment and camp facilities at the Nolan Gold Project.

                                                               Accumulated       1998 Net
                                                     Cost      Depreciation    Book Value
     Grant Mine Mill Equipment                 $  2,076,780   $   (799,282)  $  1,277,498
     Nolan Gold Project Mining Equipment             60,757        (24,579)        36,178
     Mining Equipment                               591,651       (277,917)       313,734
     Other Equipment, Leasehold Improvements        385,597       (188,105)       197,492
                                               ------------   -------------  ------------
                                               $  3,114,785   $ (1,289,883)  $  1,824,902
                                               ============   =============  ============

                                                                Accumulated      1997 Net
                                                     Cost      Depreciation    Book Value
     Grant Mine Mill Equipment                 $  2,248,780   $   (613,486)  $  1,635,294
     Nolan Gold Project Mining Equipment             60,757        (19,553)        41,204
     Mining Equipment                             1,788,132       (602,160)     1,185,972
     Other Equipment, Leasehold Improvements        383,730       (150,224)       233,506
                                               ------------   -------------  ------------
                                               $  4,481,399   $ (1,385,423)  $  3,095,976
                                               ============   =============  ============

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of:
                                                     1998            1997
                                                    --------        --------
     Accounts payable                               $561,902        $334,812
     Accrued interest                                146,666          66,666
     Accrued reclamation expense (Note 9(d))         196,000         196,000
                                                    --------        --------
                                                    $904,568        $597,478
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

     By Special Resolution passed May 25, 1998, the Company increased its authorized capital to 100,000,000 common shares without par value.

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

     In addition, the following director and employee options to purchase common shares were granted in accordance with the provisions of the Company's 1994 Stock Option Plans. These options have vested and are exercisable for a period of ten years from the grant date at the exercise prices stated below, being the market price of the underlying shares at the date of grant of the options.

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
                           =======   ========== ===========

     The weighted average remaining contractual life of the options outstanding at November 30, 1998 was 7 years (1997 - 8 years).

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

     Had the compensation cost for these options been determined based on fair value at the grant dates, consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share for options granted in 1997 and 1996 would have been increased to the pro forma amounts indicated below. The net loss and loss per share for 1998 would not have been materially affected for options granted in 1998.

                                                             1997           1996
                                                       ----------     ----------
     Loss for the year:
          As reported                                  $4,414,772     $4,330,260
          Pro forma                                     4,543,773      4,358,886

     Loss per common share:
          As reported                                       $0.66          $0.88
          Pro forma                                          0.68           0.89


     The estimated weighted average fair value of options granted during 1997 was prepared assuming a risk-free rate of 6% (1996:6%), an expected dividend yield of 0% (1996:0%), an expected volatility of 57% (1996:57%), and a weighted average expected life of nine years (1996:10years). The estimate was made using the Black-Scholes Pricing Model.

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

     The following contract employee stock options were granted, exercised, canceled and expired during the years ended November 30, 1996, 1997, and 1998 and were outstanding at these dates:


                                                                Weighted Average
                                          Number of shares       Exercise Price
                                          ----------------      ----------------
     Outstanding at November 30, 1995             140,512             $     4.55
        Granted                                 2,136,615             $     3.90
        Exercised                              (1,943,846)            $     3.71
        Expired or canceled                       (23,073)            $     7.15
                                          ----------------      ----------------
     Outstanding at November 30, 1996             310,208             $     5.20
        Granted                                   397,385             $     1.67
        Exercised                                (365,077)            $     1.30
        Expired or canceled                      (279,623)            $     5.29
                                          ----------------      ----------------
     Outstanding at November 30, 1997              62,892             $     4.83
        Granted                                      --               $      --
        Exercised                                    --               $      --
        Expired or canceled                       (46,738)            $     4.54
                                          ----------------      ----------------
     Outstanding at November 30, 1998              16,154             $     5.57
                                          ----------------      ----------------

     The weighted average remaining contractual life of the options outstanding at November 30, 1998 was 7 months (1997: 1 months).

     The estimated weighted average fair value of options granted during 1997 was prepared assuming a risk-free rate of 6% (1996: 6%), an expected volatility of 57% (1996: 57%), an expected dividend yield of 0% (1996: 0%) and a weighted average expected life of 3 months (1996: 2 months). The estimate was made using the Black-Scholes Pricing Model.

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
    =========            ========     ==========       =================

     During 1998, the Company issued 170,000 common shares as partial consideration to acquire the Ryan Lode mineral property and the Range Minerals #2 mineral property (note 2). The shares were recorded at a value of $289,200, which is based on the then recent quoted market value, at the time.

     In 1997, the Company issued 50,000 common shares with a fair value of $3.40 per share and agreed to grant options to purchase 50,000 common shares at an exercise price of $2.80 per share exercisable until September 5, 1999, to Millennium Holdings Group Ltd. ("Millennium") as partial consideration for a consulting agreement of September 1997. As at November 30, 1998, there are 50,000 (1997:nil) options outstanding.

     In 1997, the Company estimated the fair value of options which were granted to Millennium in 1998 using the Black-Scholes Pricing Model. This estimate assumed a risk free rate of 6%, an expected volatility of 57%, and a life of two years. The cost of this compensation was recognized over the term of the contract.

     In 1998, the Company issued 125,000 common shares with a fair value of $0.90 per share in exchange for consulting services.

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

     The Tri-Con Group are operations, exploration and development contractors, and have been employed by the Company under contract since 1972 to carry out all its field work and to provide administrative and management services. Under the current contract of January, 1997, work is charged at cost plus 15% for operations and cost plus 25 percent for exploration and development. Cost includes a 15 percent charge for office overhead.
     Services of the directors of the Tri-Con Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Group who are also Directors of the Company are not charged. At November 30, 1998, the Company had paid $363,667 (1997:$366,303) to the Tri-Con Group for exploration, development and administration services to be performed during fiscal 1999 on behalf of the Company.

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

     During fiscal 1998, the Tri-Con Group sold all of the 2,119,934 common shares held in the Company for net proceeds of $225,448. The Company received $225,448 from the Tri-Con Group as part payment of the $480,236 advance receivable at November 30, 1997. The remaining unpaid amount was written-off as a receivable allowance.

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
                ==============

     Income tax expense attributable to net losses for the year ended November 30, 1998 was nil(1997:nil). The differences between the total income tax benefit from operations and the income tax from operations and the income tax expense (benefit) computed using the Federal income tax rate of 34% (1997:34%) were as follows:

                                                           1998         1997         1996
                                                      ------------   -----------  ----------
     Computed "expected" tax benefit                  $  (357,000)   $ (542,600)  $(605,500)
     Tax loss expired during the year                   1,974,900       335,600     927,200
     Change in valuation allowance                      2,940,000      (434,600)   (321,700)
     Change in temporary difference during year        (4,557,900)      641,600        --
                                                      ------------   -----------  ----------
     Effective tax rate                               $         0%   $        0%  $       0%

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
                                                  ==========    ==========


(e) Litigation

     A former employee of the Tri-Con Group has initiated a claim against that company for wrongful dismissal/breach of contract in the amount of $150,000. The Company has been named as a co-defendant in the suit. No provision for this litigation has been made in these financial statements as the amount of the loss, if any, is indeterminable at this time.

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

     (b) On December 12, 1998, the Company cancelled all director and employee options outstanding at November 30, 1998 and granted 3,500,000 new director and employee options to purchase one common share of the Company with an exercise price of $0.10 per common share expiring December 1, 2008.

Item  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
------------------------------

     None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

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

The current executive officers and directors of the Company are:

Name                              Age    Position
----                              ---    --------
Garry L. Anselmo, B.A. (1)         55    Chairman of the Board and Chief
                                          Operating Officer since May 4, 1973;
                                          President and Chief Executive Officer
                                          from May 1, 1979 to November 4, 1994,
                                          and from March 1, 1997 to present.

K. Maxwell Fleming, C.A. (1)  (2)   62   Director since July 24, 1979
James F. Dixon (1)  (2)             51   Director since May 6, 1988
-------------------------------------------------------------------------------
(1)   Members of Silverado's Audit Committee
(2)   Members of Silverado's Compensation Committee

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

Compliance with Section 16 of the Securities Exchange Act. The Company's executive officers and directors are required under Section 16 of the U.S. Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended November 30, 1998 each of its officers and directors timely complied with all filing requirements.

Item 11. Executive Compensation.
--------------------------------

(a) (b) Summary Compensation Table

Annual Long Term Compensation and Compensation Awards
-----------------------------------------------------
Name and                                                                     Securities Underlying
Principal Position          Year    $     Salary ($)  Bonus ($)   Other ($)  Options/SAR's (#)       All Other ($)
------------------          ----    -     ----------  ---------   ---------  -----------------       -------------
Garry L. Anselmo (1) (3)    1998    Cdn   $0          $0          $0                                 $0
Chairman, President,        1997    Cdn   $0          $0          $0                                 $0
CEO & CFO                   1996    Cdn   $0          $0          $0            107,692              $0
                            1995    Cdn   $0          $0          $0                                 $0

J.P. Tangen (1) (2)         1997    Cdn   $  87,060   $0          $259,326                           $0
President, CEO & CFO        1996    Cdn   $ 345,768   $0          $0                                 $0
                            1995    US    $  91,244   $0          $0            200,000              $0
                            1995    Cdn   $ 172,884   $0          $0                                 $0

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

(3) Mr. Anselmo is employed and compensated by Tri-Con Mining Ltd., which provides management and mining exploration and development services for the Company.

(c) (d) Option/SAR Grants and Exercises and Year End Values. During the fiscal year ended November 30, 1998, no stock options were granted to or exercised by any named executive officer. The following table shows the value of unexercised options held at fiscal year-end by each names executive officer.


              # Securities    Exercise                 Value of Unexercised
                Underlying      (Base)                 in-the-money
 Executive     Unexercised       Price    Expiration   Options at
  Officer          Options   ($/share)          Date   November 10, 1998
------------  ------------   ---------    -----------  --------------------
G.L. Anselmo       107,692   $    8.17    Dec.11,2004  $               0.00


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

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

(a) (b) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of December 10, 1998, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock: by each person or group who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock; by all directors; by each executive officer required to be named in the summary compensation table; and by all directors and executive officers as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals.

                                                    Amount and Nature         Percent of
Name/Address of Beneficial Owner                    Beneficial Ownership   Outstanding Shares
------------------------------------------------    --------------------   ------------------
Garry L. Anselmo (1)                                      107,867                 0.9
K. Maxwell Fleming (2)                                     42,799                 0.4
James F. Dixon (3)                                         64,407                 0.5

All Directors and Executive Officers as a group           215,073                 1.8
(three persons)

Tri-Con Group                                                 168                 0.0
Suite 505, 1111 West Georgia Street,
Vancouver, B.C., V6E 4M3

(1) Comprised of 168 shares owned by Tri-Con Mining Ltd., of which Garry Anselmo owns 75%; 107,692 in exercisable stock options, and 7 shares held directly by Mr. Anselmo.

(2)  Includes directors options for 42,691 shares.

(3)  Includes directors options for 48,076 shares.


Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------

     The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. collectively the "Tri-Con Mining Group"; and Anselmo Holdings Ltd., all of which are controlled by a director of the Company, and Kintana Resources Ltd., a company related by virtue of common directors.

     The Tri-Con Group are operations, exploration and development contractors, and have been employed by the Company under contract since 1972 to carry out all its field work and to provide administrative and management services. Under the current contract of January, 1997, work is charged at cost plus 15% for operations and cost plus 25 percent for exploration and development. Cost includes a 15 percent charge for office overhead.
     Services of the directors of the Tri-Con Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Group who are also Directors of the Company are not charged. At November 30, 1998, the Company had paid $363,667 (1997:$366,303) to the Tri-Con Group for exploration, development and administration services to be performed during fiscal 1999 on behalf of the Company.

                                    PART IV

Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  FINANCIAL STATEMENTS

(1) The following financial statements are included in Part II, Item 8 to this report:

     Auditors' Report

     Comments by Auditors for U.S. Readers on Canada - U.S. Reporting Conflict

     Consolidated Balance Sheets at November 30, 1998 and 1997

     Consolidated Statements of Operations and Accumulated Deficit, years ended November 30, 1998, 1997, and 1996

     Consolidated Statements of Cash Flows, years ended November 30, 1998, 1997 and 1996

     Consolidated Statements of Changes in Share Capital, Capital Surplus, Unamortized Stock Compensation expense and Advances to Related Parties, years ended November 30, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

(2)  Financial Statement schedules

     No schedules are presented either because the required information is disclosed elsewhere in the financial statements, or the schedules are not applicable.

(3)  Exhibits required to be filed are listed in Item 14(c).


(b)  REPORTS ON FORM 8-K

     A Form 8-K Current Report dated September 25, 1998 was filed by the Company on December 9, 1998, reporting information pursuant to Item 9. No financial statements were filed with this report.

     A Form 8-K Current Report dated October 23, 1998 was filed by the Company on December 9, 1998, reporting information pursuant to Item 9. No financial statements were filed with this report.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated:


/s/ Garry L. Anselmo                    May 6, 1999
----------------------------------      -----------
Garry L. Anselmo                        Date
Chairman of the Board of Directors

/s/ James F. Dixon                      May 6, 1999
----------------------------------      -----------
James F. Dixon                          Date
Director

/s/ Stuart McCulloch                    May 6, 1999
----------------------------------      -----------
Stuart McCulloch                        Date
Director

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           SILVERADO GOLD MINES LTD.

Date:  May 6, 1999                         By: /s/ G.L. Anselmo
                                           -------------------------------------
                                           G.L. Anselmo, President, CEO, and CFO