Form 10-Q
period 1999-05-31
SILVERADO GOLD MINES LTD
filed 1999-07-14
CIK 731727

FORM 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED May 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                Outstanding at July 1, 1999
--------------------                                 ---------------------------
(Common stock (npv))                                 13,916,557

SILVERADO GOLD MINES LTD.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED)                                               As at
                                                                               May 31,    November 30,
                                                                                1999         1998
                                                                           -------------  --------------
Assets
Current Assets
  Cash                                                                     $       1,827  $        --
  Gold inventory                                                                   8,847        23,448
  Accounts receivable                                                              1,690         3,760
                                                                           -------------- --------------
                                                                                  12,364        27,208

Mineral Properties and Development                                             1,600,000     1,600,000

Buildings, Plant and Equipment                                                 3,107,938     3,114,785
  Less accumulated depreciation                                               (1,441,412)   (1,289,883)
                                                                           -------------- -------------
                                                                               1,666,526     1,824,902

Deferred Financing Fees (net of amortization of $180,038: 1998-$161,438)           5,962        24,562
                                                                           -------------- -------------

                                                                           $   3,284,852  $   3,476,672
                                                                           ============== =============


Liabilities and Shareholders' Equity
Current Liabilities
  Bank indebtedness                                                        $        --    $      4,396
  Accounts payable and accrued liabilities                                       942,005       904,568
  Loans payable                                                                  135,000          --
  Mineral claims payable                                                         338,500       342,000
  Convertible debenture                                                        2,000,000     2,000,000
                                                                           -------------- -------------
                                                                               3,415,505     3,250,964
Shareholders' Equity
  Share capital
  Authorized: 100,000,000 common shares
  Issued and outstanding:  May 31, 1999 - 13,916,557 shares                   44,347,955    44,074,920
                           November 30, 1998 - 10,997,890  shares
  Deficit                                                                    (44,478,608)  (43,849,212)
                                                                           -------------- -------------
                                                                                (130,653)      225,708


                                                                           $   3,284,852  $   3,476,672
                                                                           ============== ==============



See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT                                                 Six month ended
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED)
                                                                     May 31,         May 31,
                                                                      1999            1998
                                                                ---------------  ---------------
Revenue from gold sales .....................................   $       15,859   $       25,542
  Less mining and processing costs ..........................           14,601           26,884
                                                                ---------------  ---------------
Loss from Operations ........................................            1,258           (1,342)

Mineral properties and development expenditures .............          246,316             --

Administrative expenditures .................................          384,338        2,204,745

Loss for the period .........................................         (629,396)      (2,206,087)

Accumulated deficit at beginning of the period ..............      (43,849,212)     (26,910,309)
                                                                ---------------  ---------------

Accumulated deficit at end of the period ....................   $  (44,478,608)  $  (29,116,396)
                                                                ---------------  ---------------

Loss per share ..............................................   $       (0.048   $        (0.27)
                                                                ---------------  ---------------

See accompanying notes to consolidated financial statements.
                                                                      Three Months Ended

                                                                    May 31,          May 31,
                                                                     1999             1998
                                                                ---------------  ---------------

Revenue from gold sales .....................................   $         --     $       11,819
  Less mining and processing costs ..........................             --             10,652
                                                                ---------------  ---------------
Gain (loss) from Operations .................................             --              1,167

Mineral properties and development expenditures .............           71,305             --

Administrative Expenditures .................................          150,212        1,683,069

Loss for the period .........................................         (221,517)      (1,681,902)

Accumulated deficit at beginning of the period ..............      (44,257,091)     (27,434,494)
                                                                ---------------  ---------------

Accumulated deficit at end of the period ....................   $  (44,478,608)  $  (29,116,396)
                                                                ---------------  ---------------

Loss per share ..............................................   $       (0.017)  $        (0.20)
                                                                ---------------  ---------------

See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED)                                       Six month ended

                                                                            May 31,         May 31,
                                                                             1999            1998
                                                                        ---------------  ---------------
CASH PROVIDED BY (USED FOR):

Operations:
Loss for the year ....................................................  $     (629,396)  $   (2,206,087)
Items not involving cash:
     Employment contract expense ....................................             --            448,315
     Depreciation ...................................................          153,029          243,134
     Amortization of deferred financing fees ........................           18,600           18,600
     Loss on disposal of buildings, plant and equipment .............             --             51,715
  Changes in non-cash operating working capital:
     Decrease (increase) in accounts receivable .....................            2,070           (1,703)
     Decrease in gold inventory .....................................           14,601           24,885
     Increase in prepaid expenses paid to related parties ...........             --           (314,885)
     Decrease in mineral claim payable ..............................           (3,500)            --
     Increase in accounts payable and accrued liabilities ...........           37,437           36,215
                                                                        ---------------  ---------------
                                                                              (407,159)      (1,699,811)

Financing:
     Shares issued for cash .........................................          273,035          258,500
     Decrease in payable to related parties .........................             --            464,041
     Increase in loans payable ......................................          135,000           75,000
     Decrease in capital lease obligation ...........................             --            (91,490)
                                                                        ---------------  ---------------
                                                                               408,035          706,051

Investments:
     Mineral claims and options expenditures, net of recoveries .....             --             61,241
     Deferred exploration and development expenditures ..............             --            317,547
     Proceeds from sale of equipment ................................            5,347          611,300
     Purchases of equipment .........................................             --             (1,220)
                                                                        ---------------  ---------------
                                                                                 5,347          988,868

Increase (decrease) in cash ..........................................           6,223           (4,892)
Cash (bank indebtedness) at beginning of the period ..................          (4,396)          20,914
                                                                        ---------------  ---------------

Cash at end of the period ............................................  $        1,827   $       16,022
                                                                        ===============  ===============


Supplemental cash flow information
     Interest paid ..................................................   $         --     $       80,000
                                                                        ---------------  ---------------
     Issue of shares for purchase of mineral property, a non-cash
     investing activity not reflected in the Statements of Cashflows    $         --     $      384,000
                                                                        ---------------  ---------------

See accompanying notes to consolidated financial statements.

SILVERADO GOLD MINES LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED) MAY 31, 1999


  1. Basis of Presentation

     The financial information at May 31, 1999 and for the three month period ended May 31, 1999 and May 31, 1998 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The results of operations for the three month period ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year.

  2. Gold Inventory

     Gold inventory is valued at the lower of weighted average cost or estimated net realizable value. At May 31, 1999 and May 31, 1998, gold is valued at net realizable value.

  3. Mineral Properties and Development

     Mineral claims and options are valued at the net realizable value. Exploration and development expenditures are expensed as incurred. The Company has allowed the French Peak property claims to lapse.

  4. Buildings Plant and Equipment

     Buildings, plant and equipment are stated at cost. Depreciation is provided on buildings, plant and equipment using the straight-line method based on estimated lives of 3 to 20 years.

  5. Accounts Payable

     Accounts payable and accrued liabilities are delineated in the following table:

                                      MAY 31,                  NOVEMBER 30,
                                       1999                       1998
                                  --------------              -------------
     Accounts payable             $      519,339              $     561,902
     Accrued interest                    226,666                    146,666
     Accrued reclamation expenses        196,000                    196,000
                                  ==============              =============
                                  $      942,005              $     904,568
                                  ==============              =============

  6. Convertible Debenture

     In July, 1994, the Company issued a convertible callable debenture with interest payable at the rate of 8.0% per annum on December 31, and June 30, each year. The debenture is unsecured and is due July 2, 1999, subject to prior redemption or conversion. The debenture may be converted in whole or in part by the holder into common shares of the Company at a conversion price of $18.57 U.S. per share ( the "Conversion Price"). In addition, conversion of the debenture may be called by the Company provided that the average trading price of the Company's common stock has exceeded 125% of the Conversion Price for the period of 20 consecutive trading days. Financing fees paid related to the debenture have been deferred and are being amortized on a straight line basis over the debenture term of 60 months. The Company was granted a deferral of these payments based on monthly progress updates until financing is in place. Total interest payable at May 31, 1999, amounting to $226,666 has been recorded as a current liability.

  7. Share Capital

     (a) Common Shares. Authorized: 100,000,000 common shares, without par value.

     (b) Directors Options. The Company has reserved 4,000,000 common shares for issuance, exercisable until August 14, 2004, in accordance with the terms and conditions of its December 12, 1994, Stock Option Plan; and 48,462 common shares for issuance exercisable until June 1, 2002, in accordance with the terms and conditions of its June 1, 1992, Stock Option Plan. The Company accounts for stock compensation arising from options to directors in accordance with APB 25, "Accounting for Stock Issued to Employees".

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

     (d) Warrants. In connection with the private placement of common shares the Company has outstanding on May 31, 1999, warrants for 55,000 common shares exercisable until September, 1999 at an exercise price of $0.17; warrants for 500,000 common shares exercisable until March, 2000 at an exercise price of $0.22; warrants for 556,667 common shares exercisable until June, 2000 at an exercise price of $0.07; warrants for 866,667 common shares exercisable until December, 2000 at an exercise price of $0.20

     (e) Other Share Transactions. The Company has reserved 107,701 common shares for issuance upon the potential conversion of a convertible debenture; and 110,000 common shares for issuance with respect to a potential purchase of property.

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

  10. Subsequent Events

     The Company's  convertible  callable debenture for $2,000,000 with interest
     of  $240,000   vested  on  July  2,  1999.  The  Company  is  currently  in negotiations to restructure its obligation.

-------------------------------------------------------------------------------

Item 2.              MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.


  Six Months 1999 vs. 1998

The Company continued to engage in limited exploration activities during the second quarter of 1999 It received some revenue from sales of existing gold inventory, but received most of its cash from issuance of common shares. Current assets decreased to reflect the decrease in inventory during the quarter, while Buildings, Plant and Equipment were reduced reflecting the sale of equipment. Current liabilities increased as a function of an increase in short-term borrowing. Administrative expenses were reduced reflecting the reduced level of activity. Current expenditures on property development amounted to $246,316.


  Liquidity and Capital Resources at May 31, 1998

During the first six months of 1998 the Company received cash from a private placement of 800,000 common shares, and from the execution of 2,052,000 warrants for common shares previously issued. At May 31, 1999, the Company's cash position remained relatively unchanged at $1,827 as it continued to incur limited expenses.


  Results of Operations


(a) Nolan Gold Project
At the 100% owned Nolan Gold Project in northern Alaska, the Company has resumed its mining activities on known gold bearing zones defined in exploration and development programs conducted in 1998. The Company has prepared operations for gold recovery for the third quarter of this year.


(b) Other Properties
The Company continued to maintain its other properties in good standing, pending further exploration and development, subject to the availability of financing.


------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

Item 4

None.

Item 5 Other Information.

None.

Item 6 Exhibits and Reports on Form 8-K.

During the quarter ended May 31, 1999, the Company filed a Form 8-K on May 3,1999, for an Item 9 Sales of Equity Securities Pursuant to Regulation S. No
financial       statements      were      filed      with      this      report.
-------------------------------------------------------------------------------


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