Form 10-Q
period 1999-08-31
SILVERADO GOLD MINES LTD
filed 1999-10-13
CIK 731727

FORM  10Q

                     SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON, D.C.    20549

 [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTER  ENDED  AUGUST  31,  1999
                                                 -------------------
                                       OR
[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT     OF  1934.

     Commission  file  number  0-12132
                               -------

                            SILVERADO GOLD MINES LTD.
             (Exact name of registrant as specified in its charter)

British  Columbia,  Canada                                   98  -0045034
(State  or  other  jurisdiction
of  incorporation  or  organization)             (I.R.S.  Employer  I.D.  No.)

Suite  505,  1111  West  Georgia  Street
Vancouver,  British Columbia, Canada V6E 4M3             (604) 689-1535
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

Class                                             Outstanding at October 1, 1999
(Common  stock  (npv))                                   14,516,557


SILVERADO  GOLD  MINES  LTD.
CONSOLIDATED  BALANCE  SHEETS
(EXPRESSED  IN  U.S.  DOLLARS)  (UNAUDITED)                                       As  at

                                                                          August 31,   November 30,
                                                                             1999          1998
                                                                          -----------  -------------
Assets
Current Assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       269  $           -
  Gold inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,847         23,448
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .        1,540          3,760
                                                                               10,656         27,208

Mineral Properties and Development . . . . . . . . . . . . . . . . . . .    1,600,000      1,600,000

Buildings, Plant and Equipment . . . . . . . . . . . . . . . . . . . . .    3,107,938      3,114,785
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .   (1,510,639)    (1,289,883)
                                                                            1,597,299      1,824,902

Deferred Financing Fees (net of amortization of $180,038: 1998-$161,438)            -         24,562

                                                                          $ 3,207,955  $   3,476,672
                                                                          -----------  -------------

Liabilities and Shareholders' Equity
Current Liabilities
  Bank indebtedness. . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -  $       4,396
  Accounts payable and accrued liabilities . . . . . . . . . . . . . . .    1,021,740        904,568
  Loans payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      155,000              -
  Mineral claims payable . . . . . . . . . . . . . . . . . . . . . . . .      338,500        342,000
  Convertible debenture. . . . . . . . . . . . . . . . . . . . . . . . .    2,000,000      2,000,000
                                                                            3,515,240      3,250,964
Shareholders' Equity
  Share capital
  Authorized: 100,000,000 common shares
  Issued and outstanding:. . . . . . . . . . . . . . . . . . . . . . . .   44,347,955     44,074,920
    August 31, 1999 - 14,516,557 shares
  Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (44,655,240)   (43,849,212)
                                                                             (307,285)       225,708

                                                                          $ 3,207,955  $   3,476,672
                                                                          -----------  -------------

See accompanying notes to consolidated financial statements.


SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED)
                                                               NINE MONTH ENDED
                                                      AUGUST 31,            AUGUST 31,
                                                         1999                  1998
                                                 --------------------  ---------------------
Revenue from gold sales . . . . . . . . . . . .  $            15,859   $             99,857
  Less mining and processing costs. . . . . . .               14,601                118,883
                                                 --------------------  ---------------------
Loss from Operations. . . . . . . . . . . . . .                1,258                (19,026)

Mineral properties and development expenditures              258,213                      -

Administrative expenditures . . . . . . . . . .              549,073              3,147,159

Loss for the period . . . . . . . . . . . . . .             (806,028)            (3,166,185)

Accumulated deficit at beginning of the period.          (43,849,212)           (26,910,309)
                                                 --------------------  ---------------------

Accumulated deficit at end of the period. . . .  $       (44,655,240)  $        (30,076,494)
                                                 --------------------  ---------------------

Loss per share. . . . . . . . . . . . . . . . .  $            (0.062)                (0.37)
                                                 --------------------  ---------------------

See  accompanying  notes  to  consolidated  financial  statements.

                                                           THREE MONTHS ENDED

                                                      AUGUST 31,            AUGUST 31,
                                                         1999                  1998
                                                 --------------------  ---------------------
Revenue from gold sales . . . . . . . . . . . .  $                 -   $             74,315
  Less mining and processing costs. . . . . . .                    -                 91,999
                                                 --------------------  ---------------------
Gain (loss) from Operations . . . . . . . . . .                    -                (17,684)

Mineral properties and development expenditures               11,897                      -

Administrative Expenditures . . . . . . . . . .              164,735                942,414

Loss for the period . . . . . . . . . . . . . .             (176,632)              (960,098)

Accumulated deficit at beginning of the period.          (44,478,608)           (29,116,396)
                                                 --------------------  ---------------------

Accumulated deficit at end of the period. . . .  $       (44,655,240)  $        (30,076,494)
                                                 --------------------  ---------------------

Loss per share. . . . . . . . . . . . . . . . .  $            (0.013)                (0.11)
                                                 --------------------  ---------------------

See  accompanying  notes  to  consolidated  financial  statements.


SILVERADO  GOLD  MINES  LTD.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED)                                               NINE MONTH ENDED


                                                                             AUGUST 31,               AUGUST 31,
                                                                                1999                     1998
                                                                     --------------------------  --------------------
CASH PROVIDED BY (USED FOR):

Operations:
  Loss for the year . . . . . . . . . . . . . . . . . . . . . . . .  $                (806,028)  $        (3,166,185)
  Items not involving cash:
    Employment contract expense . . . . . . . . . . . . . . . . . .                          -               828,313
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .                    222,250               364,701
    Amortization of deferred financing fees . . . . . . . . . . . .                     24,562                27,900
    Loss on disposal of buildings, plant and equipment. . . . . . .                          -                48,031
  Changes in non-cash operating working capital:
    Decrease (increase) in accounts receivable. . . . . . . . . . .                      2,220                 3,354
    Decrease in gold inventory. . . . . . . . . . . . . . . . . . .                     14,601                24,885
    Increase in prepaid expenses paid to related parties. . . . . .                          -              (372,410)
    Decrease in mineral claim payable . . . . . . . . . . . . . . .                     (3,500)                    -
    Increase in accounts payable and accrued liabilities. . . . . .                    117,172               118,394
                                                                     --------------------------  --------------------
                                                                                      (428,723)           (2,123,017)

Financing:
  Shares issued for cash. . . . . . . . . . . . . . . . . . . . . .                    273,035               366,200
  Shares issued for consulting services . . . . . . . . . . . . . .                          -                75,000
  Decrease in secured advances to related parties . . . . . . . . .                          -               480,236
  Increase in loans payable . . . . . . . . . . . . . . . . . . . .                    155,000                     -
  Decrease in capital lease obligation. . . . . . . . . . . . . . .                          -               (91,490)
                                                                                                 --------------------
                                                                                       428,035               829,946

Investments:
  Mineral claims and options expenditures, net of recoveries. . . .                          -                69,915
  Deferred exploration and development expenditures . . . . . . . .                          -               600,036
  Proceeds from sale of equipment . . . . . . . . . . . . . . . . .                      5,353               611,300
  Purchases of equipment. . . . . . . . . . . . . . . . . . . . . .                          -                (6,729)
                                                                                                 --------------------
                                                                                         5,353             1,274,522

Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . .                      4,665               (18,549)
Cash (bank indebtedness) at beginning of the period . . . . . . . .                     (4,396)               20,914
                                                                     --------------------------  --------------------

Cash at end of the period . . . . . . . . . . . . . . . . . . . . .                    269      $             2,365
                                                                     --------------------------  --------------------

Supplemental cash flow information
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .                         -   $            80,000
                                                                     --------------------------  --------------------

  Issue of shares for purchase of mineral property, a non-cash
    investing activity not reflected in the Statements of Cashflows                         -   $           289,200
                                                                     --------------------------  --------------------

See  accompanying  notes  to  consolidated  financial  statements.

Silverado Gold Mines Ltd.
notes to consolidated financial statements
(expressed in U.S. dollars) (unaudited) August 31, 1999

1.  Basis  of  Presentation

The financial information at August 31, 1999 and for the three month period ended August 31, 1999 and August 31, 1998 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. These consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States. The results of operations for the nine month period ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.  Gold  Inventory

Gold inventory is valued at the lower of weighted average cost or estimated net realizable value. At August 31, 1999 and August 31, 1998, gold is valued at net realizable value.

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

5.  Accounts  Payable

     Accounts payable and accrued liabilities are delineated in the following table:

                                       AUGUST 31,       NOVEMBER 30,
                                         1999               1998
                                         ----               ----
ACCOUNTS  PAYABLE                 $      585,740     $      561,902
ACCRUED  INTEREST                        240,000            146,666
ACCRUED  RECLAMATION  EXPENSES           196,000            196,000
                                $      1,021,740     $      904,568
                                      ==========           ========

6.     CONVERTIBLE  DEBENTURE

In July, 1994, the Company issued a convertible callable debenture with interest payable at the rate of 8.0% per annum on December 31, and June 30, each year. The debenture is unsecured and is due July 2, 1999, subject to prior redemption or conversion. The debenture may be converted in whole or in part by the holder into common shares of the Company at a conversion price of $18.57 U.S. per share ( the "Conversion Price"). In addition, conversion of the debenture may be called by the Company provided that the average trading price of the Company's common stock has exceeded 125% of the Conversion Price for the period of 20 consecutive trading days. Financing fees paid related to the debenture have been deferred and are being amortized on a straight line basis over the debenture term of 60 months. The Company was granted a deferral of these payments based on monthly progress updates until financing is in place.
Total interest payable at August 31, 1999, amounting to $240,000 has been recorded as a current liability.

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

(d) WARRANTS. In connection with the private placement of common shares the Company has outstanding on August 31, 1999, warrants for 500,000 common shares exercisable until March, 2000 at an exercise price of $0.22; warrants for 866,667 common shares exercisable until December, 2000 at an exercise price of $0.20

(e) OTHER SHARE TRANSACTIONS.. The Company has reserved 107,701 common shares for issuance upon the potential conversion of a convertible debenture; and 110,000 common shares for issuance with respect to a potential purchase of property.

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

Silverado Gold Mines Ltd.
notes to consolidated financial statements
(expressed in U.S. dollars) (unaudited) August 31, 1999


ITEM  2.              MANAGEMENT  DISCUSSION  AND  ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

NINE  MONTHS  1999V.  1998
--------------------------
The Company continued to engage in limited exploration activities during the third quarter of 1999 It received some revenue from sales of existing gold inventory, but received most of its cash from issuance of common shares. Current assets decreased to reflect the decrease in inventory during the quarter, while Buildings, Plant and Equipment were reduced reflecting the sale of equipment. Current liabilities increased as a function of an increase in short-term borrowing. Administrative expenses were reduced reflecting the reduced level of activity. Current expenditures on property development amounted to $258,213.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  AUGUST  31,  1999
---------------------------------------------------------
During the first nine months of 1999 the Company received cash from a private placement of 866,667 common shares, and from the execution of 2,052,000 warrants for common shares previously issued. At August 31, 1999, the Company's cash position remained relatively unchanged at $269 as it continued to incur limited expenses.

RESULTS  OF  OPERATIONS
-----------------------
     (a)     NOLAN  GOLD  PROJECT
At the 100% owned Nolan Gold Project in northern Alaska, the Company has resumed its mining activities on known gold bearing zones defined in exploration and development programs conducted in 1998. The Company performed limited operations for gold recovery during the third quarter of this year.

     (b)     OTHER  PROPERTIES
The Company continued to maintain its other properties in good standing, pending further exploration and development, subject to the availability of financing.

                           PART II - OTHER INFORMATION
ITEM  4
-------
None.

ITEM  5     OTHER  INFORMATION.
-------     -------------------
None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.
-------     --------------------------------------
None.

Silverado Gold Mines Ltd.
notes to consolidated financial statements
(expressed in U.S. dollars) (unaudited) August 31, 1999

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