Form 10-K
period 1999-11-30
SILVERADO GOLD MINES LTD
filed 2000-03-14
CIK 731727

FORM 10-K
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  FOR  THE  FISCAL  YEAR  ENDED  NOVEMBER  30,  1999.
                                              -------------------
          Commission  file  number  0-12132
                                    -------
                            SILVERADO GOLD MINES LTD.
             (Exact name of registrant as specified in its charter)
British  Columbia,  Canada                              98-0045034
(State  or  other  jurisdiction             ( IRS Employer ID No.)
of incorporation or organization)

Suite  505,  1111  West  Georgia  Street
Vancouver,  British  Columbia,  Canada  V6E  4M3               (604)  689-1535
------------------------------------------------                --------------
(Address  of  Principal  Executive  Offices)                    (Registrant's
                                                           telephone  number)
Securities  registered  pursuant  to           The Company's Common Stock
section  12(b)  of  the  Act  :                trades on the OTC Bulletin
None                                           Board under the trading symbol
Securities  registered  pursuant  to           SLGLF.OB
section  12(g)  of  the  Act:                  ------------------------------
Common  Shares,  no  par  value                (Name of each exchange on
(Title  of  Class)                              which registered)
--------------------------------------------------------------------------------
Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part  III  of this Form 10-K or any
amendment  to  this  Form  10-K.      [X]

The aggregate market value of voting stock held by non-affiliates on March 8, 2000 was $ 3,492,109

The  number  of  shares  outstanding  on  March  8,  2000  was  15,873,224

Total  number  of  pages,  including  cover  page:  49

PART I

ITEM  1          BUSINESS
-------


FORWARD-LOOKING  STATEMENTS

Certain statements contained herein are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors.

These risks and uncertainties may cause actual outcomes to materially differ from those forecasted or suggested. Where the Company makes statements of expectation or belief as to future outcomes, such expectation or belief is expressed in good faith and believed to have a reasonable basis. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition.

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

Silverado's exploration and development activities are managed and conducted by an affiliated company, Tri-Con Mining Ltd. ("Tri-Con") pursuant to a written operating agreement. Tri-Con is a privately owned corporation controlled by Garry L. Anselmo, who is President, Chairman, CEO and a Director of Silverado.

The Company holds interests in four groups of mineral properties in Alaska. Silverado's main projects are exploration and development of the Ester Dome Gold Project, located 10 miles northwest of Fairbanks, Alaska, and of the Nolan Gold Project, located 175 miles north of Fairbanks, Alaska.

The Ester Dome Project comprises a contiguous group of 1 Federal claim and 52 State claims totaling 2.5 square miles, including the Grant Mine, May / Barelka (St. Paul) and Dobb's Properties, all located within the Fairbanks Mining District in Alaska.

On August 30, 1980 the Company entered into an Option Agreement with Janice B. Taylor granting Silverado the exclusive right and option to acquire 100% of the Range I Property, a property situated on Ester Dome near Fairbanks, Alaska. During 1999, the Company relinquished its rights to this property back to Janice
B.  Taylor.

On August 30, 1980 the Company entered into an Option Agreement with Range Minerals Corporation granting Silverado the exclusive right and option to acquire 100% of the Range II Property, a property situated on Ester Dome near Fairbanks, Alaska. During 1999, the Company relinquished its rights to this property back to Range Minerals Corporation.

During 1999 the Company concentrated its activities on mining The Swede Channel and Workman's Bench, which are located within Nolan Placer. In 1999, the Company's share of total gold recovered from The Swede Channel amounted to 289 ounces, and the Company recovered 112 ounces from Workman's Bench and 44 ounces from old tailings during the same period. The Company reduced the size of its lode claim holdings from 239 in 1998 to 32 at November 30, 1999.

The Whiskey Gulch Property, consisting of four claims adjoining Newmont's "True North" property was acquired by the Company in 1996 to further enhance its Marshall Dome Property by virtue of its proximity to those claims. The Whiskey Gulch Property was sold to a subsidiary of Kinross Gold Corporation on November 9, 1999 for a cash payment of $50,000 and a retained Net Smelter Return payable by Kinross to Silverado in respect to any gold recovered from the property.
Kinross  is  to  pay  Silverado  on  the  following  basis:


PRICE  OF  GOLD          PRODUCTION  ROYALTY
---------------          -------------------

$300.00  or  less        2.0%  of  Net  Smelter  Returns
--------------------     -------------------------------
$300.01  to  $350.00     3.0%  of  Net  Smelter  Returns
--------------------     -------------------------------
$350.01  to  $400.00     3.5%  of  Net  Smelter  Returns
--------------------     -------------------------------
$400.01  and  above      4.0%  of  Net  Smelter  Returns
--------------------------------------------------------

"Price  of  Gold"  is  equal to the average, for a particular year for which Net
--------------------------------------------------------------------------------
Smelter  Returns  are  being  calculated,  of  the  daily  London Bullion Market
--------------------------------------------------------------------------------
Association  P.M. Gold Fixing, as established from time to time during the year.
--------------------------------------------------------------------------------

The French Peak Property consists of four mineral claims totaling approximately one square mile, and is located 40 miles northwest of Smithers, British Columbia. In February 1999, the Company chose to relinquish its interest in this property.

(B)     FINANCIAL  INFORMATION  RE:  INDUSTRY  SEGMENTS

The Company has one operating segment, being mineral exploration, development and mining.

(C)     DESCRIPTION  OF  BUSINESS

The Company's plan of operation is to continue to develop and mine its Nolan properties specifically the Workman's Bench and deep Nolan Channel areas. The Company is planning to mine Workman's Bench this summer with concurrent processing and gold recovery as well as begin development of the upper portion of the Nolan Deep Channel this fall.

During 1998 the Company successfully negotiated an option agreement with Placer Dome U.S. Inc. to conduct exploration and development on 20.5 square miles of the Company's Ester Dome properties. On November 9, 1998, PDUS terminated the agreement with the Company. The Company, subsequently, entered into negotiations with several other companies to possibly joint venture or vend the property.

As the Company was unable to attract outside interest to the Ester Dome project, it subsequently reduced its holdings by relinquishing the Range I and II part of the Ester Dome property back to the owners of those two properties.

The Company plans to continue exploration of its Hammond, St.Paul, Grant, and O'Dea properties. The extent of activity will be dependent on available financing.

On August 4, 1989, Silverado assigned its Eagle Creek Property to Can-Ex Resources (U.S.), Inc. ("Can-Ex") for a 15% net profits interest to a maximum of $5,000,000. On February 19, 1997, Can-Ex was dissolved and the Eagle Creek property became the property of its parent corporation, Kintana Resources Ltd., a company controlled by Garry Anselmo who is President, Chairman, CEO and a Director of Silverado. The Company's royalty interest in the property remains unaffected by this event. There has been no development activity on the property during the year.

In Canada, the Company has allowed its French Peak Property to lapse and does not currently intend to acquire additional property in Canada at this time.

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


(D)     INFORMATION  ABOUT  FOREIGN  AND  DOMESTIC  OPERATIONS
        AND  EXPORT  SALES

The following table sets forth selected financial data for each of Silverado's fiscal years ended November 30, 1999, 1998 and 1997, by country of origin for information purposes only.




                               YEAR ENDED NOVEMBER 30,

                        1999          1998           1997
                    -----------------------------------------
Loss for the year
     Canada. . . .  $  (256,641)  $ (1,469,472)  $(3,594,229)
     United States   (1,192,750)   (15,469,431)     (820,543)
                    -----------------------------------------
                    $(1,449,391)  $(16,938,903)  $(4,414,772)
                    ------------  -------------  ------------

END OF PERIOD

Long-lived assets
     Canada. . . .  $   183,927   $    212,492   $   515,612
     United States    2,484,559      3,212,410    17,209,468
                    -----------------------------------------
                    $ 2,668,486   $  3,424,902   $17,725,080
                    ------------  -------------  ------------

For each of the three years ended November 30, 1999, 1998 and 1997, there have been no transfers between geographic segments, nor have there been export sales. Revenue for each of the three years is from sales of gold inventory derived from the Nolan Gold Project.


ITEM  2          PROPERTIES
-------


(A)  REGISTRANT'S  INTEREST

Silverado  holds  interests  in mineral properties in the State of Alaska.   The
Company has conducted sufficient exploration and development work to delineate 100,652 ounces proven and 132,697 probable ore reserves.

(B)     GENERAL  CHARACTER  AND  TECHNICAL  DESCRIPTION  OF  EACH
        PROPERTY

(1)     NOLAN  GOLD  PROJECT

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

(D)     SMITH  CREEK:
This property, consisting of 35 unpatented Federal placer claims and miscellaneous mining equipment, was purchased in 1993 for $200,000 payable over five years with payments originally scheduled to be completed in 1998. As at November 30, 1999 $120,000 (1998: $60,000) in acquisition costs are in arrears.

(E)     NOLAN  LODE:
This property consists of 32 unpatented Federal lode claims 100 percent owned by Silverado. The lode claims overlie much of the placer properties and extend beyond them.

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

From 1990 to 1993, Silverado conducted reclamation, exploration and development in preparation for commencement of production. Initially, production was carried out on the Thompson's Pup property. Then, in November 1993, the Company commenced production on the Dionne (Mary's Bench) Property. Gold bearing gravels were mined by underground methods from a frozen bench deposit. Since the Winter of 1994/95 almost 14,000 ounces of gold have been recovered by Silverado from these sites, primarily in the form of high-quality nuggets which sell at premium prices. From 1995 to 1997, the Company restricted its activities at Nolan as it refocused its resources on its Ester Dome properties. During this time, the Company substantially reclaimed its previous disturbances During 1998, the Company re-commenced mining operations. The Company concentrated its activities on the Archibald Creek area, located within Nolan Placer. Limited mining on the Swede Channel located within Dionne was also undertaken by a third party. The Company's share of total gold recovered from the Nolan Gold Project in 1998 amounted to 144 ounces.

During 1999, the Company conducted mining operations. Mining on the Swede Channel located within Dionne was completed by a third party. The Company's share of the total gold recovered from the Swede Channel in 1999 was 289 ounces. The Company mined and processed gold from the Workman's Bench area located within Smith Creek. A small part of this area was mined in the last week of the fall mining season (prior to winter freeze-up) and yielded 112 ounces of gold.

(2)     HAMMOND  PROPERTY

The Hammond Property, consisting of 28 Federal placer claims and 36 Federal lode claims covering one and one-half square miles, was acquired by the Company in December 1994. The Company completed a drilling program in 1995 which identified placer gold deposits similar to those on the adjoining Nolan Gold Project. The lode claims also extended the area of interest for exploration for the lode sources of the placer gold. As at November 30, 1999 $160,000 (1998:
$80,000)  in  option  payments  are  in  arrears.

(3)     MARSHALL  DOME  PROPERTY

The Marshall Dome Gold Project, consists of 38 State claims, 35 of which were acquired by the Company in 1995 due to its proximity and similar geological setting to Newmont Mining Company's now Kinross Gold Corporation's "True North" gold property, immediately to the southwest. The remaining three adjacent claims were located and acquired by the Company prior to 1995. The project covers an area of two and one-half square miles, and is located eighteen miles northeast of Fairbanks and is on the same geological trend as the "True North" gold deposit one mile to the southwest, which is being developed by Kinross Gold Corporation.

(4)     WHISKEY  GULCH  PROPERTY

This property, acquired by the Company in 1996, is one-half mile southwest of the Marshall Dome Property and adjoins the "True North" property. During 1999, the Company sold its 100% interest to a subsidiary of Kinross Gold Corporation. The Company retains an overriding Net Smelter Interest (see Item 1 "General Development of Business").

(5)     ESTER  DOME  GOLD  PROJECT

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

(B)     MAY  (ST.  PAUL)  /  BARELKA:
This gold property consists of 22 State mineral claims subject to payments of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter.

(C)     DOBB'S:
This property consists of 1 unpatented Federal mineral claim and 4 State mineral claims subject to payments of 15% of net profits until $1,500,000 has been paid and 3% of the net profits thereafter.

(D)     RANGE  MINERALS  #1:
This property consisted of 6 State mineral claims. During 1999 the Company relinquished its interest in this property.

(E)     RANGE  MINERALS  #2:
This property consists of 419 State mineral claims and one Federal claim. During 1999 the Company relinquished its interest in this property.

(6)  FRENCH  PEAK  PROPERTY

The French Peak property consists of four mineral claims totaling approximately one square mile, located 40 miles northwest of Smithers, British Columbia.
During  1999,  the  Company  relinquished  its  interest  in  this  property.

(C)     GLOSSARY  OF  TECHNICAL  TERMS

DEVELOPMENT.  The  process  following  exploration, whereby a mineral deposit is
------------
further evaluated and prepared for production. This generally involves significant drilling and may include underground work.

DRILLING.  The  process  of  boring  a  hole  in the rock to obtain a sample for
---------
determination of metal content. "Diamond Drilling" involves the use of a hollow bit with diamonds on the cutting surface to recover a cylindrical core of rock. "Reverse Circulation Drilling" involves chips of rock being forced back through the center of the drill pipe using air or water.

EXPLORATION.  The  process of using prospecting, geological mapping, geochemical
-----------
and geophysical surveys, drilling, sampling and other means to detect and perform initial evaluations of mineral deposits.

FEDERAL  LODE  CLAIMS,  FEDERAL  PLACER  CLAIMS.  Mineral claims up to 20 acres,
------------------------------------------------
located on federal land under the U.S. Mining Law of 1872. See below for definitions of "Lode" and "Placer".

GEOCHEMICAL SURVEY.  Sample of soil, rock, silt, water or vegetation analyzed to
-------------------
detect the presence of valuable metals or other metals which may accompany them. E.g., Arsenic may indicate the presence of gold.

GEOPHYSICAL  SURVEY.  Electrical,  magnetic  and  other  means  used  to  detect
--------------------
features  which  may  be  associated  with  mineral  deposits.

GOLD  DEPOSIT.  A  concentration  of  gold  in rock sufficient to be of economic
--------------
interest.

LODE.  Mineral  in  place  in  the  host  rock,  as  in  "lode  gold".
-----

LODE  SOURCE.  The  lode  mineral  deposit  from which placer minerals have been
-------------
derived  by  erosion.

MINERAL  CLAIMS.  General  term  used to describe the manner of land acquisition
----------------
under  which  the  right  to explore, develop and extract metals is established.

PLACER.  Mineral  which  has  been  separated  from  its  host  rock  by natural
-------
processes and is often reconcentrated in streams as "placer deposits" or "placer gold".

RESERVE.  That part of a mineral deposit which could be economically and legally
--------
extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "ore" when dealing with metalliferous minerals.

STATE  CLAIMS.  Mineral claims up to 40 acres, located on State of Alaska lands.
--------------


ITEM  3          LEGAL  PROCEEDINGS
-------

A former employee of the Tri-Con Group has initiated a claim against the Company for wrongful dismissal/breach of contract in the amount of $150,000. The Company has been named as a co-defendant in the suit. No provision for this litigation has been made in the financial statements for the year ended November 30, 1999 as the amount of the loss, if any, is indeterminable at this time.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-------

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------


(A)     MARKET  INFORMATION

Silverado's common stock trades on the OTC Bulletin Board under the symbol SLGLF.OB. The following table indicates the high and low bid prices of the common shares during the periods indicated:

QUARTER  ENDED     HIGH  BID     LOW  BID

Feb  28,  1998     11/32          3/16
May  31,  1998     15/16          1/16
Aug  31,  1998     1  1/32        7/32
Nov  30  1998      11/32          5/32
Feb  28,  1999     1/8            5/64
May  31,  1999     3/16           7/64
Aug  31,  1999     13/64          1/16
Nov  30  1999      1/8            1/16


(B)     HOLDERS  OF  COMMON  SHARES

As at March 6, 2000 there were 3,729 registered holders of Silverado's common shares, approximately 81% of whom were located in the United States.

(C)     DIVIDENDS

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

A taxable capital gain is presently equal to two-thirds of a capital gain (three-quarters prior to February 27, 2000).

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

ITEM  6          SELECTED  FINANCIAL  DATA
-------

The following table sets forth selected financial data for each of Silverado's fiscal years ended November 30, 1999, 1998, 1997, 1996 and 1995.



                                                YEARS ENDED NOVEMBER 30,

                                    1999      1998       1997      1996      1995
                                  000's except per share amounts:
Revenues . . . . . . . . . . . .  $   128   $     58   $   169   $   298   $ 3,053

Loss for the Year. . . . . . . .  $(1,449)  $(16,939)  $(4,415)  $(4,330)  $(4,095)

Loss Per Share . . . . . . . . .  $ (0.11)  $  (1.89)  $ (0.66)  $ (0.88)  $ (1.10)

END OF PERIOD

Assets . . . . . . . . . . . . .  $ 2,759   $  3,477   $18,231   $18,461   $15,140

Gold Inventory (1) . . . . . . .  $    11   $     23   $    49   $   213   $   389

Long term Obligations. . . . . .  $    75   $      -   $ 2,010   $ 2,092   $ 2,395



(1) Gold inventory is valued at the lower of weighted average cost or net realizable value.

ITEM  7   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
-------
          CONDITION  AND  RESULTS  OF  OPERATIONS


LIQUIDITY  AND  CAPITAL  RESOURCES

The table below sets forth Silverado's working capital and liquidity at the dates indicated:


                                                            NOVEMBER 30,

                                                  1999          1998         1997
                                              ------------  ------------  ----------
Cash . . . . . . . . . . . . . . . . . . . .  $         -   $         -   $  20,914
Other current assets . . . . . . . . . . . .       90,502        27,208     423,475
                                              ------------  ------------  ----------

                                                   90,502        27,208     444,389
                                              ------------  ------------  ----------

Bank indebtedness. . . . . . . . . . . . . .       (2,385)       (4,396)          -
Accounts payable and accrued liabilities . .   (1,162,023)     (904,568)   (597,478)
Mineral claims payable . . . . . . . . . . .     (286,500)     (342,000)          -
Loans payable secured by gold inventory. . .      (49,130)            -           -
Current portion of capital lease obligation.            -             -     (81,749)
Convertible debentures, current portion. . .   (2,000,000)   (2,000,000)          -
                                              ------------  ------------  ----------
                                               (3,500,038)   (3,250,964    (679,227)
                                              ------------  ------------  ----------

Working capital (deficiency) . . . . . . . .  $(3,409,536)  $(3,223,756)  $(234,838)
                                              ------------  ------------  ----------

(a)     Liquidity

As at November 30, 1999 the Company has a working capital deficiency of $3,409,536, including a $2,000,000 convertible debenture which matured and became payable on July 2, 1999. The Company has not made required interest payments of $320,000 to December 31, 1999. The Company is also in arrears for $286,500 of required mineral claims and options payments for certain of its mineral properties during 1999 and 1998. As a result, the Company's rights to these properties may be adversely affected.

The Company funded its exploration activities in 1999 by generating $379,445 in capital through private placements and the exercise of options and warrants; receiving $35,642 from the sale of equipment; receiving $127,940 from sale of gold; issuances of a $75,000 convertible debenture; and the receipt of $50,000 cash from the sale of its interest in the Whiskey Gulch Mineral property.

The Company plans to continue to raise capital through private placements and warrant issues. The Company also plans to option to third parties the Ester Dome and Marshall Dome properties, near Fairbanks, Alaska. The Company expects to supplement financing activities with gold sales in fiscal 2000.

The Company has a significant working capital deficiency at November 30, 1999. As of that date, uncertainty as to the Company's ability to meet its liabilities and commitments as they become payable causes doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern and recover the amounts recorded as mineral properties is dependant on its ability to obtain to obtain the continued forbearance of its creditors, to obtain additional financing and / or the entering into a joint venture agreements with third parties in order to complete exploration, development and production of its mineral properties, the continued delineation of reserves on its properties and the attainment of profitable operations. There is no assurance that such items can be obtained by the Company. Failure to obtain these may cause the Company to significantly decrease its level of exploration and operations and to possibly sell or abandon certain mineral properties or capital assets to reduce commitments or raise cash as required.

(b)     Capital  Resources

The Company has minimum aggregate future cash expenditures for work commitments of $50,000 in each of the next five years to maintain one of its properties in good standing in addition to $286,500 of payments in arrears on two properties.

The Company has interest commitments of $320,000 as at December 31, 1999 on a $2,000,000 convertible debenture which has matured and is due and payable. The Company and the debenture holders are in negotiations to extend the debenture.

(c)     Results  of  Operations

NOLAN  GOLD  PROJECT
--------------------

During 1999, mining of the Swede Channel was continued. The Company's share of total gold recovered from the Swede Channel in 1999 was 289 ounces (1998: 144 ounces). Limited mining was also conducted on the Workman's Bench part of the Smith Creek property and the Company recovered 112 ounces from this area. The Company also processed some of the old tailings from the Dionne property which yielded 44 ounces. The Company recovered a total of 445 ounces of gold from the Nolan Gold Project in 1999. The Company also performed reclamation work on the Archibald part of the Nolan Placer property and on the Swede Channel part of the Dionne property.


OPERATING  RESULTS

                              1999      1998      1997
                            --------  --------  --------
Revenue from gold sales. .  $127,490  $ 57,915  $168,924
Operating Costs. . . . . .   254,242   336,244   378,315
                            --------  --------  --------
Loss before other expenses  $126,302  $278,329  $209,391

The Company incurred only limited gold sales in 1999. The Company expects to maintain only minimal inventory until production from its Nolan properties resume in the spring of 2000.

The  price of gold has an impact upon the Company's results of operations.   The
price of gold has maintained a range of $252 to $323 per ounce, down from the 1996 level of $400 per ounce.

OTHER  EXPENSES
---------------

                                     1999        1998         1997
                                  ----------  -----------  ----------
Other Expenses . . . . . . . . .  $1,156,089  $ 2,196,520  $4,205,381
Write down of mineral properties     167,000   14,464,054           -
                                  ----------  -----------  ----------
                                  $1,323,089  $16,660,574  $4,205,381

DURING 1999, THE COMPANY EVALUATED ITS MINERAL PROPERTIES AND RECORDED A WRITE-DOWN OF $167,000 (1998: 14,464,054).

ITEM  8          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-------

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

                                                                           PAGE

Auditors'  Report                                                          F-1

Comments  by  Auditors  for  U.S.  Readers  on  Canada
 - U.S. Reporting Conflict                                                 F-1

Consolidated  Balance  Sheets,  November  30,  1999  and  1998             F-2

Consolidated  Statements  of  Operations  and  Accumulated  Deficit,
Years  Ended  November  30,  1999,  1998,  and  1997                       F-3

Consolidated  Statements  of  Changes  in  Share  Capital                  F-4

Consolidated  Statements  of  Cash  Flows,
Years  Ended  November  30,  1999,  1998  and  1997                        F-5

Notes  to  Consolidated  Financial  Statements                   F-6  to  F-21

No  schedules are presented either because the required information is disclosed
--------------------------------------------------------------------------------
elsewhere  in  the  financial  statements,  or the schedules are not applicable.
--------------------------------------------------------------------------------

AUDITORS'  REPORT

To  the  Shareholders  of  Silverado  Gold  Mines  Ltd.

We have audited the consolidated balance sheets of Silverado Gold Mines Ltd. as at November 30, 1999 and 1998, and the consolidated statements of operations and accumulated deficit, changes in share capital and cash flows for each of the years in the three year period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended November 30, 1999, in accordance with United States generally accepted accounting principles. As required by the Company Act (British Columbia), we report, that in our opinion, these principles have been applied on a consistent basis.


KPMG  LLP
Chartered  Accountants

Vancouver,  Canada
February  25,  2000



COMMENTS  BY  AUDITORS  FOR  U.S.  READERS
ON  CANADA-U.S.  REPORTING  CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in
Note 1(a) to the financial statements. Our report to the shareholders dated February 25, 2000, is expressed in accordance with the Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.


KPMG  LLP
Chartered  Accountants

Vancouver,  Canada
February  25,  2000


SILVERADO GOLD MINES LTD.                                                   F-2
CONSOLIDATED  BALANCE  SHEETS
EXPRESSED  IN  U.S.  DOLLARS


                                                                                 NOVEMBER 30,            NOVEMBER 30,
                                                                                     1999                    1998
                                                                            ----------------------  ----------------------
Assets
Current Assets
  Gold inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $              10,567   $              23,448
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .                 79,935                   3,760
                                                                            ----------------------  ----------------------
                                                                                           90,502                  27,208

Mineral Properties and Development (Note 2). . . . . . . . . . . . . . . .              1,224,200               1,600,000

Buildings, Plant and Equipment (Note 3). . . . . . . . . . . . . . . . . .              2,982,608               3,114,785
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .             (1,538,322)             (1,289,883)
                                                                            ----------------------  ----------------------
                                                                                        1,444,286               1,824,902

Deferred financing fees (net of amortization of $186,000; 1998 - $161,438)                      -                  24,562
                                                                            ----------------------  ----------------------

                                                                            $          2,758,988    $         3,476,672
                                                                            ----------------------  ----------------------

Liabilities and Shareholders' Equity (Deficiency in Assets)

Current Liabilities
  Bank indebtedness. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $               2,385   $               4,396
  Accounts payable and accrued liabilities (Note 4). . . . . . . . . . . .              1,162,023                 904,568
  Mineral claims payable (Note2(a)). . . . . . . . . . . . . . . . . . . .                286,500                 342,000
  Loans payable secured by gold inventory. . . . . . . . . . . . . . . . .                 49,130                       -
  Convertible debentures, current portion (Note 5(a)). . . . . . . . . . .              2,000,000               2,000,000
                                                                            ----------------------  ----------------------
                                                                                        3,500,038               3,250,964

Convertible debentures (Note 5(b)) . . . . . . . . . . . . . . . . . . . .                 75,000                       -

Shareholders' Equity (Deficiency in Assets)
  Share capital (Note 6)
  Authorized: 100,000,000 (1998-100,000,000) common shares
  Issued and outstanding: November 30, 1999 - 15,873,224 shares
    November 30, 1998 - 10,997,890 shares. . . . . . . . . . . . . . . . .             44,454,365              44,074,920
  Shares to be issued. . . . . . . . . . . . . . . . . . . . . . . . . . .                 28,188                       -
  Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (45,298,603)            (43,849,212)
                                                                            ----------------------  ----------------------
                                                                                         (816,050)                225,708
                                                                            ----------------------  ----------------------
                                                                                                -
                                                                            $          2,758,988    $         3,476,672
                                                                            ----------------------  ----------------------

Continuing operations (Note 1(a))
Commitments and contingencies (Notes 2 and 9)
Subsequent events (Note 10)

See  accompanying  notes  to  consolidated  financial  statements.

SILVERADO GOLD MINES LTD.                                                   F-3
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND  ACCUMULATED  DEFICIT


EXPRESSED IN U.S. DOLLARS                                    YEAR ENDED               YEAR ENDED              YEAR ENDED
                                                            NOVEMBER 30,             NOVEMBER 30,            NOVEMBER 30,
                                                                1999                     1998                    1997
                                                       -----------------------  ----------------------  ----------------------
Revenue from gold sales                                $              127,940   $              57,915   $             168,924
Operating costs
  Mining and processing costs                                         227,442                 232,405                 164,835
  Amortization of property and development costs                       26,800                  43,264                       -
  Reclamation expense (Note 9(c))                                           -                  60,575                 213,480
                                                       -----------------------  ----------------------  ----------------------
Loss before the undernoted                                           (126,302)               (278,329)               (209,391)

Other expenses
  Accounting and audit                                                 34,737                  69,054                  93,450
  Amortization of deferred financing fees                              24,562                  37,200                  37,200
  Consulting expense                                                        -                 185,813                  78,945
  Corporate capital taxes                                               5,305                       -                  21,934
  Depreciation                                                        301,408                 378,471                 475,175
  Employment contract expense                                               -                  22,049               1,099,340
  Financing activities                                                      -                       -                 100,847
  General exploration and development                                 182,977                       -                  75,566
  Interest on long term debt                                          165,000                 161,381                 160,000
  Legal                                                                31,612                 145,102                 206,740
  Loss on disposal of buildings, plant and equipment                   43,566                 178,916                   1,557
  Loss (gain) on foreign exchange                                      19,573                 (28,467)                 55,335
  Management salaries                                                       -                       -                  65,744
  Management services from related party (Note 7)                      58,200                 321,513                 992,646
  Office expenses                                                     118,554                 174,910                 239,518
  Other interest and bank charges (net)                                14,535                  29,228                   7,356
  Printing and publicity                                                  625                  38,712                 293,095
  Receivable allowance                                                153,561                 363,667                       -
  Reporting and investor relations                                      1,599                  55,279                  52,576
  Transfer agent fees and mailing expenses                                275                  63,692                 148,357
  Write down of deferred mineral properties                           167,000              14,464,054                       -
                                                       -----------------------  ----------------------  ----------------------
     and development expenditures
                                                                    1,323,089              16,660,574               4,205,381

Loss for the year                                                  (1,449,391)            (16,938,903)             (4,414,772)

Accumulated deficit at beginning of the year                      (43,849,212)            (26,910,309)            (22,495,537)
                                                       -----------------------  ----------------------  ----------------------

Accumulated deficit at end of the year                 $          (45,298,603)  $         (43,849,212)  $         (26,910,309)
                                                       -----------------------  ----------------------  ----------------------

Loss per share (Note 1(g))                             $               (0.11)   $             (1.89)    $            (0.66)
                                                       -----------------------  ----------------------  ----------------------

SILVERADO GOLD MINES LTD.                                                   F-4
CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  SHARE  CAPITAL
EXPRESSED  IN  U.S.  DOLLARS

YEARS  ENDED  NOVEMBER  30,  1999,  1998,  AND  1997


                                                                                                  UNAMORTIZED   ADVANCES TO RELATED
                                                                                                     STOCK       PARTIES SECURED BY
                                                              NUMBER OF           SHARE           COMPENSATION    COMMON SHARES
                                                                SHARES           CAPITAL            EXPENSE       IN THE COMPANY
Balance at November 30, 1996                                  56,406,493   $         38,651,294  $           -   $             -
                                                             ------------  --------------------  --------------  ----------------

Year ended November 30, 1997
  Shares issued:
    Share split                                                4,934,725                      -
    On exercise of contract employee share options             3,390,000                487,500
    On exercise of warrants                                      600,000                102,000
    Private placements for cash                               14,181,000              2,863,229
    Private placement for consulting services:                   500,000
            For cash                                                                        500
            For consulting services                                                     169,500
  Fair value of share options granted to contract employees                             771,389
  Fair value of share options granted to consultants                                     39,008
  Stock compensation cost                                                                             (151,612)
  Advances to related parties                                                                                           (480,236)
                                                             ------------  --------------------  --------------  ----------------
                                                              23,605,725              4,433,126       (151,612)         (480,236)
                                                             ------------  --------------------  --------------  ----------------
Balance as at November 30, 1997                               80,012,218             43,084,420       (151,612)         (480,236)
                                                             ------------  --------------------  --------------  ----------------

Year ended November 30, 1998
  Share consolidation                                        (72,010,996)
  Shares issued:
    On exercise of warrants for cash                             255,000                216,200
    Private placements for cash                                2,446,668                372,600
    Private placement for consulting services:                   125,000                112,500
  Fair value of shares issued for mineral property               170,000                289,200
  Amortization of stock compensation                                                                   151,612
  Cash received on sale of common shares by related party                                                                225,448
  Uncollected balance recorded as a receivable allowance                                                                 254,788
                                                             ------------  --------------------  --------------  ----------------
                                                             (69,014,328)               990,500        151,612           480,236
                                                             ------------  --------------------  --------------  ----------------
Balance as at November 30, 1998                               10,997,890             44,074,920              -                 -
                                                             ------------  --------------------  --------------  ----------------

Year ended November 30, 1999
  Shares issued:
    On exercise of warrants for cash                           4,008,667                250,050
    Private placements for cash                                  866,667                129,395
                                                             ------------  --------------------  --------------  ----------------
                                                               4,875,334                379,445              -                 -
                                                             ------------  --------------------  --------------  ----------------
Balance as at November 30, 1999                               15,873,224   $         44,454,365  $           -   $             -
                                                             ============  ====================  ==============  ================



See  accompanying  notes  to  the  consolidated  financial  statements.


SILVERADO GOLD MINES LTD.                                                        F-5
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
EXPRESSED  IN  U.S.  DOLLARS


                                                                                       YEAR ENDED
                                                                                      NOVEMBER 30,
                                                                                          1999
                                                                               --------------------------
CASH PROVIDED BY (USED FOR):

Operations:
  Loss for the year                                                            $              (1,449,391)
  Items not involving cash:
    Write down of deferred mineral properties and development expenditures                       167,000
    Employment contract expense                                                                        -
    Consulting services expense                                                                        -
    Depreciation                                                                                 301,408
    Amortization of deferred financing fees                                                       24,562
    Loss on disposal of buildings, plant and equipment                                            43,566
    Amortization of mineral properties and development                                            26,800
  Changes in non-cash operating working capital:
    Decrease (increase) in accounts receivable                                                   (76,175)
    Decrease in gold inventory                                                                    12,881
    Decrease in prepaid expenses paid to related parties                                               -
    Increase (decrease) in mineral claim payable                                                 136,500
    Increase in accounts payable and accrued liabilities                                         257,455
                                                                               --------------------------
                                                                                                (555,394)

Financing:
  Bank indebtedness                                                                               (2,011)
  Shares issued for cash                                                                         379,445
  Share subscriptions                                                                             28,188
  Decrease (increase) in secured advances to related parties                                           -
  Increase (decrease) in loans payable secured by gold inventory, net                             49,130
  Increase in convertible debentures                                                              75,000
  Decrease in capital lease obligation                                                                 -

                                                                                                 529,752

Investments:
  Mineral claims and options expenditures, net of recoveries                                     (10,000)
  Deferred exploration and development expenditures, net of recoveries                                 -
  Proceeds from sale of equipment                                                                 35,642
  Purchases of equipment

                                                                                                  25,642


Decrease in cash                                                               $                       -
Cash at beginning of the year                                                                          -
                                                                               --------------------------

Cash at end of the year                                                                               -
                                                                               --------------------------

Supplemental cash flow information
  Interest paid                                                                                       -
                                                                               --------------------------

  Non-cash activities not reflected in the Statements of cashflows:
    Reversal of accrued option payments of a prior year                        $                (192,000)
                                                                               --------------------------

    Issue of shares for purchase of mineral property                                                  -
                                                                               --------------------------

    Issue of shares for consulting services in lieu of payment of cash                                -
                                                                               --------------------------

    Fair value of share options granted to contract employees and consultants                         -
                                                                               --------------------------


                                                                                      YEAR ENDED               YEAR ENDED
                                                                                     NOVEMBER 30,             NOVEMBER 30,
                                                                                         1998                     1997
                                                                               ------------------------  -----------------------
CASH PROVIDED BY (USED FOR):

Operations:
  Loss for the year                                                            $           (16,938,903)  $           (4,414,772)
  Items not involving cash:
    Write down of deferred mineral properties and development expenditures                  14,464,054                        -
    Employment contract expense                                                                 22,049                1,099,340
    Consulting services expense                                                                167,063                   78,945
    Depreciation                                                                               378,471                  475,175
    Amortization of deferred financing fees                                                     37,200                   37,200
    Loss on disposal of buildings, plant and equipment                                         178,916                    1,557
    Amortization of mineral properties and development                                          43,264                        -
  Changes in non-cash operating working capital:
    Decrease (increase) in accounts receivable                                                   4,537                    2,968
    Decrease in gold inventory                                                                  25,427                  164,129
    Decrease in prepaid expenses paid to related parties                                       366,303                  113,656
    Increase (decrease) in mineral claim payable                                               342,000                 (179,000)
    Increase in accounts payable and accrued liabilities                                       382,090                  344,555
                                                                               ------------------------  -----------------------
                                                                                              (527,529)              (2,276,247)

Financing:
  Bank indebtedness                                                                              4,396                        -
  Shares issued for cash                                                                       588,800                3,453,229
  Share subscriptions                                                                                -                        -
  Decrease (increase) in secured advances to related parties                                   480,236                 (480,236)
  Increase (decrease) in loans payable secured by gold inventory, net                                -                  (66,511)
  Increase in convertible debentures                                                                 -                        -
  Decrease in capital lease obligation                                                         (91,490)                 (65,663)
                                                                                -----------------------  -----------------------
                                                                                               981,942                2,840,819

Investments:
  Mineral claims and options expenditures, net of recoveries                                  (276,127)                (109,947)
  Deferred exploration and development expenditures, net of recoveries                        (912,888)              (2,289,654)
  Proceeds from sale of equipment                                                              718,977                        -
  Purchases of equipment                                                                        (5,289)                 (69,526)
                                                                               ------------------------   ----------------------
                                                                                              (475,327)              (2,469,127)


Decrease in cash                                                                               (20,914)              (1,904,555)
Cash at beginning of the year                                                                   20,914                1,925,469
                                                                               ------------------------  -----------------------

Cash at end of the year                                                                             -   $               20,914
                                                                               ------------------------  -----------------------

Supplemental cash flow information
  Interest paid                                                                $                80,000   $              181,436
                                                                               ------------------------  -----------------------

  Non-cash activities not reflected in the Statements of cashflows:
    Reversal of accrued option payments of a prior year                                             -                       -
                                                                               ------------------------  -----------------------

    Issue of shares for purchase of mineral property                           $               289,200                       -
                                                                               ------------------------  -----------------------

    Issue of shares for consulting services in lieu of payment of cash         $               112,500   $              169,500
                                                                               ------------------------  -----------------------

    Fair value of share options granted to contract employees and consultants                       -   $              810,397
                                                                               ------------------------  -----------------------


See  accompanying  notes  to  consolidated  financial  statements.

SILVERADO  GOLD  MINES  LTD.                                                F 6
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

These consolidated financial statements are prepared in conformity with United States generally accepted accounting principles.

(A)     CONTINUING  OPERATIONS

At November 30, 1999, the Company had a working capital deficiency of $3,409,536 including a $2,000,000 convertible debenture which matured on July 2, 1999, but was not repaid. The Company has not made required interest payments on the convertible debenture of $320,000 to December 31, 1999.

In addition, the Company is in arrears of required mineral claims and option payments for certain of its mineral properties at November 30, 1999, in the amount of $286,500 (1998: $342,000) and therefore, the Company's rights to these properties with a carrying value of $315,000 may be adversely affected as a result of this non-payment.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and development and buildings, plant and equipment is dependent on the Company's ability to obtain the continued forbearance of certain creditors, to obtain additional financing to fund its operations and acquisition, exploration and development activities, the discovery of economically recoverable ore on its properties, and the attainment of profitable operations. Current uncertainty with regard to these matters raises substantial doubt about the Company's ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to continue to raise capital through private placements and warrant issues. The Company also plans to option to third parties the Ester Dome and Marshall Dome properties, near Fairbanks, Alaska. Production on the Nolan Placer property is set to begin after the winter thaw in May-June 2000, and the Company expects gold sales to supplement financing activities.

SILVERADO  GOLD  MINES  LTD.                                                F 7
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------

(B)     BASIS  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Silverado Gold Mines Inc., a wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

(C)     GOLD  INVENTORY

Gold Inventory is valued at the lower of weighted average cost and estimated net realizable value. At November 30, 1999, 1998 and 1997, gold inventory is valued at net realizable value. Any write-down of inventory to net realizable value is included in mining and processing costs.

(D)     MINERAL  PROPERTIES  AND  DEVELOPMENT

The Company confines its exploration activities to areas from which gold has previously been produced or to properties which are contiguous to such areas and have demonstrated mineralization. Accordingly, the Company capitalizes the costs of acquiring mineral claims until such time as the properties are placed into production or abandoned. At that time, costs are amortized on a units of production basis or written off.

On an ongoing basis, the Company evaluates each property based on exploration results to date, and considering facts and circumstances such as operating results, cash flows and material changes in the business climate, determines whether any of the properties may be impaired. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows on a discounted rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the costs of disposal.

During 1999, the Company evaluated its mineral properties and recorded a write-down of $167,000 (1998: $14,464,054) based on this evaluation. The write-down for 1998 related primarily to deferred exploration and

SILVERADO  GOLD  MINES  LTD.                                                F 8
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------

development which was capitalized in previous years. Exploration costs and option payments are expensed as incurred commencing in 1998.

The amounts shown for mineral properties and development which have not yet commenced commercial production represent costs incurred to date, net of recoveries from developmental production, and are not intended to reflect present or future values.

Amortization of mineral property costs relating to properties in production is provided during periods of production using the units-of-production method based on an estimated economic life of the ore reserves.

The Company's accounting policy for reclamation expenses is contained in note 9(c).

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

SILVERADO  GOLD  MINES  LTD.                                                F 9
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------

presented. The weighted average number of shares outstanding, for the purpose of loss per share calculations, is as follows:

     Year to November 30, 1999     13,596,272
     Year to November 30, 1998     8,942,186
     Year to November 30, 1997     6,699,956

Loss per share does not include the effect of the potential conversions of options, warrants, and debentures as their effect would be anti-dilutive.

(H)     REVENUE  RECOGNITION

          Gold  sales  are  recognized  when  title  passes  to  the  purchaser.

(I)     ACCOUNTING  FOR  STOCK  BASED  COMPENSATION

The Company uses the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its stock based compensation. Compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock. The Company's accounting policy for stock based incentive plans to contract employees and consultants is contained in Note 6(d).

(J)     USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the amortization and depreciation rates and recoverability of mineral properties and development and buildings, plant and equipment, and the determination of accrued remediation expense. Actual results could differ from those estimates.

(K)     FINANCIAL  INSTRUMENTS

The carrying amounts reported in the balance sheet for accounts receivable, bank indebtedness, accounts payable and accrued liabilities,

SILVERADO  GOLD  MINES  LTD.          F 10
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------

and loans payable secured by gold inventory approximate fair values due to the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for convertible debentures approximate their fair values as they bear interest at rates which approximate market rates.

2.  MINERAL  PROPERTIES  AND  DEVELOPMENT

(A)     MINERAL  PROPERTIES
          Ester  Dome  Properties,  Fairbanks  Mining  District,  Alaska
          --------------------------------------------------------------
These  properties,  which  include  the  Grant Mine (Burggraf), May/Barelka (St.
Paul), and Dobb's properties, and previously included the Range Minerals #1 and Range Minerals #2 properties, make up a contiguous group of claims. The Company's property holdings in this area were expanded by the acquisition of five additional claims in October 1997, known as the "Alaska Gold" property. On February 6, 1998 the Company entered into an agreement with Placer Dome US Inc. ("PDUS") which provided for PDUS to explore and develop the Company's May/Barelka and Range Minerals properties on Ester Dome. Under the agreement, PDUS was to earn a 51.5% interest by performing a minimum of $10,000,000 of work on the property and purchasing $5,450,000 common shares of the Company over a period of five years. During fiscal 1998, the Company received $400,000 in cash and PDUS performed $1,000,000 of work on the property. On November 9, 1998, PDUS exercised its option to terminate the agreement with the Company.

During the year ended November 30, 1999, the Company chose to relinquish its interest in the Range Minerals #1 and Range Minerals #2 mineral properties reducing the Company's holdings to an area of approximately 2.5 square miles. All previous deferred costs related to these mineral properties were written off during 1999.

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

SILVERADO  GOLD  MINES  LTD.          F 11
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------

On November 9, 1999, the Company sold its 100% interest in the Whiskey Gulch mineral property to a subsidiary of Kinross Gold Corporation for $50,000 in cash and a net smelter royalty which escalates from 2.0% to 4.0% depending on the market price of gold. All previous deferred costs were written off during 1999.

Nolan  Properties,  Wiseman  Mining  District,  Alaska
------------------------------------------------------
These properties, which include the Nolan Placer, Nolan Lode, Thompson's Pup, Dionne (Mary's Bench), and Smith Creek Properties, make up a contiguous group of claims, covering approximately four square miles. As at November 30, 1999, payments on the Smith Creek properties totaling $120,000 (1998: $60,000) are in arrears and included in mineral claims payable.

Hammond  Property,  Wiseman  Mining  District,  Alaska
------------------------------------------------------
The Company acquired this two square mile property, adjoining the Nolan Gold Properties, in 1994. As at November 30, 1999, option payments totaling $160,000 (1998: $80,000) are in arrears and included in mineral claims payable.

French  Peak  Property,  Omineca  Mining  District,  British  Columbia
----------------------------------------------------------------------
This property consisted of four mineral claims covering approximately one square mile located 40 miles northwest of Smithers, British Columbia. During the year ended November 30, 1999, the Company chose to relinquish its interest in the French Peak mineral property. All previous deferred costs were written off during 1999.

     Property  Commitments
     ---------------------
As at November 30, 1999, minimum aggregate future cash expenditures for work commitments required in the next five years to maintain the properties in good standing, in addition to amounts accrued as mineral claims payable, are as follows:

Year
2000      $    50,000
2001           50,000
2002           50,000
2003           50,000
2004           50,000

SILVERADO  GOLD  MINES  LTD.          F 12
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------

(B)     MINERAL  CLAIM  EXPENDITURES

Cumulative  claims  expenditures  are  as  follows:

                     Net Book                                                                       Net Book
                     Value                           Year ended November 30, 1999                   Value
                   Nov.  30,  1998                                                                  Nov.  30,  1999
                   ---------------     ---------------------------------------------- -----------   -----------------
                     Mineral claim       Mineral     Recoveries      Amortization     Write-downs
                          payments        claims     /Proceeds
                                     payments and
                                        accruals
                   ---------------     ---------------------------------------------- -----------   -----------------

Alaska
------------------
Ester Dome Gold
   Project . . . .  $  750,000          $(192,000)  $         -      $           -    $   (152,000)   $  406,000
Marshall Dome. . .     350,000                  -             -                  -                -      350,000
Nolan Gold Project     350,000             60,000             -           (26,800)                -      383,200
Hammond Property .      85,000                  -             -                  -                -       85,000
Whiskey Gulch. . .      50,000                  -      (50,000)                  -                -            -
                    ----------          ----------  ------------    --------------     -------------  ----------
                     1,585,000           (132,000)     (50,000)           (26,800)        (152,000)    1,224,200
British Columbia
------------------
French Peak. . . .      15,000                   -            -                  -         (15,000)            -
                    ----------          ----------  ------------    --------------     -------------  ----------
                    $1,600,000          $(132,000)  $   (50,000)    $     (26,800)     $   (167,000)  $1,224,200
                    ==========          ==========  ============    ==============     =============  ==========




3.     BUILDINGS,  PLANT  AND  EQUIPMENT

Buildings, plant and equipment primarily include the mill facility and equipment of the Ester Dome/Grant Mine Gold Project and mining equipment and camp facilities at the Nolan Gold Project.

                                                     Accumulated     1999  Net
                                            Cost     Depreciation   Book Value
                                         ----------  -------------  -----------
Grant Mine Mill Equipment . . . . . . .  $2,076,780  $   1,014,530  $ 1,062,250
Nolan Gold Project Mining Equipment . .      60,757         29,117       31,640
Mining Equipment. . . . . . . . . . . .     459,787        269,665      190,122
Other Equipment, Leasehold Improvements     385,284        225,010      160,274
                                         ----------  -------------  -----------
                                         $2,982,608  $   1,538,322  $ 1,444,286
                                         ----------  -------------  -----------


                                                     Accumulated     1998  Net
                                            Cost     Depreciation   Book Value
                                         ----------  -------------  -----------
Grant Mine Mill Equipment . . . . . . .  $2,076,780  $     799,282  $ 1,277,498
Nolan Gold Project Mining Equipment . .      60,757         24,579       36,178
Mining Equipment. . . . . . . . . . . .     591,651        277,917      313,734
Other Equipment, Leasehold Improvements     385,597        188,105      197,492
                                         ----------  -------------  -----------
                                         $3,114,785  $   1,289,883  $ 1,824,902
                                         ----------  -------------  -----------

SILVERADO  GOLD  MINES  LTD.          F 13
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------


4.     ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

          Accounts  payable  and  accrued  liabilities  consist  of:
                                                           1999           1998
                                                           ----           ----
                                  Accounts payable     $   659,356     $ 561,902
                                      Accrued interest     306,667       146,666
               Accrued reclamation expense (Note 9(c))     196,000       196,000
                                                       -----------     ---------
                                                        $1,162,023     $ 904,568
                                                       -----------     ---------

5.     CONVERTIBLE  DEBENTURES

(A) In July 1994, the Company issued a convertible callable debenture for $2,000,000 with interest payable at the rate of 8.0% per annum on December 31 and June 30 each year. The debenture is unsecured and was due July 2, 1999. The debenture may be converted in whole or in part by the holder into common shares of the Company at a conversion price of $18.57 U.S. per share (the "Conversion Price"). In addition, conversion of the debenture may be called by the Company provided that the average trading price of the Company's common stock has exceeded 125% of the Conversion Price for period of twenty consecutive trading days. Financing fees paid related to the debenture have been deferred and amortized on a straight line basis over the debenture term of 60 months. The Company has not made required interest payments of $320,000 to December 31, 1999. The Company was granted a deferral of these payments based on semi-monthly progress updates until financing is in place. Total interest payable at November 30, 1999, amounting to $306,667 (1998 - $146,666) has been recorded as a current liability.

(B) In February 1999, the Company issued a convertible debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and is due February 28, 2002. The debenture may be converted in whole or in part by the holder into common shares of the Company at a conversion price of $0.40 per share.

6.     SHARE  CAPITAL

(A)     COMMON  SHARES

By special resolution passed on May 21, 1997, the Company subdivided its common shares with each 13 common shares being subdivided into 14 common shares.

SILVERADO  GOLD  MINES  LTD.          F 14
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------


By Special Resolution passed May 25, 1998, the Company consolidated its common shares with each 10 common shares being consolidated into 1 common share. Concurrently, the Company increased its authorized capital to 100,000,000 common shares without par value.

The effect of the 1:10 consolidation during 1998 and the 14:13 share split during 1997 has been retroactively applied to all share capital balances disclosed in this note.

The Company has reserved 295,192 (1998: 107,692) shares for issuance upon the potential conversion of convertible debentures.

(B)     DIRECTOR  AND  EMPLOYEE  OPTIONS

The following director and employee options were granted and canceled during the years ended November 30, 1997, 1998, and 1999 and were outstanding at these dates:


                                Number  of     Weighted  Average
                                    shares    Exercise Price
                                  ----------  ---------------
Outstanding at November 30, 1996    177,692   $          7.33
  Granted. . . . . . . . . . . .     50,769              4.20
                                  ----------  ---------------
Outstanding at November 30, 1997    228,461              6.63
  Granted. . . . . . . . . . . .     10,000              2.80
                                  ----------  ---------------
Outstanding at November 30, 1998    238,461              6.47
  Granted. . . . . . . . . . . .  3,500,000              0.10
  Canceled . . . . . . . . . . .   (238,461)             6.47
                                  ----------  ---------------
Outstanding at November 30, 1999  3,500,000   $          0.10
                                  ----------  ---------------



The weighted average remaining contractual life of the options outstanding at November 30, 1999, was 5 years (1998: 7 years).

The Company accounts for stock compensation arising from options to employee and directors in accordance with APB 25. The exercise price of the options is equal to the market price of the underlying shares on the date of grant of the options. Therefore no compensation cost arises when the options are granted. If, at the time of any alteration to the terms of an option, the market price of the Company's shares exceeds the exercise price of the option at that date, then this excess is credited to share capital and expensed over the term of the service period.

SILVERADO  GOLD  MINES  LTD.          F 15
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------

Had the compensation cost for these employee and director options been determined based on fair value at the grant dates, consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have increased to the pro forma amounts indicated below.

                        1999              1998         1997
                        ----              ----         ----
Loss  for  the  year
     As  reported     $1,449,391     $16,938,403     $4,414,772
     Pro  Forma        1,633,121      16,938,403      4,543,773

                                  1999     1998     1997
                                  ----     ----     ----
Loss  per  common  share
     As  reported                $0.11     $1.89     $0.66
     Pro  Forma                   0.12      1.89      0.88

The estimated weighted average fair value of the options granted was prepared assuming a risk-free rate of 6.5% (1998 and 1997 - 6%), an expected dividend yield of 0% (1998 and 1997 - 0%), an expected volatility of 105% (1998 and 1997
- 57%), and a weighted average expected life of 5 years (1998 and 1997 - 9 years). The estimate was made using the Black-Scholes Pricing Model.

SILVERADO  GOLD  MINES  LTD.          F 16
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------

(C)     WARRANTS

In conjunction with the private placement of common shares, the Company has issued and has outstanding at November 30, 1998 and 1999, the following share purchase warrants. Each share purchase warrant entitles the holder to acquire one common share of the Company.


Balance                        Exercised in Canceled in Outstanding   Exercise Expiry
Nov. 30, 1998  Issued in 1999     1999        1999     Nov. 30, 1999  Price    Date  Notes
-------------  --------------  -----------  ---------  -------------  ------  -----  ------
      215,385               -           -   (215,385)              -  $ 3.90  Mar99
       38,200         343,800    (382,000)         -               -    0.07  Sep99     (1)
       51,000         459,000    (510,000)         -               -    0.07  Sep99     (2)
       36,000         324,000    (360,000)         -               -    0.07  Oct99     (3)
       55,000               -           -    (55,000)              -    1.70  Sep99
      250,000               -           -          -         250,000    2.20  Mar00
      250,000               -           -          -         250,000    2.20  Mar00
      200,000               -    (200,000)         -               -    0.04  Jun00     (4)
      140,000               -    (140,000)         -               -    0.04  Aug00     (5)
      216,667               -    (216,667)         -               -    0.04  Sep00     (6)
      533,334         866,666  (1,400,000)         -               -    0.05  Sep00     (7)
      800,000               -    (800,000)         -               -    0.07  Oct00     (8)
                      866,667           -          -         866,667    0.05  Oct00     (9)
-------------  --------------  -----------  ---------  -------------
    2,785,586       2,860,133  (4,008,667)  (270,385)      1,366,667
-------------  --------------  -----------  ---------  -------------

(1)     Original  exercise  price  changed  from  $0.20 per share to $0.07 per share and an additional  343,800  share  purchase  warrants  granted  to  the  warrant  holder.
(2)     Original  exercise  price  changed  from  $0.20 per share to $0.07 per share and an additional  459,000  share  purchase  warrants  granted  to  the  warrant  holder.
(3)     Original  exercise  price  changed  from  $0.20 per share to $0.07 per share and an additional  324,000  share  purchase  warrants  granted  to  the  warrant  holder.
(4)     Original  exercise  price  changed  from  $0.25  per  share  to  $0.04  per  share.
(5)     Original  exercise  price  changed  from  $0.30  per  share  to  $0.04  per  share.
(6)     Original  exercise  price  changed  from  $0.18  per  share  to  $0.04  per  share.
(7)     Original  exercise  price  changed  from  $0.20 per share to $0.05 per share and an additional  866,666  share  purchase  warrants  granted  to  the  warrant  holder.
(8)     Original  exercise  price  changed  from  $0.20  per  share  to  $0.07  per  share.
(9)     Original  exercise  price  changed  from  $0.20  per  share  to  $0.05  per  share.


(D)     CONTRACT  EMPLOYEE  OPTIONS

From time to time, the Company issues options for the purchase of common shares to selected part-time independent contract employees as sole compensation for contracted services. The options are exercisable either at the date the options are granted, or in increments over the terms of the employment contracts.

The Company accounts for stock compensation arising from these options in accordance with Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Under this statement, stock compensation cost to contract employees is measured at the grant date of the stock option based on the fair value of the award and is recognized over the service period.

SILVERADO  GOLD  MINES  LTD.          F 17
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------

The following contract employee stock options were granted, exercised, canceled and expired during the years ended November 30, 1997, 1998, and 1999 and were outstanding at these dates:


                                Number of    Weighted  Average
                                   shares    Exercise Price
                                  ---------  --------------
Outstanding at November 30, 1996   310,208    $  5.20
Granted. . . . . . . . . . . . .   397,385       1.67
Exercised. . . . . . . . . . . .  (365,077)      1.30
Expired or canceled. . . . . . .  (279,623)      5.29
                                  ---------   -------

Outstanding at November 30, 1997    62,892       4.83
Expired or canceled. . . . . . .   (46,738)      4.54
                                  ---------   -------

Outstanding at November 30, 1998    16,154       5.57
Expired or canceled. . . . . . .   (16,154)      5.57
                                  ---------   -------

Outstanding at November 30, 1999         -    $     -
                                  ---------   -------

The weighted average remaining contractual life of the options outstanding at November 30, 1998 was 7 months (1997 - 1 month). The estimated fair value of the options granted during 1997 was prepared assuming a risk-free rate of 6%, an expected volatility of 57%, an expected dividend yield of 0%, and a weighted average expected life of 3 months. The estimate was made using the Black-Scholes Pricing Model. No such options were issued in 1998 or 1999.

(E)     OTHER  STOCK-BASED  COMPENSATION

In fiscal 1997, the Company issued 50,000 common shares with a fair value of $3.40 per share and agreed to grant options to purchase 50,000 common shares at an exercise price of $2.80 per share exerciseable until September 5, 1999 to Millennium Holdings Group Ltd. ("Millennium") as partial consideration for a consulting agreement dated September 1997. As at November 30, 1999, there are nil (1998 - 50,000; 1997 - nil) options outstanding.

SILVERADO  GOLD  MINES  LTD.          F 18
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------

In fiscal 1997, the Company estimated the fair value of the options which were granted to Millennium in 1998 using the Black-Scholes Pricing Model. This estimate assumed a risk free rate of 6%, an expected volatility of 57%, and a life of two years. The cost of this compensation was recognized over the term of the contract, being one year.

In fiscal 1998, the Company issued 125,000 common shares with a fair value of $0.90 per share in exchange for consulting services.


7.     RELATED  PARTY  TRANSACTIONS

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. collectively the "Tri-Con Mining Group"; and Anselmo Holdings Ltd., all of which are controlled by a director of the Company, and Kintana Resources Ltd., a company related by virtue of common directors.

The Tri-Con Group are operations, exploration and development contractors, and have been employed by the Company under contract since 1972 to carry out all its field work and to provide administrative and management services. Under the current contract of January, 1997, work is charged at cost plus 15% for operations and cost plus 25 percent for exploration and development. Cost includes a 15 percent charge for office overhead. Services of the directors of the Tri-Con Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Group who are also Directors of the Company are not charged. At November 30, 1999, the Company had paid $241,265 (1998 - $363,667) to the Tri-Con Group for exploration, development and administration services to be performed during fiscal 2000 on behalf of the Company. The amounts have been written-off in the respective years as a receivable allowance.

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including

SILVERADO  GOLD  MINES  LTD.          F 19
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------

interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:


                                                                  1999        1998         1997
                                                                ---------  -----------  -----------
Operations and Field Services. . . . . . . . . . . . . . . . .  $ 24,562   $  192,706   $  277,479
Exploration and Development Services . . . . . . . . . . . . .   214,211    1,160,169    2,190,240
Administrative and Management Services . . . . . . . . . . . .    58,200      321,513      992,646
                                                                ---------  -----------  -----------
                                                                $296,973   $1,674,388   $3,460,365
                                                                ---------  -----------  -----------

Amount of total charges in excess of Tri-Con
 costs incurred. . . . . . . . . . . . . . . . . . . . . . . .  $ 54,526   $  248,858   $  395,240
                                                                ---------  -----------  -----------


Excess amount charged as a percentage of actual costs incurred      24.0%        17.5%        12.8%
                                                                ---------  -----------  -----------



During fiscal 1997, the Company advanced $480,236 to the Tri-Con Group secured by that portion of the 2,119,834 common shares of the Company owned by Tri-Con.

During fiscal 1998, the Tri-Con Group sold all of the 2,119,934 common shares held in the Company for net proceeds of $225,448. The Company received $225,448 from the Tri-Con Group as part payment of the $480,236 advance receivable at November 30, 1997. The remaining unpaid amount was written off as a receivable allowance.

8.     INCOME  TAXES

Tax effects of temporary differences that give rise to deferred tax assets at November 30, 1999 and 1998 are as follows:


                                                           1999          1998
                                                       ------------  ------------
Net operating loss carry forwards . . . . . . . . . .  $ 9,849,000   $ 9,844,000
Valuation allowance . . . . . . . . . . . . . . . . .   (9,479,000)   (9,213,000)
                                                       ------------  ------------
Net deferred tax assets . . . . . . . . . . . . . . .      370,000       631,000
Deferred tax liability
Temporary differences arising from mineral properties
 and building, plant and equipment. . . . . . . . . .     (370,000)     (631,000)
                                                       ------------  ------------
Net deferred tax asset. . . . . . . . . . . . . . . .  $         -   $         -
                                                       ------------  ------------


SILVERADO  GOLD  MINES  LTD.          F 20
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------

At November 30, 1999, the Company has the following losses carried forward available to reduce future years' income for U.S. income tax purposes. The tax effect of these losses has not been recorded in the accounts.

                                      Available Until     Losses Carried Forward
                                      ---------------     ----------------------
                                               2000     $    1,235,000
                                               2001          2,749,000
                                               2002          1,178,000
                                               2003          1,504,000
                                               2004          1,161,000
                                               2005            742,000
                                               2006            431,000
                                               2007            747,000
                                               2008          2,101,000
                                               2009          2,011,000
                                               2010          2,786,000
                                               2011          1,781,000
                                               2012          1,596,000
                                               2013          1,050,000
                                               2014            658,000
                                    ---------------     ----------------------
                                                        $   21,730,000
                                    ---------------     ----------------------

Income tax expense attributable to net losses for the year ended November 30, 1999 was $nil (1998 and 1997: $nil). The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (1998 and 1997: 34%) to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                                     1999         1998          1997
                                  ----------  ------------  ------------
Computed "expected" tax benefit.  $(493,000)  $(5,759,000)  $(1,501,000)
Tax loss expired during the year    227,000       186,000       336,000
Change in valuation allowance. .    266,000     5,573,000     1,165,000
                                  ----------  ------------  ------------
Income tax provision . . . . . .  $       -   $         -   $         -
                                  ----------  ------------  ------------


SILVERADO  GOLD  MINES  LTD.          F 21
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------

9.     COMMITMENTS  AND  CONTINGENCIES

(A)     OFFICE  LEASE

On January 20, 1994, the Company entered into a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rental of $120,000 (Cdn) including operating costs.


(B)     SEVERANCE  AGREEMENTS  WITH  DIRECTORS

The Company has entered into compensation agreements with the three directors of the Company. The agreements provide for severance arrangements where a change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the directors aggregates $4,200,000 (1998:
$4,200,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

(C)     RECLAMATION

The Company's operations are affected by Federal, state, provincial and local laws and regulations regarding environmental protection. The Company estimates the cost of reclamation based primarily upon environmental and regulatory requirements. These costs are accrued annually and the accrued liability is reduced as reclamation expenditures are made. Details of the Company's accrued liability at November 30, 1999 and 1998 are as follows:


                              1999      1998
                            --------  ---------
Balance, beginning of year  $196,000  $196,000
Cost incurred in year. . .         -   (60,575)
Amount expensed in year. .         -    60,575
                            --------  ---------
Balance, end of year . . .  $196,000  $196,000
                            ========  =========

(D)     LITIGATION

A former employee of the Tri-Con Group has initiated a claim against the Company for wrongful dismissal/breach of contract in the amount of $150,000. The Company has been named as a co-defendant in the suit. No provision for this litigation has been made in these financial statements and the amount of the loss, if any, would be accounted for prospectively.

SILVERADO  GOLD  MINES  LTD.          F 22
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)
YEARS  ENDED  NOVEMBER  30,  1999,  1998  AND  1997
---------------------------------------------------


10.     SUBSEQUENT  EVENTS

(a) On February 18, 2000, 866,667 share purchase warrants were exercised at a price of $0.05 per share and the Company issued 866,667 common shares from treasury for proceeds of $43,333.

(b) Subsequent to year end the Company issued an additional 2,000,000 common share purchase warrants, to a warrant holder from a previous private placement, at an exercise price of $0.04 per share expiring June 23, 2000.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE
------    ----------------------------------------------------------------------

None

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
---------     --------------------------------------------------------

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

The  current  executive  officers  and  directors  of  the  Company  are:

 Name                     Age    Position
-----                     ---    --------
Garry  L.  Anselmo(1)     56     Chairman  of  the  Board  and Chief Operating
                                 Officer  since  May  4,  1973; President and
                                 Chief Executive Officer from May 1,
                                 1979  to  November  4,  1994,  and  from
                                 March  1,1997  to  present.
James  F.  Dixon(1)(2)    52     Director  since  May  6,  1988
Stuart C. McCulloch(1)(2) 64     Director  since  December  14,  1998
_____________

     (1)   Members  of  Silverado's  Audit  Committee
     (2)   Members  of  Silverado's  Compensation  Committee

(C)     SIGNIFICANT  EMPLOYEES.  Not  applicable  to  reporting  registrant.

(D) FAMILY RELATIONSHIPS. There are no family relationships among any of the Company's officers and/or directors.

(E)     BUSINESS  EXPERIENCE  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS.

     Mr. Anselmo is presently the Chairman of the Board of Directors, President, Chief Executive and Chief Financial Officer of The Company. He is also the Chairman, Chief Executive Officer and Chief Financial Officer of its wholly owned subsidiary, Silverado Gold Mines Inc. He resumed his duties as President, Chief Executive Officer, and Chief Financial Officer of the Company on March 1, 1997, after transferring those duties to J.P. Tangen from November 1, 1994, until March 1, 1997. Prior to the arrival of Mr. Tangen, he held those duties from May of 1973. Mr. Anselmo founded Tri-Con Mining Ltd., a private mining service company, in 1968, and is currently a shareholder, Director, and President of Tri-Con. He is also Chairman and a Director of Tri-Con's United States operating subsidiaries, Tri-Con Mining Inc. and Tri-Con Mining Alaska, Inc.

Mr.  Dixon  is  a Director of the Company and its U.S. subsidiary Silverado
Gold Mines Inc. Mr. Dixon holds a Bachelor of Commerce Degree and has been engaged in the practice of law since 1973. He is a lawyer and a partner in the law firm of Shandro Dixon Edgson, Barristers and Solicitors, of Vancouver, British Columbia.

     Mr. McCulloch is a Director of the Company and its U.S. subsidiary. Mr. McCulloch retired as District Manager from Canada Safeway in January, 1991.

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS. During the past five years, no director or executive officer of the Company has been involved in legal proceedings of the nature required to be disclosed by this Item.

(G)     PROMOTERS  AND CONTROL PERSONS.  Not applicable to reporting registrant.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT. The Company's executive officers and directors are required under Section 16 of the U.S. Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended November 30, 1999 each of its officers and directors timely complied with all filing requirements.

ITEM  11.     EXECUTIVE  COMPENSATION.
---------     -----------------------

(A)  (B)     SUMMARY  COMPENSATION  TABLE

      Annual  Compensation  Long Term Compensation  Awards
      ----------------------------------------------------

Name  and                                                                    Securities  Underlying
Principal Position     Year    $     Salary($)       Bonus($)    Other($)       Options/SAR's(#)      All Other($)
-------------------    ----    -     -----------    ----------   --------    ---------------------   ------------
Garry  L. Anselmo (1)  1999    Cdn   $0              $0         $0           2,000,000               $0
Chairman,  President,  1998    Cdn   $0              $0         $0                                   $0
CEO  &  CFO            1997    Cdn   $0              $0         $0                                   $0

(1) Mr. Anselmo is employed and compensated by Tri-Con Mining Ltd., which provides management and mining exploration and development services to the Company.

(C) (D) OPTION/SAR GRANTS AND EXERCISES AND YEAR END VALUES. During the fiscal year ended November 30, 1999, 2,000,000 stock options were granted to or exercised by the above named executive officer. The following table shows the value of unexercised options held at fiscal year-end by each named executive officer.

                   #Securities  Percent of Total
                   Underlying   Options Granted     Exercise                       Grant Date
                   Unexercised  to Employees in   (Base) Price                    Present Value $
Executive Officer    Options      Fiscal Year       ($/share)    Expiration Date       (1)
-----------------  -----------  ----------------  -------------  ---------------  ---------------

G.L. Anselmo        2,000,000   57%                $0.10         December 1, 2004  $104,990
-------------------------------------------------------------------------------------------

(1) The grant date present value was estimated using the Black-Scholes Option Pricing Model. The estimated weighted average fair value of the options granted is prepared assuming a risk-free rate of 6.5%, an expected dividend yield of 0%, an expected volatility of 105%, and a weighted average expected life of 5 years.

(E)  (F)     LONG-TERM  INCENTIVE  PLANS AND DEFINED BENEFIT PLANS.  The Company
does not have any long-term incentive plans, pension plans, or similar compensatory plans for its Executive Officers.

(G) COMPENSATION OF DIRECTORS. Directors of the Company receive no fees on an annual or per meeting basis, but the Company has periodically granted to directors Options to purchase Common Shares.

(H)     EMPLOYMENT  CONTRACTS  AND  TERMINATION  AND  CHANGE  IN  CONTROL
     ARRANGEMENTS.

   The Company has entered into compensation agreements with the three directors of the Company. The agreements provide for severance arrangements where change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the directors aggregates $4,200,000 (1998: $4,200,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

(I) REPORT ON REPRICING OF OPTIONS/SAR'S. During the fiscal year ended November 30, 1999, the Company canceled 107,692 stock options previously awarded to Garry L. Anselmo. These options had an exercise price of $8.17 and were to expire December 12, 2004. The Company granted 2,000,000 stock options with an exercise price of $0.10 expiring December 1, 2004. The exercise price is equal to the market value of the underlying securities at the date of grant.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
---------     -----------------------------------------------------------------

(A)  (B)     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of February 29, 2000, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock: by each person or group who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock; by all directors; by each executive officer required to be named in the summary compensation table; and by all directors and executive officers as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals.




                                             AMOUNT AND NATURE         PERCENT OF
NAME/ADDRESS OF BENEFICIAL OWNER          OF BENEFICIAL OWNERSHIP  OUTSTANDING SHARES
----------------------------------------  -----------------------  ------------------

Garry L. Anselmo (1) . . . . . . . . . .   2,000,175                 0.9
James F. Dixon (2) . . . . . . . . . . .    717, 331                0.5
All Directors and Executive Officers as
a group. . . . . . . . . . . . . . . .                              0.0
Tri-Con Group
Suite 505, 1111 West Georgia Street,
Vancouver, B.C., V6E 4M3 . . . . . . . .         168                0.0


(1)     Comprised  of 168 shares owned by Tri-Con Mining Ltd., of which Garry Anselmo owns  75%;  2,000,000 in exercisable stock options, and 7 shares held directly by Mr.
Anselmo.

(2)     Includes  directors  options  of  700,000  shares.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
---------     --------------------------------------------------

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc., collectively the "Tri-Con Mining Group" and Anselmo Holdings Ltd., all of which are controlled by a director of the Company, and Kintana Resources Ltd., a company related by virtue of common directors.

The Tri-Con Mining Group are operations, exploration and development contractors, and have been employed by the Company under contract since 1972 to carry out all its field work and to provide administrative and management services. Under the current contract of January, 1997, work is charged at cost plus 15% for operations and cost plus 25% for exploration and development. Costs includes a 15% charge for office overhead. Services of the directors of the Tri-Con Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Group who are also Directors of the Company are not charged. At November 30, 1999, the Company had paid $241,265 (1998: $363,667) to the Tri-Con Group for exploration, development and administration services to be performed during fiscal 2000 on behalf of the Company. The amounts have been written-off in the respective years as a receivable allowance.

                                     PART IV

ITEM  14     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES
--------     ------------------------------------------

(a)     FINANCIAL  STATEMENTS

(1) The following financial statements are included in part II, Item 8 to this report:

Auditors'  Report

Comments  by  Auditors  for  U.S.  Readers  on  Canada - U.S. Reporting Conflict

Consolidated  Balance  Sheets  at  November  30,  1999  and  1998

Consolidated Statements of Operations and Accumulated Deficit, years ended November 30, 1999, 1998 and 1997

Consolidated Statements of Cash Flow, years ended November 30, 1999, 1998, and 1997

Consolidated Statements of Changes in Share Capital, years ended November 30, 1999, 1998 and 1997

Notes  to  Consolidated  Financial  Statements

(2)     Financial  Statement  Schedules

     No schedules are presented either because the required information is disclosed elsewhere in the financial statements, or the schedules are not applicable.

(3)     Exhibits  required  to  be  filed  are  listed  in  Item  14  (c  )

(b)     REPORTS  ON  FORM  8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ending November 30, 1999.

(c  )     EXHIBITS
       None.

                                POWER OF ATTORNEY
                                -----------------


KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints G.L. Anselmo his true and lawful attorney-in-fact and agent, with full power of substitution and restitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.



/s/  James  F.  Dixon                         March  8,  2000
---------------------                         ---------------
James  F.  Dixon                              Date
Director



/s/  Stuart  C.  McCulloch                    March  8,  2000
--------------------------                    ---------------
Stuart  C.  McCulloch                         Date
Director

Pursuant to the requirements of Section 1 of 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SILVERADO  GOLD  MINES  LTD.

BY:     /s/  G.L.  Anselmo                    Date:     March  9,  2000
        ------------------
     G.L.  Anselmo,  President,  Chairman,
     C.E.O.