Form 10-Q
period 2000-02-29
SILVERADO GOLD MINES LTD
filed 2000-04-14
CIK 731727

FORM 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.    20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 29, 2000
                                                 ---------------------
                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT     OF  1934.

     Commission  file  number  0-12132
                               -------

                            SILVERADO GOLD MINES LTD.
             (Exact name of registrant as specified in its charter)

British  Columbia,  Canada                                   98  -0045034
-------------------------------------                 -------------------------
(State  or  other  jurisdiction                       (I.R.S. Employer I.D. No)
of  incorporation  or  organization)

Suite  505,  1111  West  Georgia  Street
Vancouver,  British Columbia, Canada V6E 4M3       (604) 689-1535
--------------------------------------------   -------------------------------
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

Yes  [X]   No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding  at April 10, 2000
----------------------------------                ------------------------------
(Common  stock  (npv))                                   25,089,891


SILVERADO  GOLD  MINES  LTD.
CONSOLIDATED  BALANCE  SHEETS
(EXPRESSED  IN  U.S.  DOLLARS)  (UNAUDITED)                                   AS  AT
                                                              FEBRUARY 29,               NOVEMBER 30,
                                                                      2000                 1999
                                                               -------------------  -------------------
Assets
Current Assets
  Gold inventory. . . . . . . . . . . . . . . . . . . . . . .  $           10,567   $           10,567
  Accounts receivable . . . . . . . . . . . . . . . . . . . .              86,741               79,935
                                                                           97,308               90,502

Mineral Properties and Development, net . . . . . . . . . . .           1,224,200            1,224,200

Buildings, Plant and Equipment. . . . . . . . . . . . . . . .           2,982,608            2,982,608
  Less accumulated depreciation . . . . . . . . . . . . . . .          (1,627,976)          (1,538,322)
                                                               -------------------  -------------------
                                                                        1,354,632            1,444,286

                                                               $        2,676,140   $        2,758,988
                                                               -------------------  -------------------

Liabilities and Shareholders' Equity
Current Liabilities
  Bank indebtedness . . . . . . . . . . . . . . . . . . . . .  $           47,235   $            2,385
  Accounts payable and accrued liabilities (note 5) . . . . .           1,338,720            1,162,023
  Loans payable . . . . . . . . . . . . . . . . . . . . . . .              49,130               49,130
  Mineral claims payable. . . . . . . . . . . . . . . . . . .             286,500              286,500
  Convertible debenture, current portion. . . . . . . . . . .           2,000,000            2,000,000
                                                               -------------------  -------------------
                                                                        3,721,585            3,500,038

Long Term Liabilities
  Convertible debenture (Note 6). . . . . . . . . . . . . . .              75,000               75,000
Shareholders' Equity
  Share capital
  Authorized: 100,000,000 common shares
  Issued and outstanding:
    February 29, 2000 - 15,873,224 shares . . . . . . . . . .          44,454,365           44,454,365
    November 30, 1999 - 15,873,224  shares
  Shares to be issued . . . . . . . . . . . . . . . . . . . .              72,333               28,188
  Deficit . . . . . . . . . . . . . . . . . . . . . . . . . .         (45,647,143)         (45,298,603)
                                                                       (1,120,445)            (816,050)
                                                               -------------------  -------------------

                                                               $        2,676,140   $        2,758,988
                                                               -------------------  -------------------


See accompanying notes to consolidated financial statements.


SILVERADO  GOLD  MINES  LTD.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                  (EXPRESSED IN U.S. DOLLARS) (UNAUDITED)
                                                                                  THREE MONTHS ENDED
                                                                            FEBRUARY 29,             FEBRUARY 28,
                                                                                2000                     1999
                                                                     --------------------------  --------------------
CASH PROVIDED BY (USED FOR):

Operations:
  Loss for the period . . . . . . . . . . . . . . . . . . . . . . .  $                (348,540)  $          (407,879)
  Items not involving cash:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .                     89,654                75,694
    Amortization of deferred financing fees . . . . . . . . . . . .                          -                 9,300
  Changes in non-cash operating working capital:
    Increase in accounts receivable . . . . . . . . . . . . . . . .                     (6,806)               (4,083)
    Decrease in gold inventory. . . . . . . . . . . . . . . . . . .                          -                14,601
    Decrease (increase) in prepaid expenses paid to related parties                          -                94,360
    Increase in accounts payable and accrued liabilities. . . . . .                    176,697                 1,027
                                                                     --------------------------  --------------------
                                                                                       (88,995)             (216,980)

Financing:
  Bank indebtedness . . . . . . . . . . . . . . . . . . . . . . . .                     47,235                     -
  Shares issued for cash. . . . . . . . . . . . . . . . . . . . . .                          -               129,600
  Share subscriptions received. . . . . . . . . . . . . . . . . . .                     44,145                     -
  Increase in loans payable . . . . . . . . . . . . . . . . . . . .                          -                88,795
                                                                     --------------------------  --------------------
                                                                                        91,380               218,395

Investments:
  Proceeds from sale of equipment . . . . . . . . . . . . . . . . .                          -                 6,846
                                                                     --------------------------  --------------------
                                                                                             -                 6,846

Increase (decrease) in cash . . . . . . . . . . . . . . . . . . . .                      2,385                 8,261
Cash (bank indebtedness) at beginning of the period . . . . . . . .                     (2,385)               (4,396)
                                                                     --------------------------  --------------------

Cash at end of the period . . . . . . . . . . . . . . . . . . . . .                         -   $             3,865
                                                                     --------------------------  --------------------


See accompanying notes to consolidated financial statements.


SILVERADO  GOLD  MINES  LTD.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
AND ACCUMULATED DEFICIT
(EXPRESSED  IN  U.S.  DOLLARS)  (UNAUDITED)                                THREE MONTHS ENDED
                                                                   FEBRUARY 29,            FEBRUARY 28,

                                                                       2000                   1999
                                                              ----------------------  ---------------------
Revenue from gold sales. . . . . . . . . . . . . . . . . . .  $                   -   $             15,859
  Less mining and processing costs . . . . . . . . . . . . .                      -                 14,600
                                                              ----------------------  ---------------------
Loss from Operations . . . . . . . . . . . . . . . . . . . .                      -                  1,259

Exploration and development expenditures . . . . . . . . . .                      -                175,011

Administrative expenditures. . . . . . . . . . . . . . . . .                348,540                234,127
                                                              ----------------------  ---------------------

Loss for the period. . . . . . . . . . . . . . . . . . . . .               (348,540)              (407,879)

Accumulated deficit at beginning of the period . . . . . . .            (45,298,603)           (43,161,796)
                                                              ----------------------  ---------------------

Accumulated deficit at end of the period . . . . . . . . . .  $         (45,647,143)  $        (43,569,675)
                                                              ----------------------  ---------------------

Loss per share . . . . . . . . . . . . . . . . . . . . . . .                 (0.02)                (0.04)
                                                              ----------------------  ---------------------

See accompanying notes to consolidated financial statements.


SILVERADO GOLD MINES LTD.
CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  SHARE  CAPITAL
EXPRESSED  IN  U.S.  DOLLARS

YEARS  ENDED  NOVEMBER  30,  1999,  1998,  AND  1997
                                                                                          UNAMORTIZED  ADVANCES TO RELATED
                                                                                             STOCK      PARTIES SECURED BY
                                                                   NUMBER OF     SHARE    COMPENSATION    COMMON SHARES
                                                                     SHARES      CAPITAL     EXPENSE     IN THE COMPANY

                                                                  ------------  -----------  ----------  ----------------
Balance at November 30, 1996 . . . . . . . . . . . . . . . . . .   56,406,493   $38,651,294  $       -   $             -
                                                                  ------------  -----------  ----------  ----------------

Year ended November 30, 1997
  Shares issued:
    Share split. . . . . . . . . . . . . . . . . . . . . . . . .    4,934,725             -
    On exercise of contract employee share options . . . . . . .    3,390,000       487,500
    On exercise of warrants. . . . . . . . . . . . . . . . . . .      600,000       102,000
    Private placements for cash. . . . . . . . . . . . . . . . .   14,181,000     2,863,229
    Private placement for consulting services: . . . . . . . . .      500,000
            For cash . . . . . . . . . . . . . . . . . . . . . .                        500
            For consulting services. . . . . . . . . . . . . . .                    169,500
  Fair value of share options granted to contract employees. . .                    771,389
  Fair value of share options granted to consultants . . . . . .                     39,008
  Stock compensation cost. . . . . . . . . . . . . . . . . . . .                              (151,612)
  Advances to related parties. . . . . . . . . . . . . . . . . .                                                (480,236)
                                                                  ------------  -----------  ----------  ----------------
                                                                   23,605,725     4,433,126   (151,612)         (480,236)
                                                                  ------------  -----------  ----------  ----------------
Balance as at November 30, 1997. . . . . . . . . . . . . . . . .   80,012,218    43,084,420   (151,612)         (480,236)
                                                                  ------------  -----------  ----------  ----------------

Year ended November 30, 1998
  Share consolidation. . . . . . . . . . . . . . . . . . . . . .  (72,010,996)
  Shares issued:
    On exercise of warrants for cash . . . . . . . . . . . . . .      255,000       216,200
    Private placements for cash. . . . . . . . . . . . . . . . .    2,446,668       372,600
    Private placement for consulting services: . . . . . . . . .      125,000       112,500
  Fair value of shares issued for mineral property . . . . . . .      170,000       289,200
  Amortization of stock compensation . . . . . . . . . . . . .                         .      151,612
  Cash received on sale of common shares by related party. . . .                                                 225,448
  Uncollected balance recorded as a receivable allowance . . . .                                                 254,788
                                                                  ------------  -----------  ----------  ----------------
                                                                  (69,014,328)      990,500    151,612           480,236
                                                                  ------------  -----------  ----------  ----------------
Balance as at November 30, 1998. . . . . . . . . . . . . . . . .   10,997,890    44,074,920          -                 -
                                                                  ------------  -----------  ----------  ----------------

Year ended November 30, 1999
  Shares issued:
    On exercise of warrants for cash . . . . . . . . . . . . . .    4,008,667       250,050
    Private placements for cash. . . . . . . . . . . . . . . . .      866,667       129,395
                                                                  ------------  -----------  ----------  ----------------
                                                                    4,875,334       379,445          -                 -
                                                                  ------------  -----------  ----------  ----------------

Balance as at November 30, 1999. . . . . . . . . . . . . . . . .   15,873,224   $44,454,365  $       -   $             -
                                                                  ------------  -----------  ==========  ================

Balance as at Feb 29, 2000
  Shares issued:
    On exercise of warrants for cash


                                                                            -   $         -
                                                                  ------------  -----------

Balance as at Feb 29, 2000 . . . . . . . . . . . . . . . . . . .   15,873,224   $44,454,365
                                                                  ------------  -----------


See accompanying notes to the consolidated financial statements.

SILVERADO  GOLD  MINES  LTD.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)  (UNAUDITED)  FEBRUARY  29,  2000

1.     BASIS  OF  PRESENTATION

The consolidated financial statements as at February 29, 2000 and for the three month period ended February 29, 2000 and February 28, 1999 included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. These consolidated financial statements are presented in accordance with United States generally accepted accounting principles. The results of operations for the three month period ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

2.     GOLD  INVENTORY

Gold inventory is valued at the lower of weighted average cost and estimated net realizable value. At February 29, 2000 and February 28, 1999, gold is valued at net realizable value.

3.     MINERAL  PROPERTIES  AND  DEVELOPMENT

The Company confines its exploration activities to areas from which gold has previously been produced or to properties which are contiguous to such areas and have demonstrated mineralization. Accordingly, the Company capitalizes the costs of acquiring mineral claims until such time as the properties are placed into production or abandoned. At that time, costs are amortized on a units of production basis or written off. The Company is in arrears of required mineral claims and option payments for certain of its mineral properties at February 29, 2000, in the amount of $286,500 (Nov. 30/99 $286,500).

4.     BUILDINGS  PLANT  AND  EQUIPMENT

Buildings, plant and equipment are stated at cost. Depreciation is provided on buildings, plant and equipment using the straight-line method based on estimated lives of 3 to 20 years.


     Accounts  payable  and  accrued liabilities are delineated in the following table:
                                                           NOVEMBER  30,
                              FEBRUARY 29, 2000                1999
                            ----------------------------  ----------------
Accounts payable               $  792,303                   $  659,356
Accrued interest                  350,417                      306,667
Accrued reclamation
expenses                          196,000                      196,000
                               ----------                   ----------
                               $1,338,720                   $1,162,023
                               ==========                   ==========

SILVERADO  GOLD  MINES  LTD.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)  (UNAUDITED)  FEBRUARY  29,  2000

6.     CONVERTIBLE  DEBENTURE

     In July, 1994, the Company issued a convertible callable debenture for $2,000,000 with interest payable at the rate of 8.0% per annum on December 31, and June 30, each year. The debenture is unsecured and was due on July 2, 1999. The Company has not made required interest payments of $320,000 to December 31, 1999. Total interest payable at February 29, 2000, amounting to $ 346,666 has been recorded as a current liability. The Company was granted a deferral of these payments based on monthly progress updates until financing is in place. The Company is currently in negotiations to restructure its obligation.

     On February 15, 1999, the Company issued a convertible debenture for U.S.$75,000 with interest payable at the rate of 5% per annum on March 1 of each year. The debenture is due on February 28, 2002. Total interest payable at February 29, 2000 amounts to $3,750.

7.     SHARE  CAPITAL

(A) DIRECTOR AND EMPLOYEE OPTIONS. The Company has 3,500,000 outstanding options to acquire common shares with an exercise price of $0.10 per share until December 1, 2004, in accordance with the terms and conditions of its December 12, 1994, Stock Option Plan.

(B) WARRANTS. The Company has 3,366,667 warrants outstanding to purchase common shares at prices in the range of $0.04 TO $2.20.

On February 8, the Company entered into an agreement with a warrant holder to amend the number of warrants available for exercise. The warrant holder exercised on March 8, 2000 the 2,000,000 share purchase warrant exercisable AT $0.04 PER common share for gross proceeds of $80,000.

On March 14, 2000, the Company issued 1,400,000 units at $0.05 per unit by way of a private placement for gross proceeds of $70,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of $0.10 for a two-year period.

On March 15, 2000, the company issued 866,667 common shares on exercise of share purchase warrants. Proceeds were received prior to February 29, 2000.

(C) OTHER SHARE TRANSACTIONS. The Company has reserved 295,192 common shares for issuance upon the potential conversion of the convertible debentures.

8.     COMMITMENTS

     The Company has a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rate of $122,000
(Cdn.)  including  operating  costs.

9.     LITIGATION

     A former employee of the Tri-Con Group has initiated a claim against that company for wrongful dismissal / breach of contract in the amount of $150,000. The Company has been named as a co-defendant in the suit. No provision for this litigation has been made in these financial statements and the amount of the loss, if any, for this lawsuit, would be accounted for prospectively.

10.     SUBSEQUENT  EVENTS

     On February 8, the Company entered into an agreement with a warrant holder to amend the number of warrants available for exercise. The warrant holder exercised on March 8, 2000 the 2,000,000 share purchase warrant exercisable at $0.0.04 per common share for gross proceeds of $80,000.


SILVERADO  GOLD  MINES  LTD.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)  (UNAUDITED)  FEBRUARY  29,  2000

     On March 8, 2000, the Company issued 1,750,000 units at $0.04 per unit by way of a private placement for gross proceeds of $70,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of $0.08 for a two-year period.

     On March 14, 2000, the Company issued 1,400,000 units at $0.05 per unit by way of a private placement for gross proceeds of $70,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of $0.10 for a two-year period.

On March 16, 2000, the Company entered into an agreement with a warrant holder to amend the number of warrants available for exercise. The warrant holder exercised 500,000 of the share purchase warrant, exercisable at $0.22 per common share for gross proceeds of $110,000.

     On March 21, 2000, the Company granted 350,000 options to acquire common shares with an exercise price of $0.35 per share exercisable until December 1, 2004, in accordance with the terms and conditions of its December 12, 1994, Stock Option Plan.

     On March 22, 2000, the Company issued 1,000,000 shares at $0.10 per share by way of a private placement for gross proceeds of $100,000.

     On March 28, 2000, the Company issued 700,000 units at $0.20 per unit by way of a private placement for gross proceeds of $140,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to acquire an additional common share at an exercise price of $0.40 for a two-year period.


ITEM  2.        MANAGEMENT  DISCUSSION  AND  ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

THREE  MONTHS  2000  V.  1999
-----------------------------

The Company continued its work on a new fuel process as well as engineering and planning for summer gold production and development at its Nolan gold mine. $44,145 in cash was received for share subscriptions. Expenditures during the three months ended February 29, 2000 were $348,540 slightly down from $409,138 in the comparable period.

SILVERADO  GOLD  MINES  LTD.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)  (UNAUDITED)  FEBRUARY  29,  2000

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  FEBRUARY  29,  2000
-----------------------------------------------------------

During the first three months of 2000 the Company received cash of $44,145 from share subscriptions. The Company has a working capital deficiency of $3,624,277 at February 29, 2000 compared to $3,409,536 at November 30, 1999.

RESULTS  OF  OPERATIONS
-----------------------

(A) At the 100% owned Nolan property in arctic Alaska, the Company has completed its development plans for the deep Nolan channel. Also plans are complete for the open-cut mining and gold extraction to take place this summer and fall from a rich tract of gold bearing ground called Workman's Bench. Work in this area last fall disclosed gold bearing gravel over an extensive area.

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

Exhibits

(27)     Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SILVERADO GOLD MINES LTD.

                                        /S/  G.L.  ANSELMO
                                        --------------------------
                                        G.L.  Anselmo
                                        President  /  CEO  /  CFO