Form 10-Q
period 2000-05-31
SILVERADO GOLD MINES LTD
filed 2000-07-14
CIK 731727

FORM 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.    20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MAY 31, 2000
                                                   --------------
                                       OR
[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT     OF  1934.

Commission  file  number  0-12132
                          -------

                            SILVERADO GOLD MINES LTD.
             (Exact name of registrant as specified in its charter)

British  Columbia,  Canada                                   98  -0045034
(State or other jurisdiction                            (I.R.S.  Employer
of incorporation or organization)                              I.D.  No.)

Suite  505,  1111  West  Georgia  Street                          (604) 689-1535
Vancouver,  British Columbia, Canada V6E 4M3                       (Registrant's
(Address  of  Principal Executive Offices)                    telephone  number)

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

Class                                             Outstanding  at  July 11, 2000
(Common  stock  (npv))                                                24,802,391


SILVERADO GOLD MINES LTD.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED)



                                                                                                 As at
                                                                                      May 31,        November
                                                                                       2000          30, 1999
Assets
Current Assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $                           5,695   $           -
  Gold inventory . . . . . . . . . . . . . . . . . . . . . .                             10,567          10,567
  Accounts receivable. . . . . . . . . . . . . . . . . . . .                             17,039          79,935
                                                                                        -------          -------
                                                                                         33,301          90,502

Mineral Properties and Development, net. . . . . . . . . . .                          1,224,200       1,224,200

Buildings, Plant and Equipment . . . . . . . . . . . . . . .                          2,982,608       2,982,608
  Less accumulated depreciation. . . . . . . . . . . . . . .                         (1,714,511)     (1,538,322)
                                                                                     ----------      -----------
                                                                                      1,268,097       1,444,286

                                                                                  $   2,525,598     $ 2,758,988


Liabilities and Shareholders' Equity
Current Liabilities
  Bank indebtedness. . . . . . . . . . . . . . . . . . . . .                      $           -     $     2,385
  Accounts payable and accrued liabilities (note 5). . . . .                          1,061,888       1,162,023
  Loans payable. . . . . . . . . . . . . . . . . . . . . . .                             49,130          49,130
  Mineral claims payable . . . . . . . . . . . . . . . . . .                            282,875         286,500
  Convertible debenture, current portion . . . . . . . . . .                          2,000,000       2,000,000
                                                                                      ---------       ----------
                                                                                      3,393,893       3,500,038

Long Term Liabilities
  Convertible debenture (Note 5) . . . . . . . . . . . . . .                             75,000          75,000
Shareholders' Equity
  Share capital
  Authorized: 100,000,000 common shares
  Issued and outstanding:. May 31, 2000 - 24,489,891 shares                          45,064,365      44,454,365
                           November 30, 1999 - 15,873,224 shares

Shares to be Issued. . . . . . . . . . . . . . . . . . .                                 42,277          28,188
Deficit                                                                            (46,049,937)     (45,298,603)
                                                                                   ------------     ------------
                                                                                      (943,295)        (816,050)
                                                                                   ------------     ------------


                                                                                  $   2,525,598     $ 2,758,988
                                                                                  ------------------------------

See accompanying notes to consolidated financial statements




SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED)
                                                                           Six Months Ended
                                                                        May 31,         May 31,
                                                                           2000            1999
Revenue from gold sales. . . . . . . . . . . . . . . . . . .  $               -   $     15,859
  Less mining and processing costs . . . . . . . . . . . . .                  -         14,601
                                                              -----------------   -------------
Loss from Operations . . . . . . . . . . . . . . . . . . . .                  -          1,258

Mineral properties and development expenditures. . . . . . .                  -        246,316

Administrative expenses. . . . . . . . . . . . . . . . . . .            667,584        304,338
Interest Expense . . . . . . . . . . . . . . . . . . . . . .             83,750         80,000

Loss for the period. . . . . . . . . . . . . . . . . . . . .           (751,334)      (629,396)

Accumulated deficit at beginning of the period . . . . . . .        (45,298,603)   (43,849,212)
                                                             ------------------    ------------

Accumulated deficit at end of the period . . . . . . . . . .  $     (46,049,937)  $(44,478,608)
                                                              -----------------   -------------
Loss per share . . . . . . . . . . . . . . . . . . . . . . .  $          (0.033)  $     (0.048)
                                                              -----------------   -------------

See accompanying notes to consolidated financial statements

                                                                        Three Months Ended
                                                                        May 31,         May 31,
                                                                           2000           1999

Revenue from gold sales. . . . . . . . . . . . . . . . . . .  $               -   $          -
  Less mining and processing costs . . . . . . . . . . . . .                  -              -
                                                              -----------------   -------------
Loss from Operations . . . . . . . . . . . . . . . . . . . .                  -              -
                                                                              -              -

Mineral properties and development expenditures. . . . . . .                  -         71,305

Administrative expenses. . . . . . . . . . . . . . . . . . .            359,044        110,212
Interest Expense . . . . . . . . . . . . . . . . . . . . . .             43,750         40,000

Loss for the period. . . . . . . . . . . . . . . . . . . . .           (402,794)      (221,517)

Accumulated deficit at beginning of the period . . . . . . .        (45,647,143)   (44,257,091)
                                                              -----------------   -------------
Accumulated deficit at end of the period . . . . . . . . . .  $     (46,049,937)  $(44,478,608)
                                                               ----------------   -------------
Loss per share . . . . . . . . . . . . . . . . . . . . . . .  $          (0.017)  $     (0.017)
                                                              -----------------   -------------




SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS) (UNAUDITED)
                                                                                  Six Months Ended
                                                                                 May 31,     May 31,
                                                                                    2000        1999
CASH PROVIDED BY (USED FOR):

Operations:
  Loss for the period. . . . . . . . . . . . . . . . . . . . . . . .  $        (751,334)   (629,396)
  Items not involving cash:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .            176,189     153,029
    Amortization of deferred financing fees. . . . . . . . . . . . .                  -      18,600
Changes in non-cash operating working capital: . . . . . . . . . . .                  -           -
  Decrease in accounts receivable. . . . . . . . . . . . . . . . . .             62,896       2,070
  Decrease in gold inventory . . . . . . . . . . . . . . . . . . . .                  -      14,601
  (Decrease) in mineral claims payable . . . . . . . . . . . . . . .             (3,625)     (3,500)
  Increase in loans payable. . . . . . . . . . . . . . . . . . . . .                  -           -
  Increase (decrease) in accounts payable and accrued liabilities. .           (100,135)     37,437
                                                                               --------    ---------
                                                                               (616,009)   (407,159)

Financing:
  Bank indebtedness. . . . . . . . . . . . . . . . . . . . . . . . .             (2,385)     (4,396)
  Shares issued for cash . . . . . . . . . . . . . . . . . . . . . .            610,000     273,035
  Share subscriptions received . . . . . . . . . . . . . . . . . . .             14,089     135,000
                                                                               --------    ---------
                                                                                621,704     408,035

Investments:
  Proceeds from sale of equipment. . . . . . . . . . . . . . . . . .                  -       5,347
                                                                               --------    ---------
                                                                                      -       5,347

Increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . .              5,695       6,223
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . .                  -           -
                                                                               --------   ----------
Cash at end of the period. . . . . . . . . . . . . . . . . . . . . .  $           5,695   $   1,827

Supplemental cash flow information
  Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . .  $           3,750   $       -
                                                                               --------   ----------

  Issue of shares for purchase of mineral property, a non cash
    investing activity not reflected in the Statements of Cashflows.  $               -   $       -

See accompanying notes to consolidated financial statements




SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHARE CAPITAL
EXPRESSED IN U.S. DOLLARS

Six Months Ended May 31, 2000, and years ended November 30, 1999 & 1998

                                                                                                                  Unamortized
                                                                                                                  Stock
                                                                          Number of           Share               Compensation
                                                                            shares           Capital              Expense

Balance as at November 30, 1997 . . . . . . . . . . . . . . . . . . . .   80,012,218      $ 43,084,420       $    (151,612)

Year ended November 30, 1998
  Share consolidation . . . . . . . . . . . . . . . . . . . . . . . . .  (72,010,996)
  Shares issued:
    On exercise of warrants for cash. . . . . . . . . . . . . . . . . .      255,000           216,200
    Private placements for cash . . . . . . . . . . . . . . . . . . . .    2,446,668           372,600
    Private placement for consulting services:. . . . . . . . . . . . .      125,000           112,500
    Fair value of shares issued for mineral property. . . . . . . . . .      170,000           289,200
  Amortization of stock compensation. . . . . . . . . . . . . . . . . .                                             151,612
  Cash received on sale of common shares by related party
  Uncollected balance recorded as a receivable allowance                -------------     -------------           -----------
                                                                          (69,014,328)          990,500  $          151,162

Balance as at November 30, 1998 . . . . . . . . . . . . . . . . . . . .    10,997,890        44,074,920                -

Year ended November 30, 1999
  Shares issued:
    On exercise of warrants for cash. . . . . . . . . . . . . . . . . .    4,008,667            250,050
    Private placements for cash . . . . . . . . . . . . . . . . . . . .      866,667            129,395
                                                                        ------------           ---------         ----------
                                                                           4,875,334            379,445                -

Balance as at November 30, 1999 . . . . . . . . . . . . . . . . . . . .   15,873,224         44,454,365                -

  Shares issued:
    On Exercise of warrants for cash. . . . . . . . . . . . . . . . . .    3,366,667            190,000
    On exercise of employee share options . . . . . . . . . . . . . . .      400,000             40,000
    Private placements for cash . . . . . . . . . . . . . . . . . . . .    4,850,000            380,000
                                                                        -------------
Balance as at May 31,2000 . . . . . . . . . . . . . . . . . . . . . . .    8,616,667
                                                                        -------------        -----------        -----------
                                                                          24,489,891       $  45,064,365  $            -


See accompanying notes to the consolidated financial statements


SILVERADO GOLD MINES LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHARE CAPITAL
EXPRESSED IN U.S. DOLLARS

Six Months Ended May 31, 2000, and years ended November 30, 1999 & 1998



                                                                         Advances to Related
                                                                         Parties secured by
                                                                         Common Shares in
                                                                         the Company

Balance as at November 30, 1997 . . . . . . . . . . . . . . . . . . . .  $      (480,236)

Year ended November 30, 1998
  Share consolidation
  Shares issued:
    On exercise of warrants for cash
    Private placements for cash
    Private placement for consulting services:
    Fair value of shares issued for mineral property
  Amortization of stock compensation
  Cash received on sale of common shares by related party                        225,448
  Uncollected balance recorded as a receivable allowance                         254,788
                                                                        -----------------
                                                                         $       480,236

Balance as at November 30, 1998 . . . . . . . . . . . . . . . . . . . .                -

Year ended November 30, 1999
  Shares issued:
    On exercise of warrants for cash
    Private placements for cash
                                                                                       -

Balance as at November 30, 1999 . . . . . . . . . . . . . . . . . . . .                -

  Shares issued:
    On Exercise of warrants for cash
    On exercise of employee share options
    Private placements for cash

Balance as at May 31,2000
                                                                         $             -

See accompanying notes to the consolidated financial statements

SILVERADO  GOLD  MINES  LTD.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)  (UNAUDITED)  MAY  31,  2000

1.     BASIS  OF  PRESENTATION

The consolidated financial statements as at May 31, 2000 and 1999 and for the six month periods ended May 31, 2000 and 1999 included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. These consolidated financial statements are presented in accordance with United States generally accepted accounting principles. The results of operations for the six month period ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.     GOLD  INVENTORY

Gold inventory is valued at the lower of weighted average cost and estimated net realizable value. At May 31, 2000 and November 30, 1999, gold is valued at net realizable value.

3.     MINERAL  PROPERTIES  AND  DEVELOPMENT

The Company confines its exploration activities to areas from which gold has previously been produced or to properties which are contiguous to such areas and have demonstrated mineralization. Accordingly, the Company capitalizes the costs of acquiring mineral claims until such time as the properties are placed into production or abandoned. At that time, costs are amortized on a units of production basis or written off. The Company is in arrears of required mineral claims and option payments for certain of its mineral properties at May 31, 2000, in the amount of $282,875 (November 30, 1999 - $286,500).

4.     BUILDINGS  PLANT  AND  EQUIPMENT

Buildings, plant and equipment are stated at cost. Depreciation is provided on buildings, plant and equipment using the straight-line method based on estimated lives of 3 to 20 years.

5.     ACCOUNTS  PAYABLE

Accounts  payable  and  accrued liabilities are detailed in the following table:



                                    MAY 31,    NOVEMBER
                                       2000    30, 1999

ACCOUNTS PAYABLE                    479,221     659,356
ACCRUED INTEREST . . . . . .        386,667     306,667
ACCRUED RECLAMATION EXPENSES        196,000     196,000
                              $   1,061,888  $1,162,023
                              =============  ==========

SILVERADO  GOLD  MINES  LTD.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)  (UNAUDITED)  MAY  31,  2000

6.     CONVERTIBLE  DEBENTURE

     In July, 1994, the Company issued a convertible callable debenture for $2,000,000 with interest payable at the rate of 8.0% per annum on December 31, and June 30, each year. The debenture is unsecured and was due on July 2, 1999. The Company has not made required interest payments of $386,667 to May 31, 2000 which has been recorded as a current liability. The Company was granted a deferral of these payments based on monthly progress updates until financing is in place. The Company is currently in negotiations to restructure its obligation.

     On February 15, 1999, the Company issued a convertible debenture for $75,000 with interest payable at the rate of 5% per annum on March 1 of each year. The debenture is due on February 28, 2002. The required interest payment of $3,750 was made on April 14, 2000.

7.     SHARE  CAPITAL

(a) DIRECTOR AND EMPLOYEE OPTIONS. The Company has 3,100,000 (November 30, 1999 - 3,500,000) outstanding options to acquire common shares with an exercise price of $0.10 per share until December 1, 2004, in accordance with the terms and conditions of its December 12, 1994, Stock Option Plan; and 350,000 outstanding options to acquire common shares with an exercise price of $0.35 per share until December 1, 2004, in accordance with the terms and conditions of its December 12, 1994 Stock Option Plan.

(b) WARRANTS. The Company has 4,537,500 warrants outstanding to purchase common shares at prices in the range of $0.08 - $0.40.

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

10.     SUBSEQUENT  EVENTS

     On June 16, 2000 312,500 share purchase warrants were exercised at a price of $0.08 per share and the Company issued 312,500 shares from the treasury for proceeds of $25,000.

SILVERADO  GOLD  MINES  LTD.
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)  (UNAUDITED)  MAY  31,  2000



ITEM  2.              MANAGEMENT  DISCUSSION  AND  ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

SIX  MONTHS  2000  v.  1999
---------------------------

For the six month period ended May 31, 2000 there was a loss per share of $0.033. This was down from $0.048 for the six month period ended May 31, 1999 as a result of increased share issuances. Loss per share of 0.017 for the second quarter ended May 31, 2000 was unchanged from $0.017 from the comparable period. Loss for the six month period ended May 31, 2000 was $751,334 up from $629,396 for the six month period ended May 31, 1999. Loss for the quarter was $402,794 up from $221,517 for the quarter ended May 31, 1999. Expenditures during the six months ended May 31, 2000 were $751,334 up from $629,396 in the comparable period due to an increase in advertising and promotion expenditures. $610,000 in cash was received for share issuances during the fist six months of 2000.

The Company continued its work on the new fuel process low-rank coal-water fuel as well as engineering and planning for summer gold production and development at its Nolan gold mine.

Plans are complete for the open-cut mining and gold extraction to take place this summer and fall from a tract of gold bearing ground called Workman's Bench. Work in this area last fall disclosed gold bearing gravel.

The Company has plans to retrofit the Grant Mill as part of a program to create the world's first commercial low-rank coal-water fuel facility.

The Company continued to maintain its other properties in good standing, pending further exploration and development, subject to the availability of financing.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  MAY  31,  2000
------------------------------------------------------

During the first six months of 2000 the Company received cash of $610,000 from share subscriptions. The Company plans to raise capital through gold sales from its 100% owned Nolan Gold Mine as well as through private placements and warrant issues. The Company has a working capital deficiency of $3,360,592 at May 31, 2000 slightly down from $3,409,536 at November 30, 1999 as a result of a decrease in accounts payable.


                           PART II - OTHER INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

A former employee of the Tri-Con Group has initiated a claim against that company for wrongful dismissal / breach of contract in the amount of $150,000. The Company has been named as a co-defendant in the suit.

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

During the second quarter of 2000 the company received proceeds from the issue of 1,700,000 unregistered shares.

ITEM  3

None.
ITEM  4

None.

ITEM  5     OTHER  INFORMATION.

None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SILVERADO  GOLD  MINES  LTD.


                                        /s/  G.L.  ANSELMO

                                        G.L.  Anselmo
                                        President/CEO/CFO