Form 10-Q
period 2000-08-31
SILVERADO GOLD MINES LTD
filed 2000-10-13
CIK 731727

FORM 10Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.    20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED AUGUST 31, 2000

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934.

Commission  file  number  0-12132

                            SILVERADO GOLD MINES LTD.
             (Exact name of registrant as specified in its charter)

British  Columbia,  Canada                                            98-0045034
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation  or  organization)

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

Class                                        Outstanding  at  October  12,  2000
(Common  stock  (npv))                                                29,639,891


SILVERADO  GOLD  MINES  LTD.
INTERIM  CONSOLIDATED  BALANCE  SHEETS
(EXPRESSED  IN  U.S.  DOLLARS)



                                                                                      AS AT

                                                                         (UNAUDITED)
                                                                       AUGUST 31, 2000    AUGUST 31, 1999
                                                                      -----------------  -----------------
ASSETS
CURRENT ASSETS
       CASH. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         18,063   $              -
       GOLD INVENTORY. . . . . . . . . . . . . . . . . . . . . . . .            23,487             10,567
       ACCOUNTS RECEIVABLE . . . . . . . . . . . . . . . . . . . . .             7,413             79,935
                                                                      -----------------  -----------------
                                                                                48,963             90,502

MINERAL PROPERTIES AND DEVELOPMENT, NET. . . . . . . . . . . . . . .         1,224,200          1,224,200
                                                                      -----------------  -----------------


BUILDINGS, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . .         2,982,608          2,982,608
  LESS ACCUMULATED DEPRECIATION. . . . . . . . . . . . . . . . . . .        (1,804,549)        (1,538,322)
                                                                      -----------------  -----------------
                                                                             1,178,059          1,444,286

                                                                      $      2,451,222   $      2,758,988
                                                                      =================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    BANK INDEBTEDNESS. . . . . . . . . . . . . . . . . . . . . . . .  $              -   $          2,385
    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
             (NOTE 5). . . . . . . . . . . . . . . . . . . . . . . .         1,143,029          1,162,023
    LOANS PAYABLE. . . . . . . . . . . . . . . . . . . . . . . . . .            49,130             49,130
    MINERAL CLAIMS PAYABLE . . . . . . . . . . . . . . . . . . . . .           280,375            286,500
    DUE TO RELATED PARTIES (NOTE 8). . . . . . . . . . . . . . . . .           359,289                  -
     CONVERTIBLE DEBENTURE, CURRENT PORTION
              (NOTE 6) . . . . . . . . . . . . . . . . . . . . . . .         2,000,000          2,000,000
                                                                      -----------------  -----------------
                                                                             3,472,534          3,500,038
LONG TERM LIABILITIES
    CONVERTIBLE DEBENTURE (NOTE 6) . . . . . . . . . . . . . . . . .            75,000             75,000
SHAREHOLDERS' EQUITY
    SHARE CAPITAL
    AUTHORIZED: 100,000,000 COMMON SHARES
    ISSUED AND OUTSTANDING:
           AUGUST 31, 2000 - 27,639,891 SHARES . . . . . . . . . . .        45,355,365         44,454,365
           NOVEMBER 30, 1999 - 15,873,224 SHARES . . . . . . . . . .                 -                  -


                   SHARES TO BE ISSUED . . . . . . . . . . . . . . .            33,485             28,188
DEFICIT. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (46,844,450)       (45,298,603)
                                                                      -----------------  -----------------
                                                                            (1,455,600)          (816,050)
                                                                      -----------------  -----------------

                                                                      $      2,451,222   $      2,758,988
                                                                      =================  =================

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



SILVERADO  GOLD  MINES  LTD.
INTERIM  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(EXPRESSED  IN  U.S.  DOLLARS)



                                                 NINE MONTHS ENDED

                                        AUGUST 31, 2000      AUGUST 31, 1999
                                      -------------------  -----------------
REVENUE FROM GOLD SALES. . . . . . .  $            6,387   $         15,859
    LESS MINING AND PROCESSING COSTS              10,210             14,601
                                      -------------------  -----------------
                                                  (3,823)             1,258

MINERAL PROPERTIES AND
   DEVELOPMENT EXPENDITURES. . . . .              24,600            258,213
ADMINISTRATIVE EXPENSES. . . . . . .           1,393,674            429,073
INTEREST EXPENSE . . . . . . . . . .             123,750            120,000
                                      -------------------  -----------------

LOSS FOR THE PERIOD. . . . . . . . .          (1,545,847)          (806,028)

ACCUMULATED DEFICIT AT
    BEGINNING OF PERIOD. . . . . . .         (45,298,603)       (43,849,212)
                                      -------------------  -----------------

ACCUMULATED DEFICIT AT
    END OF PERIOD. . . . . . . . . .  $      (46,844,450)  $    (44,655,240)
                                      ===================  =================

LOSS PER SHARE . . . . . . . . . . .  $           (0.060)  $         (0.062)
                                      ===================  =================


                                                THREE MONTHS ENDED

                                        AUGUST 31, 2000      AUGUST 31, 1999

REVENUE FROM GOLD SALES. . . . . . .  $            6,387                  -
    LESS MINING AND PROCESSING COSTS              10,210                  -
                                      -------------------  -----------------
                                                  (3,823)                 -
                                                       -                  -
MINERAL PROPERTIES AND
   DEVELOPMENT EXPENDITURES. . . . .              24,600             11,897

ADMINISTRATIVE EXPENSES. . . . . . .             726,090            124,735
INTEREST EXPENSE . . . . . . . . . .              40,000             40,000
                                      -------------------  -----------------

LOSS FOR THE PERIOD. . . . . . . . .            (794,513)          (176,632)

ACCUMULATED DEFICIT AT
    BEGINNING OF PERIOD. . . . . . .         (46,049,937)       (44,478,608)
                                      -------------------  -----------------

ACCUMULATED DEFICIT AT
    END OF PERIOD. . . . . . . . . .  $      (46,844,450)  $    (44,655,240)
                                      ===================  =================

LOSS PER SHARE . . . . . . . . . . .  $           (0.034)  $         (0.013)
                                      ===================  =================



SILVEVERADO  GOLD  MINES  LTD.
INTERIM  CONSOLODATED  STATEMENTS  OF  CASH  FLOW
(EXPRESS  IN  U.S.  DOLLARS)  (UNAUDITED)



                                                                                NINE MONTHS ENDED

                                                                       AUGUST 31, 2000     AUGUST 31, 1999
                                                                     -------------------  -----------------
CASH PROVIDED BY (USED FOR):

OPERATIONS:
    LOSS FOR THE PERIOD . . . . . . . . . . . . . . . . . . . . . .  $       (1,545,847)  $       (806,028)
    ITEMS NOT INVOLVING CASH
      DEPRECIATION. . . . . . . . . . . . . . . . . . . . . . . . .             266,220            222,250
     AMORTIZATION OF DEFERRED
       FINANCING FEES . . . . . . . . . . . . . . . . . . . . . . .                   -             24,562
    CHANGES IN NON-CASH OPERATING
     WORKING CAPITAL:
      DECREASE IN ACCOUNTS RECEIVABLE . . . . . . . . . . . . . . .              72,522              2,220
     (INCREASE) DECREASE IN GOLD INVENTORY. . . . . . . . . . . . .             (12,920)            14,601
     DECREASE IN MINERAL CLAIMS PAYABLE . . . . . . . . . . . . . .              (6,125)            (3,500)
     INCREASE IN EXPENSES TO RELATED PARTIES. . . . . . . . . . . .             359,289                  -
     INCREASE (DECREASE) IN ACCOUNTS
       PAYABLE AND ACCRUED LIABILITIES. . . . . . . . . . . . . . .             (18,995)           117,172
                                                                     -------------------  -----------------
                                                                               (885,856)          (428,723)

FINANCING:
    BANK INDEBTEDNESS . . . . . . . . . . . . . . . . . . . . . . .              (2,385)            (4,396)
    SHARES ISSUED FOR CASH. . . . . . . . . . . . . . . . . . . . .             901,000            273,035
    INCREASE IN LOANS PAYABLE . . . . . . . . . . . . . . . . . . .                   -            155,000
    SHARE SUBSCRIPTIONS RECEIVED. . . . . . . . . . . . . . . . . .               5,304                  -
                                                                     -------------------  -----------------
                                                                                903,919            428,035

INVESTMENTS:
    PROCEEDS FROM SALE OF EQUIPMENT . . . . . . . . . . . . . . . .                   -              5,353
                                                                     -------------------  -----------------
                                                                                      -              5,353

INCREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . . .              18,063              4,665
CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . .                   -                  -
                                                                     -------------------  -----------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . .  $           18,063   $            269
                                                                     -------------------  -----------------

SUPPLEMENTAL CASH FLOW INFORMATION
    INTEREST PAID . . . . . . . . . . . . . . . . . . . . . . . . .  $            3,750   $              -
                                                                     -------------------  -----------------


ISSUE OF SHARES FOR PURCHASE OF
  MINERAL PROPERTY, A NON-CASH INVESTING
  ACTIVITY NOT REFLECTED IN THE STATEMENTS
  OF CASH FLOW. . . . . . . . . . . . . . . . . . . . . . . . . . .  $                -   $              -
                                                                     -------------------  -----------------

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


SILVERADO  GOLD  MINES  LTD.
INTERIM  CONSOLODATED  STATEMENTS  OF  CHANGES  IN  SHARE  CAPITAL
(EXPRESSED  IN  U.S.  DOLLARS)  (UNAUDITED)

NINE  MONTHS  ENDED  AUGUST  31,  2000,  AND  YEARS  ENDED  NOVEMBER  30,  1999,  AND  1998


                                                                       NUMBER OF       SHARE      UNAMORATIZED      ADVANCES TO
                                                                         SHARES       CAPITAL        STOCK        RELATED PARTIES
                                                                                                  COMPENSATION      SECURED BY
                                                                                                    EXPENSE           COMMON
                                                                                                                   SHARES IN THE
                                                                                                                      COMPANY
BALANCE AS AT NOVEMBER 30, 1997. . . . . . . . . . . . . . . . . . .   80,012,218   $43,084,420  $    (151,612)  $       (480,236)
                                                                      ------------  -----------  --------------  -----------------

YEAR ENDED NOVEMBER 30, 1998
    SHARE CONSOLIDATION. . . . . . . . . . . . . . . . . . . . . . .  (72,010,996)
    SHARES ISSUED:
      ON EXERCISE OF WARRANTS FOR CASH . . . . . . . . . . . . . . .      255,000       216,200
      PRIVATE PLACEMENTS FOR CASH. . . . . . . . . . . . . . . . . .    2,446,668       372,600
      PRIVATE PLACEMENT FOR CONSULTING SERVICES: . . . . . . . . . .      125,000       112,500
      FAIR VALUE OF SHARES ISSUED FOR
        MINERAL PROPERTY . . . . . . . . . . . . . . . . . . . . . .      170,000       289,200
    AMORTIZATION OF STOCK COMPENSATION                                                                 151,612
    CASH RECEIVED ON SALE OF COMMON SHARES                                                                                225,448
       BY RELATED PARTY
    UNCOLLECTED BALANCE RECORDED AS A
      RECEIVABLE ALLOWANCE                                                                                                254,788
                                                                      ------------  -----------  --------------   -----------------
                                                                      (69,014,328)      990,500  $     151,612   $        480,236

BALANCE AS AT NOVEMBER 30, 1998. . . . . . . . . . . . . . . . . . .   10,997,890    44,074,920              -                  -
                                                                      ------------  -----------  --------------  -----------------

YEARS ENDED NOVEMBER 30, 1999
    SHARES ISSUED:
      ON EXERCISE OF WARRANTS FOR CASH . . . . . . . . . . . . . . .    4,008,667       250,050
      PRIVATE PLACEMENT FOR CASH . . . . . . . . . . . . . . . . . .      866,667       129,395
                                                                      ------------  -----------
                                                                        4,875,334       379,445              -                  -

BALANCE AS AT NOVEMBER 30, 1999. . . . . . . . . . . . . . . . . . .   15,873,224    44,454,365              -                  -
                                                                      ------------  -----------  --------------  -----------------

   SHARES ISSUED:
      ON EXERCISE OF WARRANTS FOR CASH . . . . . . . . . . . . . . .    3,366,667       190,000
      ON EXERCISE OF EMPLOYEE SHARE OPTIONS. . . . . . . . . . . . .      400,000        40,000
      PRIVATE PLACEMENT FOR CASH . . . . . . . . . . . . . . . . . .    4,850,000       380,000
                                                                      ------------
                                                                        8,616,667

BALANCE AS AT MAY 31, 2000 (UNAUDITED) . . . . . . . . . . . . . . .   24,489,891   $45,064,365  $           -   $              -
                                                                      ------------  -----------  --------------  -----------------

    SHARES ISSUED:
      ON EXERCISE OF WARRANTS FOR CASH . . . . . . . . . . . . . . .    2,350,000       211,000
      PRIVATE PLACEMENT FOR CASH . . . . . . . . . . . . . . . . . .      800,000        80,000
                                                                      ------------
                                                                        3,150,000
                                                                      ------------

BALANCE AS AT AUGUST 31, 2000 (UNAUDITED). . . . . . . . . . . . . .   27,639,891   $45,355,365  $           -   $              -
                                                                      ------------  -----------



SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


SILVERADO  GOLD  MINES  LTD.
NOTES  TO  INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS
(EXPRESSED  IN  U.S.  DOLLARS)  (UNAUDITED)  AUGUST  31,  2000

1.     BASIS  OF  PRESENTATION

The interim consolidated financial statements as at August 31, 2000 and 1999 and for the three and nine month periods ended August 31, 2000 and 1999 included herein are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. These interim consolidated financial statements are presented in accordance with United States generally accepted accounting principles. The interim financial statements have been prepared consistent with the accounting policies described in the Company's Annual Report on Form 10-K and should be read in conjunction therewith.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and development and buildings, plant and equipment is dependent on the Company's ability to obtain the continued forbearance of certain creditors, to obtain additional financing to fund its operations and acquisition, exploration and development activities, the discovery of economically recoverable ore on its properties, and the attainment of profitable operations. Current uncertainty with regard to these matters raises substantial doubt about the Company's ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company plans to continue to raise capital through private placements and warrants issued.

At August 31, 2000 the Company had a working capital deficiency of $3,423,578 including a $2,000,000 convertible debenture which matured on July 2, 1999, but was not repaid. The Company was granted a deferral of these payments as it is currently in negotiations to restructure its obligation. The Company has not made required interest payments on the convertible debenture of $426,667 to August 31, 2000.

In addition, the Company is in arrears of required mineral claims and option payments for certain of its mineral properties at August 31, 2000, in the amount of $280,375. (November 30, 1999: $286,500).

2.     GOLD  INVENTORY

Gold inventory is valued at the lower of weighted average cost and estimated net realizable value. At August 31, 2000 and November 30, 1999, gold is valued at net realizable value.

3.     MINERAL  PROPERTIES  AND  DEVELOPMENT

The Company confines its exploration activities to areas from which gold has previously been produced or to properties which are contiguous to such areas and have demonstrated mineralization. Accordingly, the Company capitalizes the costs of acquiring mineral claims until such time as the properties are placed into production or abandoned. At that time, costs are amortized on a units of production basis or written off, as appropriate. Exploration costs and option payments are expensed as incurred commencing in 1998.

4.     BUILDINGS  PLANT  AND  EQUIPMENT

Buildings, plant and equipment are stated at cost. Depreciation is provided on buildings, plant and equipment using the straight-line method based on estimated lives of 3 to 20 years.

5.     ACCOUNTS  PAYABLE

Accounts  payable  and  accrued liabilities are detailed in the following table:

                                        AUGUST 31, 2000     NOVEMBER 30,
                                          (UNAUDITED)          1999

ACCOUNTS  PAYABLE                       $     520,362      $     659,356
ACCRUED  INTEREST                             426,667            306,667
ACCRUED  RECLAMATION  EXPENSES                196,000            196,000

                                      $     1,143,029    $     1,162,023
                                            =========          =========

6.     CONVERTIBLE  DEBENTURE

In July, 1994, the Company issued a convertible callable debenture for $2,000,000 with interest payable at the rate of 8.0% per annum on December 31, and June 30, each year. The debenture is unsecured and was due on July 2, 1999. The Company has not made required interest payments of $426,667 to August 31, 2000 which has been recorded as a current liability. The Company was granted a deferral of these payments as it is currently in negotiations to restructure its obligation.

On February 15, 1999, the Company issued a convertible debenture for $75,000 with interest payable at the rate of 5% per annum on March 1 of each year. The debenture is due on February 28, 2002. The required interest payment of $3,750 was made on April 14, 2000.

7.     SHARE  CAPITAL

(A) DIRECTOR AND EMPLOYEE OPTIONS. The Company has 3,100,000 (November 30, 1999 - 3,500,000) outstanding options to acquire common shares with an exercise price of $0.10 per share until December 1, 2004; and 350,000 outstanding options to acquire common shares with an exercise price of $0.35 per share until December 1, 2004, all in accordance with the terms and conditions of its December 12, 1994 Stock Option Plan.

(B) WARRANTS. The Company has 3,700,000 warrants outstanding to purchase common shares at prices in the range of $0.10 - $0.40.

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

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:




                                             2000       1999        1998
                                           ---------  ---------  -----------
Operations and Field Services . . . . . .  $126,377   $ 24,562   $  192,706
Exploration and Development Services. . .    84,252    214,211    1,160,169
Administrative and Management
Services. . . . . . . . . . . . . . . . .   148,660     58,200      321,513

                                           $359,289   $296,973   $1,674,388
                                           ---------  ---------  -----------

Amount of total charges in excess of Tri-
Con costs incurred. . . . . . . . . . . .  $   0.00   $ 54,526   $  248,858
                                           ---------  ---------  -----------

Excess amount charged as a percentage
of actual costs incurred. . . . . . . . .      0.00%      24.0%        17.5%
                                           ---------  ---------  -----------


During fiscal 1998, the Tri-Con Group sold all of the 2,119,934 common shares held in the Company for net proceeds of $225,448. The Company received $225,448 from the Tri-Con Group as part payment of the $480,236 advance receivable at November 30, 1997. The remaining unpaid amount was written off as a receivable allowance.

9.     COMMITMENTS

The Company has a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rate of $122,000 (Cdn.) including operating costs.

10.     LITIGATION

A former employee of the Tri-Con Group has initiated a claim against that company for wrongful dismissal / breach of contract in the amount of $150,000. The Company has been named as a co-defendant in the suit. No provision for this litigation has been made in these financial statements and the amount of the loss, if any, for this lawsuit, would be accounted for prospectively.

Range Minerals Corporation has sued Silverado Gold Mines Ltd. and Silverado Gold Mines Inc. for $185,665. The lawsuit pertains to required payments covering the Ester Dome Property. Silverado Gold Mines Ltd. and Silverado Gold Mines Inc. have denied the claim of Range Minerals Corporation and have counter claimed for the return of 50,000 shares and $88,000 previously paid to Range Minerals Corporation, and such further additional relief as the court may deem to be just and equitable under the circumstances. No provision for this litigation has been made in these financial statements and the amount of the loss, if any, for this lawsuit, would be accounted for prospectively.

11.     SUBSEQUENT  EVENTS

Subsequent to August 31, 2000, a director and officer of the Company exercised options to purchase 1,950,000 shares of the Company at $0.10 per share in consideration for a reduction of amounts payable to Tri-Con Mining Ltd. of $195,000. The director is a significant shareholder of Tri-Con Mining Ltd.

On September 27, 2000 50,000 share purchase warrants were exercised at a price of $0.10 per share and the Company issued 50,000 shares from the treasury for proceeds of $5,000.

ITEM  2.     MANAGEMENT  DISCUSSION  AND  ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

NINE  MONTHS  2000  V.  1999
----------------------------

Loss for the nine-month period ended August 31, 2000 was $1,545,847 or $0.060 per share compared to $806,028 or $0.062 per share for the nine-month period ended August 31, 1999. Loss for the quarter was $794,513 or $0.034 per share compared to $176,632 or $0.013 per share for the quarter ended August 31, 1999.

The Company commenced production on its Nolan Placer property during the quarter ended August 31, 2000 and incurred a loss of $3,823 on sales of $6,387. One time set up costs were fully absorbed during this period.

Expenditures during the nine months ended August 31, 2000 were $1,542,024 up from $807,286 in the comparable period due mainly to an increase in promotion expenditures. $901,000 in cash was received for share issuances during the first nine months of 2000.

The Company is moving towards commercialization of the new oil fuel substitute process known as low-rank coal-water fuel. The fuel would be produced at the Company's 100% owned and paid up Grant Mill facility once it has undergone a retrofit. Additionally the Company continued summer gold production and development at its Nolan gold mine.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  AUGUST  31,  2000
---------------------------------------------------------

During the first nine months of 2000 the Company received cash of $901,000 from share subscriptions. The Company plans to raise capital through gold sales from its 100% owned Nolan Gold Mine as well as through private placements and warrant issues. The Company has a working capital deficiency of $3,782,860 at August 31, 2000 up from $3,409,536 at November 30, 1999.

ITEM  3.     None

                           PART II - OTHER INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

A former employee of the Tri-Con Group has initiated a claim against that company for wrongful dismissal / breach of contract in the amount of $150,000. The Company has been named as a co-defendant in the suit.

Range Minerals Corporation has sued Silverado Gold Mines Ltd. and Silverado Gold Mines Inc. for $185,665. The lawsuit pertains to required payments covering the Ester Dome Property. Silverado Gold Mines Ltd. and Silverado Gold Mines Inc. have denied the claim of Range Minerals Corporation and have counter claimed for the return of 50,000 shares and $88,000 previously paid to Range Minerals Corporation, and such further additional relief as the court may deem to be just and equitable under the circumstances. No provision for this litigation has been made in these financial statements and the amount of the loss, if any, for this lawsuit, would be accounted for prospectively.

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

During the third quarter of 2000 the company received proceeds from the issue of 3,150,000 unregistered shares.

ITEM  3     DEFAULTS  UPON  SENIOR  SECURITIES

In July, 1994, the Company issued a convertible callable debenture for $2,000,000 with interest payable at the rate of 8.0% per annum on December 31, and June 30, each year. The debenture is unsecured and was due on July 2, 1999. The Company has not made required interest payments of $426,667 to August 31, 2000 which has been recorded as a current liability. The Company was granted a deferral of these payments as it is currently in negotiations to restructure its obligation

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