Form 10-K
period 2000-11-30
SILVERADO GOLD MINES LTD
filed 2001-03-16
CIK 731727

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC   20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000
                                                      -------------------

        Commission  file  number  0-12132
                                  -------

                            SILVERADO GOLD MINES LTD.
             (Exact name of registrant as specified in its charter)

British Columbia, Canada                                              98-0045034
(State or other jurisdiction of incorporation or organization)     (IRS Employer
                                                                        ID  No.)

Suite  505,  1111  West  Georgia  Street
Vancouver,  British  Columbia,  Canada  V6E  4M3               (604)  689-1535
------------------------------------------------                --------------
(Address  of  Principal  Executive  Offices)                     (Registrant's
                                                            telephone  number)

Securities  registered  pursuant  to  section  12(b)  of  the  Act: None

Securities  registered  pursuant  to  section  12(g)  of  the  Act:
Common  Shares,  no  par  value
(Title  of  Class)

The Company's Common Stock trades on the OTC Bulletin Board under the trading symbol SLGLF.OB
(Name  of  each exchange on which  registered)

Indicate by check mark the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The  aggregate  market  value of voting stock held by non-affiliates on February
28,  2001  was  $  4,778,141.

The  number  of  shares  outstanding  on  February  28,  2001  was  30,589,891

Total  number  of  pages,  including  cover  page:

F1


Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

SILVERADO  GOLD  MINES  LTD.

Years  ended  November  30,  2000,  1999  and  1998

F2

KPMG LLP
CHARTERED ACCOUNTANTS
BOX 10426, 777 Dunsmuir Street
Vancouver BC V7Y 1K3
Canada
Telephone (604) 691-3000
Telefax   (604) 691-3031
www.kpmg.ca


AUDITORS'  REPORT  TO  THE  SHAREHOLDERS

We have audited the consolidated balance sheets of Silverado Gold Mines Ltd. as at November 30, 2000 and 1999, and the consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three year period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for the year ended November 30, 2000, we conducted our audit in accordance with Canadian and United States generally accepted auditing standards. With respect to the consolidated financial statements for the years ended November 30, 1999 and 1998, we conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended November 30, 2000, in accordance with United States and Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report, that in our opinion, these principles have been applied on a consistent basis.

/s/ KPMG  LLP
Chartered  Accountants

Vancouver,  Canada
March  14,  2001

COMMENTS  BY  AUDITOR  FOR  U.S.  READERS  ON  CANADA-U.S.  REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2(a) to the financial statements. Our report to the shareholders dated March 14, 2001, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

/s/ KPMG  LLP
Chartered  Accountants

Vancouver,  Canada
March  14,  2001

F3


SILVERADO  GOLD  MINES  LTD.
Consolidated  Balance  Sheets
(Expressed  in  U.S.  Dollars)

November  30,  2000  and  1999


                                                                       2000               1999
Assets

Current assets:
Gold inventory. . . . . . . . . . . . . . . . . . . . . . . .  $             18,750   $     10,567
Accounts receivable . . . . . . . . . . . . . . . . . . . . .                 5,856         79,935
                                                                             24,606         90,502

Mineral properties (note 3) . . . . . . . . . . . . . . . . .             1,209,529      1,224,200

Buildings, plant and equipment (note 4) . . . . . . . . . . .             2,982,608      2,982,608
Accumulated depreciation. . . . . . . . . . . . . . . . . . .             1,891,048      1,538,322
                                                             --------------------------------------
                                                                          1,091,560      1,444,286
                                                             --------------------------------------
                                                               $          2,325,695   $  2,758,988

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Bank indebtedness . . . . . . . . . . . . . . . . . . . . . .  $              3,007   $      2,385
Accounts payable and accrued liabilities (note 5) . . . . . .             1,213,503      1,162,023
Loans payable secured by gold inventory . . . . . . . . . . .                36,651         49,130
Mineral claims payable. . . . . . . . . . . . . . . . . . . .               366,500        286,500
Due to related party (note 8) . . . . . . . . . . . . . . . .               111,776              -
Convertible debenture, current portion (note 6(a)). . . . . .             2,000,000      2,000,000
                                                               ------------------------------------
                                                                          3,731,437      3,500,038

Convertible debenture (note 6(b)) . . . . . . . . . . . . . .                75,000         75,000

Stockholders' equity (deficiency):
Common stock (note 7):
Authorized: 100,000,000 common shares
Issued and outstanding:
November 30, 2000 - 30,589,891 shares . . . . . . . . . . . .            45,669,977     44,454,365
November 30, 1999 - 15,873,224 shares
Share subscriptions received. . . . . . . . . . . . . . . . .                20,000         28,188
Accumulated deficit . . . . . . . . . . . . . . . . . . . . .           (47,170,719)   (45,298,603)
                                                             --------------------------------------
                                                                         (1,480,742)      (816,050)
                                                             --------------------------------------
                                                               $          2,325,695   $  2,758,988

Continuing operations (note 2(a))
Commitments and contingencies (notes 3 and 10)
Subsequent events (notes 10(c) and 13)


See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:


/s/ signed                                                     /s/ signed
Garry L. Anselmo                                               Stuart C. McCulloch
Director. . . . . . . . . . . . . . . . . . . . . . . . . . .  Director

F4


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Operations
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


                                                                   2000          1999          1998
Revenue from gold sales . . . . . . . . . . . . . . . . . . .  $    42,433   $   127,940   $     57,915

Operating costs:
Mining and processing costs . . . . . . . . . . . . . . . . .      339,911       227,442        232,405
Amortization of mineral properties. . . . . . . . . . . . . .       14,671        26,800         43,264
Reclamation expense . . . . . . . . . . . . . . . . . . . . .            -             -         60,575
                                                              ------------------------------------------
                                                                   354,582       254,242        336,244
                                                              ------------------------------------------
Loss before the undernoted. . . . . . . . . . . . . . . . . .      312,149       126,302        278,329

Other expenses:
Accounting and audit. . . . . . . . . . . . . . . . . . . . .       41,168        34,737         69,054
Amortization of deferred financing fees . . . . . . . . . . .            -        24,562         37,200
Consulting expense. . . . . . . . . . . . . . . . . . . . . .      114,000             -        185,813
Corporate capital taxes . . . . . . . . . . . . . . . . . . .          505         5,305              -
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .      352,726       301,408        378,471
Employment contract expense . . . . . . . . . . . . . . . . .            -             -         22,049
General exploration . . . . . . . . . . . . . . . . . . . . .      135,442       182,977              -
Interest on long term debt. . . . . . . . . . . . . . . . . .      163,750       165,000        161,381
Legal . . . . . . . . . . . . . . . . . . . . . . . . . . . .       39,323        31,612        145,102
Loss on disposal of buildings, plant and equipment. . . . . .            -        43,566        178,916
Loss (gain) on foreign exchange . . . . . . . . . . . . . . .      (34,004)       19,573        (28,467)
Management services from related party (note 8) . . . . . . .      286,998        58,200        321,513
Office expenses . . . . . . . . . . . . . . . . . . . . . . .      126,290       118,554        174,910
Other interest and bank charges . . . . . . . . . . . . . . .        9,453        14,535         29,228
Printing and publicity. . . . . . . . . . . . . . . . . . . .       82,167           625         38,712
Receivable allowance. . . . . . . . . . . . . . . . . . . . .            -       153,561        363,667
Reporting and investor relations. . . . . . . . . . . . . . .       17,337         1,599         55,279
Research. . . . . . . . . . . . . . . . . . . . . . . . . . .      198,827             -              -
Transfer agent fees and mailing expenses. . . . . . . . . . .       25,985           275         63,692
Write-down of mineral properties and
development costs . . . . . . . . . . . . . . . . . . . . . .            -       167,000     14,464,054
                                                             -------------------------------------------
                                                                 1,559,967     1,323,089     16,660,574

Loss and comprehensive loss for the year. . . . . . . . . . .  $(1,872,116)  $(1,449,391)  $(16,938,903)

Loss per share. . . . . . . . . . . . . . . . . . . . . . . .  $     (0.08)  $     (0.11)  $      (1.89)

See accompanying notes to consolidated financial statements.

F5


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


                                                                    2000          1999          1998
Cash provided by (used in):

Operating activities:
Loss for the year. . . . . . . . . . . . . . . . . . . . . . .  $(1,872,116)  $(1,449,391)  $(16,938,903)
Items not involving cash:
Write down of mineral properties . . . . . . . . . . . . . . .            -       167,000     14,464,054
Consulting services expense. . . . . . . . . . . . . . . . . .      100,000             -        167,063
Employment contract expense. . . . . . . . . . . . . . . . . .            -             -         22,049
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .      352,726       301,408        378,471
Amortization of deferred financing fees. . . . . . . . . . . .            -        24,562         37,200
Loss on disposal of buildings, plant and equipment . . . . . .            -        43,566        178,916
Amortization of mineral properties . . . . . . . . . . . . . .       14,671        26,800         43,264
Changes in non-cash operating working capital:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . .       74,079       (76,175)         4,537
Gold inventory . . . . . . . . . . . . . . . . . . . . . . . .       (8,183)       12,881         25,427
Prepaid expenses to related parties. . . . . . . . . . . . . .            -             -        366,303
Mineral claims payable . . . . . . . . . . . . . . . . . . . .       80,000       136,500        342,000
Accounts payable and accrued liabilities . . . . . . . . . . .       71,480       257,455        382,090
                                                              -------------------------------------------
                                                                 (1,187,343)     (555,394)      (527,529)

Investing activities:
Mineral claims and options expenditures, net of recoveries . .            -       (10,000)      (276,127)
Deferred exploration expenditures net of recoveries. . . . . .            -             -       (912,888)
Proceeds from sale of equipment. . . . . . . . . . . . . . . .            -        35,642        718,977
Purchases of equipment . . . . . . . . . . . . . . . . . . . .            -             -         (5,289)
                                                              -------------------------------------------
                                                                          -        25,642       (475,327)

Financing activities:
Bank indebtedness. . . . . . . . . . . . . . . . . . . . . . .          622        (2,011)         4,396
Shares issued for cash . . . . . . . . . . . . . . . . . . . .      872,424       379,445        588,800
Loans payable. . . . . . . . . . . . . . . . . . . . . . . . .            -        49,130              -
Repayment of loans payable . . . . . . . . . . . . . . . . . .      (12,479)            -              -
Share subscriptions received . . . . . . . . . . . . . . . . .       20,000        28,188              -
Secured advances to related parties. . . . . . . . . . . . . .            -             -        480,236
Due to related party . . . . . . . . . . . . . . . . . . . . .      306,776             -              -
Convertible debentures . . . . . . . . . . . . . . . . . . . .            -        75,000              -
Capital lease obligation . . . . . . . . . . . . . . . . . . .            -             -        (91,490)
                                                              -------------------------------------------
                                                                  1,187,343       529,752        981,942

Decrease in cash . . . . . . . . . . . . . . . . . . . . . . .            -             -        (20,914)

Cash at beginning of year. . . . . . . . . . . . . . . . . . .            -             -         20,914
                                                              -------------------------------------------
Cash at end of the year. . . . . . . . . . . . . . . . . . . .  $         -   $         -   $          -

Supplemental cash flow information
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . .  $     3,750   $         -   $     80,000

Non-cash activities not reflected in statements of cash flows:
Issue of shares in exchange for reduction in
accounts payable . . . . . . . . . . . . . . . . . . . . . . .       20,000             -              -
Issue of shares in exchange for debt reduction
to related party . . . . . . . . . . . . . . . . . . . . . . .      195,000             -              -
Reversal of accrued option payments of a prior year. . . . . .            -      (192,000)             -
Issue of shares for purchase of mineral property . . . . . . .            -             -        289,200
Issue of shares for consulting services in lieu
of payment of cash . . . . . . . . . . . . . . . . . . . . . .      100,000             -        112,500
Issue of shares for share subscriptions received
in prior year. . . . . . . . . . . . . . . . . . . . . . . . .       28,188             -        112,500


See accompanying notes to consolidated financial statements.

F6


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Stockholders'  Equity  (Deficiency)
(Expressed  in  U.S.  Dollars)
Years  ended  November  30,  2000,  1999  and  1998



                                                                                                                      Unamortized
                                                                                                      Share              stock
                                                                     Number          Share         subscriptions    compensation
                                                                   of shares        capital          received           expense
Balance, November 30, 1997 . . . . . . . . . . . . . . . . . . .   80,012,218   $     43,084,420  $            -   $    (151,612)
Year ended November 30, 1998
Loss of the year . . . . . . . . . . . . . . . . . . . . . . . .            -                  -               -               -
Share consolidation. . . . . . . . . . . . . . . . . . . . . . .  (72,010,996)                 -               -               -
Shares issued:
On exercise of warrants for cash . . . . . . . . . . . . . . . .      255,000            216,200               -               -
Private placements for cash. . . . . . . . . . . . . . . . . . .    2,446,668            372,600               -               -
Private placement for consulting services: . . . . . . . . . . .      125,000            112,500               -               -
Fair value of shares issued for
mineral property . . . . . . . . . . . . . . . . . . . . . . . .      170,000            289,200               -               -
Amortization of stock compensation . . . . . . . . . . . . . . .            -                  -                         151,612
Cash received on sale of common shares
by related party . . . . . . . . . . . . . . . . . . . . . . . .            -                  -               -               -
Uncollected balance recorded as
a receivable allowance . . . . . . . . . . . . . . . . . . . . .            -                  -               -               -
                                                                ------------------------------------------------------------------
                                                                  (69,014,328)           990,500               -         151,612
                                                                ------------------------------------------------------------------
Balance, November 30,1998. . . . . . . . . . . . . . . . . . . .   10,997,890         44,074,920               -               -
Year ended November 30, 1999
Loss for the year. . . . . . . . . . . . . . . . . . . . . . . .            -                  -               -               -
Shares issued:
On exercise of warrants for cash . . . . . . . . . . . . . . . .    4,008,667            250,050               -               -
Private placements for cash. . . . . . . . . . . . . . . . . . .      866,667            129,395               -               -
Cash received for shares to be issued. . . . . . . . . . . . . .            -                  -          28,188               -
                                                                ------------------------------------------------------------------
                                                                    4,875,334            379,445          28,188               -
                                                                ------------------------------------------------------------------
Balance, November 30, 1999 . . . . . . . . . . . . . . . . . . .   15,873,224         44,454,365          28,188               -
Year ended November 30, 2000
Loss for the year. . . . . . . . . . . . . . . . . . . . . . . .            -                  -               -               -
Shares issued:
Private placements for cash. . . . . . . . . . . . . . . . . . .    4,276,866            323,091               -               -
Private placement for consulting services. . . . . . . . . . . .    1,000,000            100,000               -               -
Shares issued for subscriptions received in
prior year . . . . . . . . . . . . . . . . . . . . . . . . . . .      373,134             28,188         (28,188)              -
Cash received for shares to be issued. . . . . . . . . . . . . .            -                  -          20,000               -
On exercise of warrants for cash . . . . . . . . . . . . . . . .    6,716,667            529,333               -               -
On exercise of options for cash. . . . . . . . . . . . . . . . .      200,000             20,000               -               -
On issuance of shares for settlement of
accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      200,000             20,000               -               -
On issuance of shares for settlement of due
to related party . . . . . . . . . . . . . . . . . . . . . . . .    1,950,000            195,000               -               -
                                                                ------------------------------------------------------------------
                                                                   14,716,667          1,215,612          (8,188)              -
                                                                ------------------------------------------------------------------
Balance, November 30, 2000 . . . . . . . . . . . . . . . . . . .   30,589,891   $     45,669,977  $       20,000   $           -

See accompanying notes to the consolidated financial statements.

                                                                    Advances to
                                                                  related parties
                                                                    secured by
                                                                   common shares     Accumulated
                                                                   in the Company      deficit         Total
Balance, November 30, 1997 . . . . . . . . . . . . . . . . . . .  $      (480,236)  $(26,910,309)  $ 15,542,263
Year ended November 30, 1998
Loss of the year . . . . . . . . . . . . . . . . . . . . . . . .                -    (16,938,903)   (16,938,903)
Share consolidation. . . . . . . . . . . . . . . . . . . . . . .                -              -              -
Shares issued:
On exercise of warrants for cash . . . . . . . . . . . . . . . .                -              -        216,200
Private placements for cash. . . . . . . . . . . . . . . . . . .                -              -        372,600
Private placement for consulting services: . . . . . . . . . . .                -              -        112,500
Fair value of shares issued for
mineral property . . . . . . . . . . . . . . . . . . . . . . . .                -              -        289,200
Amortization of stock compensation . . . . . . . . . . . . . . .                -              -        151,612
Cash received on sale of common shares
by related party . . . . . . . . . . . . . . . . . . . . . . . .          225,448              -        225,448
Uncollected balance recorded as
a receivable allowance . . . . . . . . . . . . . . . . . . . . .          254,788              -        254,788
                                                                ------------------------------------------------
                                                                          480,236    (16,938,903)   (15,316,555)

Balance, November 30,1998. . . . . . . . . . . . . . . . . . . .                -    (43,849,212)       225,708
Year ended November 30, 1999
Loss for the year. . . . . . . . . . . . . . . . . . . . . . . .                -     (1,449,391)    (1,449,391)
Shares issued:
On exercise of warrants for cash . . . . . . . . . . . . . . . .                -              -        250,050
Private placements for cash. . . . . . . . . . . . . . . . . . .                -              -        129,395
Cash received for shares to be issued. . . . . . . . . . . . . .                -              -         28,188
                                                                ------------------------------------------------
                                                                                -     (1,449,391)    (1,041,758)

Balance, November 30, 1999 . . . . . . . . . . . . . . . . . . .                -    (45,298,603)      (816,050)
Year ended November 30, 2000
Loss for the year. . . . . . . . . . . . . . . . . . . . . . . .                -     (1,872,116)    (1,872,116)
Shares issued:
Private placements for cash. . . . . . . . . . . . . . . . . . .                -              -        323,091
Private placement for consulting services. . . . . . . . . . . .                -              -        100,000
Shares issued for subscriptions received in
prior year . . . . . . . . . . . . . . . . . . . . . . . . . . .                -              -
Cash received for shares to be issued. . . . . . . . . . . . . .                -              -         20,000
On exercise of warrants for cash . . . . . . . . . . . . . . . .                -              -        529,333
On exercise of options for cash. . . . . . . . . . . . . . . . .                -              -         20,000
On issuance of shares for settlement of
accounts payable . . . . . . . . . . . . . . . . . . . . . . . .                -              -         20,000
On issuance of shares for settlement of due
to related party . . . . . . . . . . . . . . . . . . . . . . . .                -              -        195,000
                                                                ------------------------------------------------
                                                                                -     (1,872,116)      (664,692)
                                                                ------------------------------------------------
Balance, November 30, 2000 . . . . . . . . . . . . . . . . . . .  $             -   $(47,170,719)  $ (1,480,742)

See accompanying notes to the consolidated financial statements.

F7

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


1.     DESCRIPTION  OF  BUSINESS:

Silverado Gold Mines Ltd. is engaged in the acquisition, exploration and development of mineral properties and the development of low-rank coal-water fuel as a replacement for oil fired boilers and utility generators. The Company has produced gold from its Nolan property during each of the past three years and has had production from its mineral properties in years prior to those years.

2.     SIGNIFICANT  ACCOUNTING  POLICIES:

These consolidated financial statements are prepared in conformity with United States generally accepted accounting principles. The application of Canadian generally accepted accounting principles to these financial statements would not result in material measurement or disclosure differences.

(a)     Continuing  operations:

At November 30, 2000, the Company had a working capital deficiency of $3,706,831 including a $2,000,000 convertible debenture that matured on July 2, 1999, and is in arrears. The Company has not made required interest payments on the convertible debenture of $400,000 to December 31, 2000. The Company is also in arrears of required mineral claims and option payments for certain of its mineral properties at November 30, 2000, in the amount of $366,500 (1999 - $286,500) and therefore, the Company's rights to these properties with a carrying value of $315,000 may be adversely affected as a result of these non-payments. The Company understands that it is not in default of the agreements in respect of these properties.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and buildings, plant and equipment is dependent on the Company's ability to obtain the continued forbearance of certain creditors, to obtain additional financing to fund its operations and acquisition, exploration and development activities, the discovery of economically recoverable ore on its properties, and the attainment of profitable operations. Current uncertainty with regard to these matters raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to continue to raise capital through private placements and warrant issues (note 14). The Company also plans to option to third parties the Ester Dome and Marshall Dome properties, near Fairbanks, Alaska. In addition, the Company is exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators.

(b)     Basis  of  consolidation:

The consolidated financial statements include the accounts of Silverado Gold Mines Inc., a wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated.

F8

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(c)     Gold  inventory:

Gold inventory is valued at the lower of weighted average cost and estimated net realizable value. Gold inventory is valued at net realizable value for all periods presented. Any write-down of inventory to net realizable value is included in mining and processing costs.

(d)     Mineral  properties:

The Company confines its exploration activities to areas from which gold has previously been produced or to properties which are contiguous to such areas and have demonstrated mineralization.

The Company capitalizes the costs of acquiring mineral claims until such time as the properties are placed into production or abandoned.

Amortization of mineral property costs relating to properties in production is provided during periods of production using the units-of-production method based on the estimated economic life of the ore reserves.

On an ongoing basis, the Company evaluates each property for impairment based on exploration results to date, and considering facts and circumstances such as operating results, cash flows and material changes in the business climate. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. If an asset is impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated discounted cash flows with a discount rate commensurate with the risk involved. Losses on other long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the costs of disposal.

During 2000, the Company evaluated its mineral properties and recorded a write-down of nil (1999 - $167,000; 1998 - $14,464,054) based on this evaluation. The write-down for 1998 related primarily to deferred exploration and development which was capitalized in previous years. Exploration costs and option payments are expensed as incurred commencing in 1998.

The amounts shown for mineral properties and development which have not yet commenced commercial production represent costs incurred to date, net of recoveries from developmental production, and are not intended to reflect present or future values.

(e)     Reclamation:

The Company's operations are affected by Federal, state, provincial and local laws and regulations regarding environmental protection. The Company estimates the cost of reclamation based primarily upon environmental and regulatory requirements. These costs are accrued annually and the accrued liability is reduced as reclamation expenditures are made.

(f)     Buildings,  plant  and  equipment:

Buildings, plant and equipment are stated at cost. Depreciation is provided on buildings, plant and equipment using the straight-line method based on estimated lives of 3 to 20 years.

F9

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(g)     Foreign  currencies:

The Company considers its functional currency to be the U.S. dollar for its U.S. and Canadian operations. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. funds at the rates of exchange in effect at the year end. Non-monetary assets and revenue and expense transactions are translated at the rate in effect at the time at which the transactions took place. Foreign exchange gains and losses are included in the determination of results from operations for the year.

(h)     Loss  per  share:

Loss per share has been calculated based on the weighted average number of shares outstanding during the year. The weighted average number of shares outstanding, for the purpose of loss per share calculations, is as follows:


2000     24,335,165
1999     13,596,272
1998     8,942,186


Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures, as their effect would be anti-dilutive.

(i)     Revenue  recognition:

Gold sales are recognized when title passes to the purchaser and delivery occurs.

(j)     Research  expenditures:

Research  expenditures  are  expensed  in  the  year  incurred.

(k)     Accounting  for  stock-based  compensation:

For stock options granted to employees and directors, the Company accounts for stock compensation arising from these options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock and is recognized over the service period.

For stock options granted to independent contract employees, the Company accounts for stock compensation arising from these options in accordance with Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Under this statement, stock compensation cost to contract employees is measured at the fair value of the options granted as the service and period are the options earned.

F10

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(l)     Use  of  estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the amortization and depreciation rates for, and recoverability of, mineral properties and buildings, plant and equipment, and the determination of accrued remediation expense. Actual results could differ from those estimates.

(m)     Income  taxes:

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against any future tax asset if it is more likely than not that the asset will not be realized. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax expense or benefit is the sum of the Company's provision for current income taxes and the difference between the opening and ending balance of the future income tax assets and liabilities.

3.     MINERAL  PROPERTIES:

(a)     Mineral  properties:

(A)     Ester  Dome  Gold  Project,  Fairbanks  Mining  District,  Alaska:
The Ester Dome Gold Project encompasses all of the Company's properties on Ester Dome, which is accessible by road 10 miles northwest of Fairbanks, Alaska. The specific properties at this site are as follows:

(i)     Grant  Mine:

This property consists of 26 state mineral claims subject to payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thereafter.

(ii)     May  (St.  Paul)  /  Barelka:

This gold property consists of 22 State mineral claims subject to payments of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter.

(iii)     Dobb's:

This property consists of 1 unpatented Federal mineral claim and 4 State mineral claims subject to payments of 15% of net profits until $1,500,000 has been paid and 3% of net profits thereafter.

F11

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


3.     MINERAL  PROPERTIES  (CONTINUED):

(a)     Mineral  properties  (continued):

(A)     Ester  Dome Gold Project, Fairbanks Mining District, Alaska (continued):

(iv)     Range  Minerals  #1  and  Range  Minerals  #2:

During the year ended November 30, 1999, the Company chose to relinquish its interest in the Range Minerals #1 and Range Minerals #2 mineral properties reducing the Company's holdings to an area of approximately 2.5 square miles. All previous deferred costs related to these mineral properties were written off during 1999.

(B)     Marshall  Dome  Property,  Fairbanks  Mining  District,  Alaska:

This property consists of 38 State claims and covers an area of two and one-half square miles, and is located eighteen miles northeast of Fairbanks.

(C)     Nolan  Gold  Project,  Wiseman  Mining  District,  Alaska:

The Nolan Gold Project consists of five contiguous properties covering approximately six square miles, eight miles west of Wiseman, and 175 miles north of Fairbanks, Alaska. The specific properties at this site are as follows:

(i)     Nolan  Placer:

This  property  consists  of  160  unpatented  Federal  placer  claims.

(ii)     Thompson's  Pup:

This property consists of 6 unpatented Federal placer claims and is subject to a royalty of 3% of net profits on 80% of production.

(iii)     Dionne  (Mary's  Bench):

This  property  consists  of  15  unpatented  Federal  placer  claims.

(iv)     Smith  Creek:

This property consists of 35 unpatented Federal placer claims. The property was purchased in 1993 with scheduled payments to be completed in 1998. As at November 30, 2000 $120,000 (1999 - $120,000) of the acquisition costs are unpaid, in arrears, and included in mineral claims payable.

(v)     Nolan  Lode

This property consists of 32 unpatented Federal lode claims. The lode claims overlie much of the placer properties and extend beyond them.

(D)     Hammond  Property,  Wiseman  Mining  District,  Alaska:

This property consists of 28 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. As at November 30, 2000, option payments totaling $240,000 (1999 - $160,000) are unpaid, in arrears, and included in mineral claims payable.

F12

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


3.     MINERAL  PROPERTIES  (CONTINUED):

(a)     Mineral  properties  (continued):

(E)     French  Peak  Property,  Omineca  Mining  District,  British  Columbia:

This property consisted of 4 mineral claims covering approximately one square mile located 40 miles northwest of Smithers, British Columbia. During the year ended November 30, 1999, the Company chose to relinquish its interest in the French Peak mineral property. All previous deferred costs were written off during 1999.

(F)     Whiskey  Gulch  Property,  Fairbanks  Mining  District,  Alaska

This property consists of 4 claims and is half a mile southwest of the Marshall Dome Property. On November 9, 1999, the Company sold its 100% interest in the Whiskey Gulch mineral property to a subsidiary of Kinross Gold Corporation for $50,000 in cash and a net smelter royalty which escalates from 2.0% to 4.0% depending on the market price of gold. All previous deferred costs were written off during 1999.

(b)     Property  commitments:

As at November 30, 2000, minimum aggregate future cash expenditures for work commitments required in the next five years to maintain the properties in good standing, in addition to amounts accrued as mineral claims payable, are as follows:


2001     $     50,000
2002           50,000
2003           50,000
2004           50,000
2005           50,000

F13

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


3.     MINERAL  PROPERTIES  (CONTINUED):

(c)     Mineral  claim  expenditures:

Cumulative  claims  expenditures  are  as  follows:



                                                   Alaska
                                                ------------
                                                                 Hammond      Whiskey   British Columbia
                 Ester Dome   Marhall Dome       Nolan Gold      Property     Gulch     French Peak        Total
Balance,
November 30,
1998 . . . . .  $   750,000   $     350,000  $         350,000   $  85,000  $ 50,000   $     15,000   $1,600,000
Mineral claims
payments
and accruals .     (192,000)              -             60,000           -         -              -     (132,000)
Recoveries/
proceeds . . .            -               -                  -           -   (50,000)             -      (50,000)
Amortization .            -               -            (26,800)          -         -              -      (26,800)
Writedown. . .     (152,000)              -                  -           -         -        (15,000)    (167,000)

Balance,
November 30,
1999 . . . . .      406,000         350,000            383,200      85,000         -              -    1,224,200
Amortization .            -               -            (14,671)          -         -              -      (14,671)

Balance,
November 30,
2000 . . . . .  $   406,000   $     350,000  $         368,529   $  85,000  $      -   $          -   $1,209,529

4.     BUILDINGS,  PLANT  AND  EQUIPMENT:

Buildings, plant and equipment primarily include the mill facility and equipment of the Ester Dome/Grant Mine Gold Project and mining equipment and camp facilities at the Nolan Gold Project.




                                                                 Accumulated     Net book
2000                                                      Cost   depreciation       value
Grant Mine Mill Equipment                              $2,076,780  $1,176,939  $  899,841
Nolan Gold Project Mining Equipment                        60,757      52,837       7,920
Mining Equipment                                          459,787     396,244      63,543
Other Equipment, Leasehold Improvements                   385,284     265,028     120,256

                                                       $2,982,608  $1,891,048  $1,091,560


                                                                   Accumulated   Net book
1999                                                      Cost     depreciation     value

Grant Mine Mill Equipment                              $2,076,780  $1,014,530  $1,062,250
Nolan Gold Project Mining Equipment                        60,757      29,117      31,640
Mining Equipment                                          459,787     269,665     190,122
Other Equipment, Leasehold Improvements                   385,284     225,010     160,274

                                                       $2,982,608  $1,538,322  $1,444,286

F14

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


5.     ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES:

Accounts  payable  and  accrued  liabilities  consist  of:

                                        2000              1999

Accounts  payable                 $     550,836     $     659,356
Accrued  interest                       466,667           306,667
Accrued  reclamation  expense           196,000           196,000

                                $     1,213,503     $   1,162,023

6.     CONVERTIBLE  DEBENTURES:

(a) In July 1994, the Company issued a convertible callable debenture for $2,000,000 with interest payable at the rate of 8.0% per annum on December 31 and June 30 each year. The debenture is unsecured and was due July 2, 1999. The debenture may be converted in whole or in part by the holder into common shares of the Company at a conversion price of $18.57 U.S. per share (the "Conversion Price"). In addition, conversion of the debenture may be called by the Company provided that the average trading price of the Company's common stock has exceeded 125% of the Conversion Price for a period of twenty consecutive trading days. The Company has not made required interest payments of $400,000 to December 31, 2000. The Company was granted a deferral of these payments based on semi-monthly progress updates until financing is in place. Total interest payable at November 30, 2000, amounting to $466,667 (1999 - $306,667) has been recorded as a current liability.

(b) In February 1999, the Company issued a convertible debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and is due February 28, 2002. The debenture may be converted in whole or in part by the holder into common shares of the Company at a conversion price of $0.40 per share.

7.     SHARE  CAPITAL:

(a)     Common  shares:

By Special Resolution passed May 25, 1998, the Company consolidated its common shares with each 10 common shares being consolidated into 1 common share. Concurrently, the Company increased its authorized capital to 100,000,000 common shares without par value. The effect of the 1:10 consolidation during 1998 has been retroactively applied to all share capital balances disclosed in these financial statements.

The Company has reserved 295,192 (1999 - 295,192) shares for issuance upon the potential conversion of convertible debentures.

F15

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


7.     SHARE  CAPITAL  (CONTINUED):

(b)     Director  and  employee  options:

The following director and employee options were granted and canceled during the years ended November 30, 1998, 1999, and 2000 and were outstanding on those dates:



                                    Number        Weighted average
                                  of options       exercise price
Outstanding at November 30, 1997     228,461      $         6.63
Granted. . . . . . . . . . . . .      10,000                2.80

Outstanding at November 30, 1998     238,461                6.47
Granted. . . . . . . . . . . . .   3,500,000                0.10
Cancelled. . . . . . . . . . . .    (238,461)               6.47

Outstanding at November 30, 1999   3,500,000                0.10
Exercised. . . . . . . . . . . .  (2,350,000)               0.10

Outstanding at November 30, 2000   1,150,000                0.10

All of the options were fully vested on granting. The weighted average remaining contractual life of the options outstanding at November 30, 2000, was 4 years (1999 - 5 years). All outstanding options at November 30, 2000 are exercisable.

The Company accounts for stock compensation arising from options to employees and directors in accordance with APB 25. Had the compensation cost for these employee and director options been determined based on fair value at the grant dates, consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have increased to the pro forma amounts indicated below.



                            2000          1999          1998
Loss for the year:
As reported. . . . . .  $(1,872,116)  $(1,449,391)  $(16,938,903)
Pro forma. . . . . . .   (1,872,116)   (1,633,121)   (16,938,903)

Loss per common share:
As reported. . . . . .  $     (0.08)  $     (0.11)  $      (1.89)
Pro forma. . . . . . .        (0.08)        (0.12)         (1.89)

The estimated weighted average fair value of the options granted in 1999 was prepared using the Black-Scholes Pricing Model assuming a risk-free rate of 6.5% (1998 - 6%), an expected dividend yield of 0% (1998 - 0%), an expected volatility of 105% (1998 - 57%), and a weighted average expected life of 5 years (1998 - 9 years).

F16

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


7.     SHARE  CAPITAL  (CONTINUED):

(c)     Warrants:

In conjunction with the private placements of common shares, the Company has issued and has outstanding at November 30, 1999 and 2000, the following share purchase warrants. Each share purchase warrant entitles the holder to acquire one common share of the Company.




Balance,                                                    Balance,
November 30,  Issued in              Exercised   Expired   November 30,   Exercise    Expiry
1999             2000                 in 2000    in 2000     2000          price       date        Notes
  866,667             -               (866,667)                  -     $     0.05      Mar99
  250,000             -                      -   (250,000)       -           2.20      Mar00
  250,000             -                      -   (250,000)       -           2.20      Mar00
        -     1,000,000               (500,000)  (500,000)       -           0.22      Mar00
        -     2,000,000             (2,000,000)         -        -           0.04      Jun00
        -     1,000,000             (1,000,000)         -        -           0.08      Aug00         (1)
        -     1,750,000             (1,750,000)         -        -           0.08      Mar02
        -     1,400,000               (300,000)         -    1,100,000       0.10      Mar02
        -       800,000               (300,000)         -      500,000       0.12      Jul02
        -       700,000                      -          -      700,000       0.40      Mar02

1,366,667     8,650,000             (6,716,667) (1,000,000) 2,300,000


(1) Original exercise price was $0.20. The exercise price was reduced to $0.10 and 500,000 warrants were exercised. The exercise price was reduced further to $0.08 and an additional 500,000 warrants were exercised.

(d)     Contract  employee  options:

The following contract employee stock options were granted, exercised, canceled and expired during the years ended November 30, 1998, 1999, and 2000 and were outstanding at these dates:

                                         Number                Weighted  average
                                      of  options                 exercise price

Outstanding at November 30, 1997         62,892                       $     4.83
Expired  or  cancelled                  (46,738)                            4.54

Outstanding at November 30, 1998         16,154                             5.57
Expired  or  cancelled                  (16,154)                            5.57

Outstanding at November 30,
1999 and 2000                                -                           $     -

(e)     Other  stock-based  compensation:

In fiscal 1998, the Company issued 125,000 common shares with a market value of $0.90 per share in exchange for consulting services.

In fiscal 2000, the Company issued 1,000,000 common shares with a market value of $0.10 per share in exchange for consulting services.

F17

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


8.     RELATED  PARTY  TRANSACTIONS:

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group"); and Anselmo Holdings Ltd., all of which are controlled by a director of the Company, and Kintana Resources Ltd., a company related by virtue of common directors.

The Tri-Con Group are operations, exploration and development contractors, and have been employed by the Company under contract since 1972 to carry out all its field work and to provide administrative and management services. Under the current contract dated January, 1997, work is charged at cost plus 15% for operations and cost plus 25 percent for exploration and development. Cost includes a 15 percent charge for office overhead. Services of the directors of the Tri-Con Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Group who are also Directors of the Company are not charged. At November 30, 2000, the Company had prepaid $nil (1999 - $241,265; 1998 - $363,667) to the Tri-Con Group for exploration, development and administration services to be performed during the next fiscal period on behalf of the Company. The amounts have been written-off in the respective years as a receivable allowance.

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:



                                                2000       1999        1998
Operations and field services. . . . . . . .  $120,850   $ 24,562   $  192,706
Exploration and development services . . . .   244,771    214,211    1,160,169
Administrative and management services . . .   286,998     58,200      321,513
Research . . . . . . . . . . . . . . . . . .   198,827          -            -

                                              $851,446   $296,973   $1,674,388

Amount of total charges in excess of Tri-Con
costs incurred . . . . . . . . . . . . . . .  $126,699   $ 54,526   $  248,858

Excess amount charged as a percentage of
actual costs incurred. . . . . . . . . . . .      17.5%      24.0%        17.5%


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

F18

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


9.     INCOME  TAXES:

Tax effects of temporary differences that give rise to deferred tax assets at November 30, 2000 and 1999 are as follows:



                                                               2000          1999
Net operating loss carry forwards . . . . . . . . . . . .  $ 9,610,000   $ 9,849,000
Valuation allowance . . . . . . . . . . . . . . . . . . .   (9,363,000)   (9,479,000)

Net deferred tax assets . . . . . . . . . . . . . . . . .      247,000       370,000

Deferred tax liability:
Temporary differences arising from mineral properties and
building, plant and equipment . . . . . . . . . . . . . .     (247,000)     (370,000)

Net deferred tax asset. . . . . . . . . . . . . . . . . .  $         -   $         -


At November 30, 2000, the Company has losses carried forward totaling $22,032,000 available to reduce future years' income for U.S. income tax purposes which expire in various years to 2020. In addition, the Company has losses carried forward in Canada totaling $13,419,000 which expire in various years to 2007.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (1999 and 1998: 34%) to net loss before provision for income taxes. The sources and tax effects of the differences are as follows:




                                             2000        1999         1998
Computed "expected" tax benefit. . . . .  $(637,000)  $(493,000)  $(5,759,000)
Tax loss expired during the year . . . .    666,000     227,000       186,000
Change in valuation allowance. . . . . .   (116,000)    266,000     5,573,000
Difference in foreign tax rate and other     87,000           -             -

Income tax provision . . . . . . . . . .  $       -   $       -   $         -

10.     COMMITMENTS  AND  CONTINGENCIES:

(a)     Office  lease:

On January 20, 1994, the Company entered into a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rental of $84,700 (Cdn$130,000) including operating costs.

(b)     Severance  agreements  with  directors:

The Company has entered into compensation agreements with the three directors of the Company. The agreements provide for severance arrangements where a change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the directors aggregates $4,200,000 (1999 - $4,200,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

F19

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


10.     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED):

(c)     Litigation:

A former employee of the Tri-Con Group had initiated a claim against the Tri-Con Group and the Company for wrongful dismissal/breach of contract in the amount of $150,000. The Company was named as a co-defendant in the suit. Subsequent to November 30, 2000, the claim was settled for $15,000.

Range Minerals Corporation has initiated a claim against the Company for $185,665. The lawsuit pertains to required payments covering the Ester Dome
Property. The Company has denied the claim of Range Minerals Corporation and has counter claimed for the return of 50,000 shares and $88,000 previously paid, and such further additional relief as the court may deem to be just and equitable under the circumstances. Management of the Company believes that the claim by Range Minerals Corporation is without merit and the Company will defend itself against the claim. As the outcome and the amount of any loss is not determinable at November 30, 2000, no provision for this litigation has been made in the consolidated financial statements.

11.     FINANCIAL  INSTRUMENTS:

The carrying amounts reported in the balance sheet for accounts receivable, bank indebtedness, accounts payable and accrued liabilities, and loans payable secured by gold inventory approximate fair values due to the short-term to maturity of these instruments. The carrying amounts reported in the balance sheet for convertible debentures approximate their fair values as they bear interest at rates which approximate market rates. The fair value of due to related parties can not be determined with sufficient reliability due to the relationship between the Company and the related party and the lack of a readily available market for such instruments. Details of this amount are disclosed in note  8.

F20

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2000,  1999  and  1998


12.     SEGMENT  DISCLOSURES:

(a)     Reportable  segments:

The Company operates in one reportable segments being the acquisition, exploration and development of mineral properties .

(b)     Geographic  information:

The  following  presents  financial  information  about  geographic  areas:




                       2000        1999        1998
Loss for the year:
Canada . . . . . .  $  404,271  $  256,641  $ 1,469,472
United States. . .   1,467,845   1,192,750   15,469,431

                    $1,872,116  $1,449,391  $16,938,903

Long-lived assets:
Canada . . . . . .  $  120,224  $  183,927  $   212,492
United States. . .   2,180,865   2,484,559    3,212,410

                    $2,301,089  $2,668,486  $ 3,424,902

13.     SUBSEQUENT  EVENTS:

(a) Subsequent to November 30, 2000, the Company issued an additional 1,400,000 common share purchase warrants, with an exercise price of $0.10 each, to a warrant holder from a previous private placement.

(b) On March 5, 2001, 1,000,000 share purchase warrants were exercised at a price of $0.10 per share and the Company issued 1,000,000 common shares from treasury for proceeds of $100,000.

(c) Between the dates of March 8, 2001 and March 14, 2001, 1,450,000 share purchase warrants were exercised at a price of $0.10 per share and the Company issued 1,450,000 common shares from treasury for proceeds of $145,000.

(d) On March 14, 2001 the Company completed a private placement of 500,000 units at a price of CDN$0.30 per unit for total proceeds of CDN$150,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of U.S.$0.30 until March 14, 2003.

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

(A)     GENERAL  DEVELOPMENT  OF  BUSINESS

Silverado Gold Mines Ltd. ("Silverado" or "the Company"), is engaged in the acquisition, exploration and development of mineral properties and the development of low-rank coal-water fuel as a replacement for oil fired boilers and utility generators. Silverado was incorporated under the laws of British Columbia, Canada, in June 1963, and operates in the United States through a wholly-owned subsidiary, Silverado Gold Mines Inc., incorporated in the State of Alaska in 1981.

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

The Ester Dome Project comprises a contiguous group of 1 Federal claim and 52 State claims totaling 2.5 square miles, including the Grant Mine, May(St.
Paul)/Barelka and Dobb's Properties, all located within the Fairbanks Mining District in Alaska.

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

From 1990 to 1993, Silverado conducted reclamation, exploration and development in preparation for commencement of production. Initially, production was carried out on the Thompson's Pup property. Then, in November 1993, the Company commenced production on the Dionne (Mary's Bench) Property. Gold bearing gravels were mined by underground methods from a frozen bench deposit. Since the Winter of 1994/95 almost 14,000 ounces of gold have been recovered by Silverado from these sites, primarily in the form of high-quality nuggets which sell at premium prices. From 1995 to 1997, the Company restricted its activities at Nolan as it refocused its resources on its Ester Dome properties. During that time, the Company substantially reclaimed its previous disturbances. During 1998 and 1999, the Company concentrated its activities on the Archibald Creek area, located within Nolan Placer. Limited mining on the Swede Channel located within Dionne was also undertaken by a third party. During 2000, the Company conducted mining operations on the Workman's Bench located within Smith Creek.

In fiscal 1999 the Company reduced its mineral property holdings by relinquishing the Range I and Range II properties, part of the Ester Dome Project, and relinquishing the French Peak Property in British Columbia, Canada.

(B)     FINANCIAL  INFORMATION  ABOUT  SEGMENTS

The Company has one reportable operating segment being: mineral exploration, development and mining. The Company is also exploring opportunities in the development of low-rank coal-water fuel as a replacement fuel for oil fired industrial boilers and utility generators. However, significant operations in the development of low-rank coal-water fuel have not yet begun.

(C)     NARRATIVE  DESCRIPTION  OF  BUSINESS

The Company's plan of operation is to continue to develop and mine its Nolan properties, specifically the deep Nolan Channel areas.

During  2000,  the  Company  entered  the  fuel  sector  by  forming a "New Fuel
Technology Division" which operates out of Fairbanks, Alaska under the supervision of Dr. Warrack Willson, V.P. of the new division.

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

(D)     FINANCIAL  INFORMATION  ABOUT  GEOGRAPHIC  AREAS

The following table sets forth selected financial data for each of Silverado's fiscal years ended November 30, 2000, 1999 and 1998, by country of origin for information purposes only.



                               YEAR ENDED NOVEMBER 30,
                             2000          1999          1998


Loss for the year
     Canada. . . .  $  (404,271)  $  (256,641)  $ (1,469,472)
     United States   (1,467,845)   (1,192,750)   (15,469,431)
                  -------------------------------------------
                    $(1,872,116)  $(1,449,391)  $(16,938,903)
                    ------------  ------------  -------------

END OF PERIOD

Long-lived assets
     Canada. . . .  $   120,224   $   183,927   $    212,492
     United States    2,180,865     2,484,559      3,212,410
                    ------------  ----------    -------------
                    $ 2,301,089   $ 2,668,486   $  3,424,902
                    ------------  ------------  -------------


For each of the three years ended November 30, 2000, 1999 and 1998, there have been no transfers between geographic segments, nor have there been export sales. Revenue for each of the three years is from sales of gold inventory derived from the Nolan Gold Project.


ITEM  2          PROPERTIES

(A)  REGISTRANT'S  INTEREST

Silverado  holds  interests  in mineral properties in the State of Alaska.   The
Company has conducted sufficient exploration and development work to delineate 111,298 ounces proven and 329,616 probable ore reserves.


(B)     GENERAL  CHARACTER  AND  TECHNICAL  DESCRIPTION  OF  EACH
        PROPERTY

(1)     NOLAN  GOLD  PROJECT

The Nolan Project consists of five contiguous properties covering approximately 6 square miles, 8 miles west of Wiseman, and 175 miles north of Fairbanks, Alaska. These properties are as follows:

(A)     NOLAN  PLACER:

This  property  consists  of  160  unpatented  Federal  placer  claims.

(B)     THOMPSON'S  PUP:

This property consists of 6 unpatented Federal placer claims, and is subject to a royalty of 3 percent of net profits on 80% of production.

(C)     DIONNE  (MARY'S  BENCH):

This property, consisting of 15 unpatented Federal placer claims and miscellaneous mining equipment, was purchased in 1993 for $1,000,000 payable over five years. Payments were completed in 1997.

(D)     SMITH  CREEK:

This property, consisting of 35 unpatented Federal placer claims and miscellaneous mining equipment, was purchased in 1993 for $200,000 payable over five years with payments originally scheduled to be completed in 1998. As at November 30, 2000 $120,000 (1999: $120,000) in acquisition costs are in arrears.

(E)     NOLAN  LODE:

This property consists of 32 unpatented Federal lode claims. The lode claims overlie much of the placer properties and extend beyond them.

(2)     HAMMOND  PROPERTY

The Hammond Property, consisting of 28 Federal placer claims and 36 Federal lode claims covering one and one-half square miles, was acquired by the Company in December 1994. The Company completed a drilling program in 1995 that identified placer gold deposits similar to those on the adjoining Nolan Gold Project. The lode claims also extended the area of interest for exploration for the lode sources of the placer gold. As at November 30, 2000, $240,000 (1999 $160,000) in option payments are in arrears. The company's rights to this property may be adversely affected as a result of the payments in arrears. The property has a carrying value of $85,000.

(3)     MARSHALL  DOME  PROPERTY

The Marshall Dome Gold Project, consists of 38 State claims, 35 of which were acquired by the Company in 1995 due to its proximity and similar geological setting to Kinross Gold Corporation's "True North" gold property, immediately to the southwest. The remaining three adjacent claims were located and acquired by the Company prior to 1995. The project covers an area of two and one-half square miles, and is located eighteen miles northeast of Fairbanks and is on the same geological trend as the "True North" gold deposit one mile to the southwest, which is being developed by Kinross Gold Corporation.

(4)     WHISKEY  GULCH  PROPERTY

This property, acquired by the Company in 1996, consists of four claims and is one-half mile southwest of the Marshall Dome Property and adjoins the "True North" property. During 1999 the Whiskey Gulch Property was sold to a subsidiary of Kinross Gold Corporation for a cash payment of $50,000 and a retained Net Smelter Return payable by Kinross to Silverado in respect to any gold recovered from the property. Kinross is to pay Silverado on the following basis:


PRICE  OF  GOLD                            PRODUCTION  ROYALTY
---------------                            -------------------

$300.00  or  less              2.0%  of  Net  Smelter  Returns

$300.01  to  $350.00           3.0%  of  Net  Smelter  Returns

$350.01  to  $400.00           3.5%  of  Net  Smelter  Returns

$400.01  and  above            4.0%  of  Net  Smelter  Returns

"Price of Gold" is equal to the average, for a particular year for which Net Smelter Returns are being calculated, of the daily London Bullion Market Association P.M. Gold Fixing, as established from time to time during the year.

(5)     ESTER  DOME  GOLD  PROJECT

The Ester Dome Project encompasses all of Silverado's optioned properties on Ester Dome, which is accessible by road 10 miles northwest of Fairbanks, Alaska. The specific properties at this site are as follows:



(a)     GRANT  MINE:

This property consists of 26 state mineral claims subject to payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thereafter.

(b)     MAY  (ST.  PAUL)  /  BARELKA:

This gold property consists of 22 State mineral claims subject to payments of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter.

(C)     DOBB'S:

This property consists of 1 unpatented Federal mineral claims and 4 State mineral claims subject to payments of 15% of net profits until $1,500,000 has been paid and 3% of the net profits thereafter.

(d)     RANGE  MINERALS  #1:

This property consisted of 6 State mineral claims. During 1999 the Company relinquished its interest in this property.

(e)     RANGE  MINERALS  #2:

This property consists of 419 State mineral claims and one Federal claim. During 1999 the Company relinquished its interest in this property.

(6)     EAGLE  CREEK

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

(7)  FRENCH  PEAK  PROPERTY

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

GOLD DEPOSIT. A concentration of gold in rock sufficient to be of economic interest.

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

ITEM  3          LEGAL  PROCEEDINGS

A former employee of the Tri-Con Group has initiated a claim against the Tri-Con Group and the Company for wrongful dismissal/breach of contract in the amount of $150,000. Subsequent to November 30, 2000, the claim was settled for $15,000.

Range Minerals Corporation has sued Silverado Gold Mines Ltd. and Silverado Gold Mines Inc. for $185,665. The lawsuit pertains to required payments covering the Ester Dome Property. Silverado Gold Mines Ltd. and Silverado Gold Mines Inc. have denied the claim of Range Minerals Corporation and have counter claimed for the return of 50,000 shares and $88,000 previously paid to Range Minerals Corporation, and such further additional relief as the court may deem to be just and equitable under the circumstances. The Company believes that the claims made by Range Minerals Corporation are without merit and it will defend itself against the claim. As the outcome of this action and any loss resulting therefrom can not be determined, no provision for this litigation has been made in the consolidated financial statements.


ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

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


                                     PART II


ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(A)     MARKET  INFORMATION

Silverado's common stock trades on the OTC Bulletin Board under the symbol SLGLF.OB. The following table indicates the high and low bid prices of the common shares during the periods indicated:




QUARTER ENDED  HIGH BID  LOW BID
Feb 28, 1999.       1/8     5/64
May 31, 1999.      3/16     7/64
Aug 31, 1999.     13/64     1/16
Nov 30 1999 .       1/8     1/16
Feb 28, 2000.    38/128     4/64
May 31, 2000.     61/64    11/64
Aug 31, 2000.     17/64      1/8
Nov 30 2000 .     13/64     3/32


(B)     HOLDERS  OF  COMMON  SHARES

As at February 28, 2001 there were 23,610,868 registered holders of Silverado's common shares, approximately 77% of whom were located in the United States.

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

A taxable capital gain is presently equal to one-half of a capital gain (two-thirds prior to October 15, 2000, three-quarters prior to February 27,
2000).

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

ITEM  6          SELECTED  FINANCIAL  DATA

The following table sets forth selected financial data for each of Silverado's fiscal years ended November 30, 2000, 1999, 1998, 1997, and 1996.



                                               YEARS ENDED NOVEMBER 30,

                                     2000      1999      1998       1997      1996
                                   --------  --------  ---------  --------  --------
                                             000's except per share amounts:

Revenues. . . . . . . . . . . . .  $    42   $   128   $     58   $   169   $   298

Loss for the Year . . . . . . . .  $(1,872)  $(1,449)  $(16,939)  $(4,413)  $(4,330)

Loss Per Share. . . . . . . . . .  $ (0.08)  $ (0.11)  $  (1.89)  $ (0.66)  $ (0.88)

END OF PERIOD

Assets. . . . . . . . . . . . . .  $ 2,326   $ 2,759   $  3,477   $18,231   $18,461

Long term Obligations . . . . . .  $    75   $    75   $      -   $ 2,010   $ 2,092

Total Liabilities . . . . . . . .  $ 3,806   $ 3,575   $  3,251   $ 2,689   $ 2,656
                                   --------  --------  ---------  --------  --------

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY  AND  CAPITAL  RESOURCES

(a)     Liquidity

At November 30, 2000, the Company had a working capital deficiency of $3,706,831 (1999 - $3,409,536; 1998 - $3,223,756) including a $2,000,000 convertible debenture that matured on July 2, 1999, and is in arrears. To December 31, 2000, the Company has also not made required interest payments on the convertible debenture of $400,000 (1999 - $240,000; 1998 -$160,000). The
Company is also in arrears of required mineral claims and option payments for certain of its mineral properties at November 30, 2000, in the amount of $366,500 (1999 - $286,500; 1998 - $342,000) and therefore, the Company's rights to these properties with a carrying value of $315,000 may be adversely affected as a result of these non-payments.

During the past three fiscal years, the Company has funded its exploration activities primarily by generating capital through private placements and the exercise of options and warrants. The Company has supplemented these financing activities with gold sales.

During the year ended November 30, 2000 the Company funded a net cash outflow from operating activities of $1,187,343 primarily through option and warrant exercises totaling $872,424 and by an increase in the due to related party balance with the Tri-Con Group.

The Company intends to continue to finance its operations by generating capital through private placements. In addition, the Company is working towards completing a joint venture or partnership for its low-rank coal-water fuel technology.

Uncertainty as to the Company's ability to meet its liabilities and commitments as they become payable causes doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern and recover the amounts recorded as mineral properties and building, plant, and equipment is dependant on its ability to obtain the continued forbearance of its creditors, to obtain additional financing and / or the entering into joint venture agreements with third parties in order to complete exploration, development and production of its mineral properties, the continued delineation of reserves on its properties and the attainment of profitable operations. There is no assurance that such items can be obtained or achieved by the Company. Failure to obtain or achieve these items may cause the Company to significantly decrease its level of exploration and operations and to possibly sell or abandon certain mineral properties or capital assets to reduce commitments or raise cash as required. The auditors' report on the Company's consolidated financial statements filed herein in response to item 8 include additional comments by auditor on Canada, U.S reporting differences that indicates that there are conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The Company plans to continue to raise capital through private placements and warrant issues. The company also plans to option to third parties the Ester Dome and Marshall Dome properties, near Fairbanks, Alaska. In addition, the Company is exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators.

(b)     Capital  Resources

The Company has minimum aggregate future cash expenditures for work commitments of $50,000 in each of the next five years to maintain one of its properties in good standing.


RESULTS  OF  OPERATIONS
-----------------------


NOLAN  GOLD  PROJECT
--------------------

During 2000, the company continued mining on the Workmans Bench part of the Smith Creek property. The company recovered 173.2 troy ounces of gold. The company also performed additional reclamation work on the Archibald part of the Nolan Placer Property, and on the Swede Channel part of the Dionne property.

Operating  results


                                        2000              1999              1998
                                        ----              ----              ----
Revenue from gold sales          $      42,433     $     127,940     $    57,915
Operating Costs                        354,582           254,242         336,244
                                       -------           -------         -------
Loss before other expenses       $     312,149     $     126,302     $   278,329

The Company incurred only limited gold sales in 2000. The Company expects to maintain only minimal inventory until production from its Nolan properties resumes.

The  price  of  gold  has  an  impact  upon the Company's results of operations.

OTHER  EXPENSES
---------------

                                     2000           1999                   1998
                                     ----           ----                   ----
Other Expenses                  $ 1,559,967    $ 1,156,089     $      2,196,520
Write down of mineral properties          -        167,000           14,464,054
                                  ---------      ---------           ----------
                                $ 1,559,467    $ 1,323,089     $     16,660,574

YEAR  ENDED  NOVEMBER  30,  2000  COMPARED  TO  THE YEAR ENDED NOVEMBER 30, 1999

Revenue from gold sales decreased to $42,433 in 2000 from $127,940 in 1999 as a result of reduced gold production and gold inventory available for sale. The Company's total gold recovered was 173 ounces in 2000 compared to 289 ounces in 1999.

Operating costs increased in 2000 to $354,582 from $254,242 in 1999 because of increased maintenance efforts on the mineral properties.

Other expenses increased to $1,559,967 from $1,323,089 in 1999 because of the following reasons: (a) an increase in consulting expenses of $114,000 relating primarily to consulting expenses incurred for investor relations activities; (b) an increase in management services from a related party of $228,798 because of an increase in activities of the Tri-Con Group with respect to the operations of the Company; (c) an increase in printing and publicity expenditures of $81,542 relating to efforts to better inform potential investors with respect to the operations of the Company; (d) a decrease in receivable allowance of $153,561 because for the current year, funds were not advanced to the Tri-Con Group in advance of work being performed; (e) an increase in research expenditures of $198,827 which relate to research for the Company's low-rank coal water fuel technology, a new project for the Company in 2000; and (f) a decrease in write-down of mineral properties and development costs of $167,000 because no properties were assessed as impaired in 2000.

YEAR  ENDED  NOVEMBER  30,  1999  COMPARED  TO  THE YEAR ENDED NOVEMBER 30, 1998


During the year ended November 30, 1999 the Company funded a net cash outflow from operating activities of $555,394 primarily through option and warrant exercises totaling $379,445 and by issuance of a $75,000 convertible debenture.

Revenue from gold sales increased to $127,940 in 1999 from $57,915 in 1998 as a result of increased gold production and gold inventory for sale. The Company's share of total gold recovered from the Swede Channel in 1999 was 289 ounces compared to 144 ounces in 1998.

Operating costs decreased in 1999 to $254,242 from $336,244 in 1998 because of an increase in an accrual for reclamation expense of $60,575 recorded in 1998.

Other expenses decreased from $16,660,574 in 1998 to $1,323,089 in 1999, a decrease of $15,337,485. The primary reason for this significant decrease relates to a write-down of mineral properties and development costs of $14,464,054 in 1998. The 1998 write-down relates primarily to deferred exploration and development that was capitalized in prior years. Exploration costs and option payments are expensed as incurred commencing in 1998. The receivable allowance for funds advanced to the Tri-Con Group in advance of work being performed also decreased in 1999 from $363,667 in 1998 to $153,561. The remaining decrease relates to reduced administrative expenditures as the Company sought to attain further financing.

ITEM  7A     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

None


ITEM  8          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The consolidated financial statements listed below were prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars. These principles conform, in all material respects, with those generally accepted in Canada.


Auditors'  Report                                                            F-1

Comments  by  Auditor  for  U.S.  Readers  on
Canada - U.S. Reporting Difference                                           F-1

Consolidated  Balance  Sheets,  November  30,  2000  and  1999               F-2

Consolidated  Statements  of  Operations
Years  Ended  November  30,  2000,  1999  and  1998                          F-3

Consolidated  Statements  of  Cash  Flows
 Years  Ended  November  30,  2000,  1999  and  1998                         F-4

Consolidated  Statements  of  Stockholders'  Equity
Years  Ended  November  30,  2000,  1999,  1998                              F-5

Notes  to  Consolidated  Financial  Statements                     F-6  to  F-21

No schedules are presented either because the required information is disclosed elsewhere in the financial statements, or the schedules are not applicable.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

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
Garry  L.  Anselmo  (1)                  57     Chairman of the Board  and Chief
                                                Operating Officer  since  May 4,
                                                       1973; President and Chief
                                                   Executive Officer from May 1,
                                                   1979  to  November  4,  1994,
                                               and from March 1,1997 to present.

James  F.  Dixon (1)(2)                  53       Director  since  May  6,  1988

Stuart  C.  McCulloch (1)(2)             65    Director since December 14,  1998

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

ITEM  11.     EXECUTIVE  COMPENSATION.


(A)  (B)     SUMMARY  COMPENSATION  TABLE

Name and                                                                Securities Underlying
Principal Position. .  Year  $     Salary ($)   Bonus ($)   Other ($)   Options/SAR's (#)          All Other ($)
----------------------------------------------------------------------------------------------------------------

Garry L. Anselmo (1).  2000  Cdn   $         0  $        0  $        0                                  $0

Chairman, President,.  1999  Cdn   $         0  $        0  $  104,990        2,000,000                 $0

CEO & CFO . . . . . .  1998  Cdn   $         0  $        0  $        0                                  $0




(1)     Mr.  Anselmo  is  employed  and compensated by Tri-Con Mining Ltd., which provides management and mining exploration  and  development  services  to  the  Company.


C) OPTION GRANTS TABLE. During the fiscal year ended November 30, 1999, 2,000,000 stock options were granted to Garry Anselmo:




                   #Securities  Percent of Total
                   Underlying   Options Granted     Exercise                                         Grant Date
                   Unexercised  to Employees in   (Base) Price                                   Present Value $
Executive Officer    Options      Fiscal Year       ($/share)    Expiration Date                        (1)
-----------------  -----------  ----------------  -------------  ---------------                ------------------------

G.L. Anselmo       2,000,000          57%             $0.10      December 1, 2004                      $104,990


(1)     The  grant  date fair value was estimated using the Black-Scholes Option Pricing Model.   The estimated weighted
average  fair  value of the options granted is prepared assuming a risk-free rate of 6.5%, an expected dividend yield of
0%,  an  expected  volatility  of  105%,  and  a  weighted  average  expected  life  of  5  years.


(D)     AGGREGATED  OPTION  EXERCISES  AND  FISCAL  YEAR  END  OPTION  VALUE  TABLE


                                                                 Number of Securities        Value of Unexercised
                Shares acquired                                 Underlying Unexercised       In-The-Money Options
Name              on Exercise           Value Realized       Options at November 30, 2000    at November 30, 2000
------------  --------------------  -----------------------  ----------------------------  -  -------------------

G.L. Anselmo       2,000,000              $   39,110                     Nil                           Nil



(E)  (F)     LONG-TERM  INCENTIVE  PLANS AND DEFINED BENEFIT PLANS.  The Company
does not have any long-term incentive plans, pension plans, or similar compensatory plans for its Executive Officers.

(G) COMPENSATION OF DIRECTORS. Directors of the Company receive no fees on an annual or per meeting basis, but the Company has periodically granted to directors Options to purchase Common Shares.

(H) EMPLOYMENT CONTRACTS AND TERMINATION AND CHANGE IN CONTROL ARRANGEMENTS. The Company has entered into compensation agreements with the three directors of the Company. The agreements provide for severance arrangements where change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the directors aggregates $4,200,000 (1999: $4,200,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A)  (B)     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as of February 28, 2001, as to the beneficial ownership of shares of the Company's only outstanding class of securities, its Common Stock: by each person or group who, to the knowledge of the Company at that date, was a beneficial owner of 5% or more of the outstanding shares of Common Stock; by all directors; by each executive officer required to be named in the summary compensation table; and by all directors and executive officers as a group. The table does not include information regarding shares of Common Stock held in the names of certain depositories/clearing agencies as nominee for various brokers and individuals.



                                               AMOUNT AND NATURE         PERCENT OF
NAME/ADDRESS OF BENEFICIAL OWNER            OF BENEFICIAL OWNERSHIP  OUTSTANDING SHARES
------------------------------------------  -----------------------  ------------------
Garry L. Anselmo (1) . . . . . . . . . . .                  350,007                 1.1
James F. Dixon (2) . . . . . . . . . . . .                  762,562                 2.5
Stuart C. McCulloch. . . . . . . . . . . .                  190,000                 0.6
All Directors and Executive Officers as a
group. . . . . . . . . . . . . . . . . . .                1,302,569                 4.3


(1)     Includes  7  shares  owned  by Tri-Con Mining Ltd., of which Garry Anselmo owns
        100%.
(2)     Includes  directors  options  of  700,000  shares.
(3)     Includes  directors  options  of  150,000  shares.



ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc., collectively the "Tri-Con Mining Group" and Anselmo Holdings Ltd., all of which are controlled by a director of the Company, and Kintana Resources Ltd., a company related by virtue of common directors.

The Tri-Con Mining Group are operations, exploration and development contractors, and have been employed by the Company under contract since 1972 to carry out all its field work and to provide administrative and management services. Under the current contract of January, 1997, work is charged at cost plus 15% for operations and cost plus 25% for exploration and development. Costs includes a 15% charge for office overhead. Services of the directors of the Tri-Con Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Group who are also Directors of the Company are not charged. At November 30, 2000, the Company had prepaid $nil (1999: $241,265; 1998: $363,667) to the Tri-Con Group for exploration, development and administration services to be performed during the next fiscal period on behalf of the Company. The amounts have been written-off in the respective years as a receivable allowance.

The aggregate amount paid to the Tri-Con Group, including amounts related to the Grant Mine Project and Nolan Project, for the year ended November 30, 2000 was $851,446, (1999 - $296,973; 1998 - $1,674,388).

                                     PART IV

ITEM  14     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES

(a)     FINANCIAL  STATEMENTS

(1) The following financial statements are included in part II, Item 8 to this report:

Auditors'  Report

Comments  by  Auditor  for  U.S.  Readers  on Canada - U.S. Reporting Difference

Consolidated  Balance  Sheets  at  November  30,  2000  and  1999

Consolidated Statements of Operations, years ended November 30, 2000, 1999, and 1998

Consolidated Statements of Cash Flows, years ended November 30, 2000, 1999, and 1998

Consolidated Statements of Stockholders' Equity, years ended November 30, 2000, 1999 and 1998

Notes  to  Consolidated  Financial  Statements

(2)     Financial  Statement  Schedules

     No schedules are presented either because the required information is disclosed elsewhere in the financial statements, or the schedules are not applicable.

(3)     Exhibits  required  to  be  filed  are  listed  in  Item  14  (c  )

(b)     REPORTS  ON  FORM  8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ending November 30, 2000.

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


/s/  James  F.  Dixon                         March  15,  2000
---------------------                         ----------------
James  F.  Dixon                                          Date
Director


/s/  Stuart  C.  McCulloch                    March  15,  2000
--------------------------                    ----------------
Stuart  C.  McCulloch                                     Date
Director

Pursuant to the requirements of Section 1 of 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SILVERADO  GOLD  MINES  LTD.


BY:     /s/  G.L.  Anselmo                    Date:     March  15,  2000
        ------------------
        G.L.  Anselmo,  President,  Chairman,
        C.E.O.