Form 10QSB
period 2001-02-28
SILVERADO GOLD MINES LTD
filed 2001-04-12
CIK 731727

FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.    20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED FEBRUARY 28, 2001
                                         -------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission  file  number  0-12132
                          -------

                            SILVERADO GOLD MINES LTD.
                    (Exact name of Registrant in its charter)

British  Columbia,  Canada
(State or other jurisdiction of  incorporation)

98  -0045034
(I.R.S.  Employer  I.D.  No.)

Suite  505,  1111  West  Georgia  Street
Vancouver,  British  Columbia,  Canada  V6E  4M3
(Address  of  Principal  Executive  Offices)

(604)  689-1535
(Registrant's  telephone)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 13(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class
(Common  stock  (npv))

Outstanding  at  April  6,  2001

35,189,891

SILVERADO  GOLD  MINES  LTD.
Consolidated  Balance  Sheets
(Expressed  in  United  States  Dollars)

------------------------------------------------------------------------------------------------------
                                                                       February  28,     November  30,
                                                                             2001           2000
------------------------------------------------------------------------------------------------------
                                                                       (unaudited)
Assets

Current assets:
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      1,058   $          -
Gold inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,179         18,750
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .         5,758          5,856
-----------------------------------------------------------------------------------------------------
                                                                               23,995         24,606

Mineral properties (note 2) . . . . . . . . . . . . . . . . . . . . . .     1,209,529      1,209,529

Buildings, plant and equipment. . . . . . . . . . . . . . . . . . . . .     2,982,608      2,982,608
Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .    (1,965,344)    (1,891,048)
-----------------------------------------------------------------------------------------------------
                                                                            1,017,264      1,091,560
-----------------------------------------------------------------------------------------------------

                                                                         $  2,250,788   $  2,325,695
-----------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
Bank indebtedness . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $      3,007
Accounts payable and accrued liabilities. . . . . . . . . . . . . . . .     1,266,572      1,213,503
Loans payable secured by gold inventory . . . . . . . . . . . . . . . .        36,051         36,651
Mineral claims payable. . . . . . . . . . . . . . . . . . . . . . . . .       366,500        366,500
Due to related party (note 3) . . . . . . . . . . . . . . . . . . . . .       235,412        111,776
Convertible debenture, current portion (note 2) . . . . . . . . . . . .     2,000,000      2,000,000
-----------------------------------------------------------------------------------------------------
                                                                            3,904,535      3,731,437

Convertible debenture . . . . . . . . . . . . . . . . . . . . . . . . .        75,000         75,000

Stockholders' deficiency:
Common stock:
Authorized: 100,000,000 common shares
Issued and outstanding:
February 28, 2001 - 30,889,891 shares;
November 30, 2000 - 30,589,891. . . . . . . . . . . . . . . . . . . . .    45,699,977     45,669,977
Share subscriptions received. . . . . . . . . . . . . . . . . . . . . .        79,000         20,000
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (47,507,724)   (47,170,719)
-----------------------------------------------------------------------------------------------------
                                                                           (1,728,747)    (1,480,742)
-----------------------------------------------------------------------------------------------------
                                                                         $  2,250,788   $  2,325,695
-----------------------------------------------------------------------------------------------------

Continuing operations (note 2)
Contingencies (notes 2 and 5)
Subsequent events (note 6)


See accompanying notes to unaudited consolidated financial statements.



Approved  on  behalf  of  the  Board:


/s  Garry  Anselmo     /s/  James  F.  Dixon
Garry  L.  Anselmo     James  F.  Dixon
Director               Director

SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Operations
(Expressed  in  United  States  Dollars)

-----------------------------------------------------------------------------------------------------
                                                                      Three  months     Three  months
                                                                          ended             ended
                                                                       February  28,     February  29,
                                                                          2001               2000
-----------------------------------------------------------------------------------------------------
                                                                       (unaudited)       (unaudited)
Revenue from gold sales . . . . . . . . . . . . . . . . . . . . . . . .  $     1,655   $         -

Mining and processing costs . . . . . . . . . . . . . . . . . . . . . .       40,660             -

Loss before the undernoted. . . . . . . . . . . . . . . . . . . . . . .       39,005             -

Other expenses:
Accounting and audit. . . . . . . . . . . . . . . . . . . . . . . . . .        9,857           180
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       74,296        89,653
General exploration . . . . . . . . . . . . . . . . . . . . . . . . . .        6,286             -
Interest on convertible debentures. . . . . . . . . . . . . . . . . . .       40,938        43,750
Legal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,713        (4,388)
Loss (gain) on foreign exchange . . . . . . . . . . . . . . . . . . . .         (194)       19,660
Management services from related party. . . . . . . . . . . . . . . . .       39,922       164,498
Office expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,172        34,715
Other interest and bank charges . . . . . . . . . . . . . . . . . . . .        1,221           472
Reporting and investor relations. . . . . . . . . . . . . . . . . . . .        3,892             -
Research. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       73,897             -
----------------------------------------------------------------------------------------------------
                                                                             297,990       348,540
----------------------------------------------------------------------------------------------------

Loss and comprehensive loss for the period. . . . . . . . . . . . . . .  $  (337,005)  $  (348,540)
----------------------------------------------------------------------------------------------------

Loss per share - basic and diluted. . . . . . . . . . . . . . . . . . .  $     (0.01)  $     (0.02)
Weighted average number of common shares outstanding. . . . . . . . . .   30,636,558    15,873,224
----------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  Dollars)

------------------------------------------------------------------------------------------------------
                                                                       Three  months     Three  months
                                                                           ended             ended
                                                                       February  28,     February  29,
                                                                           2001              2000
------------------------------------------------------------------------------------------------------
                                                                        (unaudited)       (unaudited)
Cash provided by (used in):

Operating activities:
Loss for the year . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (337,005)  $(348,540)
Depreciation, an item not involving cash. . . . . . . . . . . . . . . .       74,296      89,653
Changes in non-cash operating working capital:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .           98      (6,805)
Gold inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,571           -
Accounts payable and accrued liabilities. . . . . . . . . . . . . . . .       53,069     176,697
-------------------------------------------------------------------------------------------------
                                                                            (207,971)    (88,995)

Financing activities:
Bank indebtedness . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,007)     44,850
Shares issued for cash. . . . . . . . . . . . . . . . . . . . . . . . .       30,000           -
Repayment of loans payable. . . . . . . . . . . . . . . . . . . . . . .         (600)          -
Share subscriptions received. . . . . . . . . . . . . . . . . . . . . .       59,000      44,145
Due to related party. . . . . . . . . . . . . . . . . . . . . . . . . .      123,636           -
-------------------------------------------------------------------------------------------------
                                                                             209,029      88,995
-------------------------------------------------------------------------------------------------

Increase in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,058           -

Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . .            -           -
-------------------------------------------------------------------------------------------------

Cash, end of the period . . . . . . . . . . . . . . . . . . . . . . . .  $     1,058   $       -
-------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Stockholders'  Equity  (Deficiency)
(Expressed  in  United  States  Dollars)
Three  months ended February 28, 2001 and years ended November 30, 2000 and 1999

----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Share
                                                                         Number        Share     subscriptions  Accumulated
                                                                         of shares     capital     received      deficit
----------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1999. . . . . . . . . . . . . . . . . . . . . . .  15,873,224  $44,454,365  $  28,188   $(45,298,603)
Year ended November 30, 2000
Loss for the year . . . . . . . . . . . . . . . . . . . . . . . . . . .           -            -          -     (1,872,116)
Shares issued:
Private placements for cash . . . . . . . . . . . . . . . . . . . . . .   4,276,866      323,091          -              -
Private placement for
consulting services . . . . . . . . . . . . . . . . . . . . . . . . . .   1,000,000      100,000          -              -
Shares issued for
subscriptions received
in prior year . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     373,134       28,188    (28,188)             -
Cash received for shares
to be issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -            -     20,000              -
On exercise of warrants
for cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,716,667      529,333          -              -
On exercise of options
for cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     200,000       20,000          -              -
On issuance of shares
for settlement of
accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     200,000       20,000          -              -
On issuance of shares
for settlement of due
to related party. . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,950,000      195,000          -              -
---------------------------------------------------------------------------------------------------------------------------
                                                                         14,716,667    1,215,612     (8,188)    (1,872,116)
---------------------------------------------------------------------------------------------------------------------------

Balance, November 30, 2000. . . . . . . . . . . . . . . . . . . . . . .  30,589,891   45,669,977     20,000    (47,170,719)
Loss for the period . . . . . . . . . . . . . . . . . . . . . . . . . .           -            -          -       (337,005)
Shares issued:
On exercise of options. . . . . . . . . . . . . . . . . . . . . . . . .     300,000       30,000          -              -
Cash received for shares
to be issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -            -     59,000              -
---------------------------------------------------------------------------------------------------------------------------
                                                                            300,000       30,000     59,000              -
---------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2001
(unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30,889,891  $45,699,977  $  79,000   $(47,507,724)
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

------------------------------------------------------------------------------------
                                                                            Total
------------------------------------------------------------------------------------

Balance, November 30, 1999. . . . . . . . . . . . . . . . . . . . . . .  $  (816,050)
Year ended November 30, 2000
Loss for the year . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,872,116)
Shares issued:
Private placements for cash . . . . . . . . . . . . . . . . . . . . . .      323,091
Private placement for
consulting services . . . . . . . . . . . . . . . . . . . . . . . . . .      100,000
Shares issued for
subscriptions received
in prior year                                                                      -
Cash received for shares
to be issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,000
On exercise of warrants
for cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      529,333
On exercise of options
for cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,000
On issuance of shares
for settlement of
accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,000
On issuance of shares
for settlement of due
to related party. . . . . . . . . . . . . . . . . . . . . . . . . . . .      195,000
------------------------------------------------------------------------------------
                                                                            (664,692)
------------------------------------------------------------------------------------

Balance, November 30, 2000. . . . . . . . . . . . . . . . . . . . . . .   (1,480,742)
Loss for the period . . . . . . . . . . . . . . . . . . . . . . . . . .     (337,005)
Shares issued:
On exercise of options. . . . . . . . . . . . . . . . . . . . . . . . .       30,000
Cash received for shares
to be issued. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       59,000
------------------------------------------------------------------------------------
                                                                              89,000
------------------------------------------------------------------------------------

Balance, February 28, 2001
(unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,728,747)
------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2001  and  February  29,  2000
-------------------------------------------------------------------


1.     BASIS  OF  PRESENTATION:

The unaudited consolidated balance sheet and the unaudited consolidated statements of operations, stockholders' equity (deficiency) and cash flows include the accounts of the Company and its wholly-owned subsidiary company. These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. These financial statements comply, in all material respects, with generally accepted accounting principles in Canada.

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States or Canadian generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2001 and for all periods presented, have been included. Readers of these financial statements should note that interim results for the three-month periods ended February 28, 2001 and February 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended November 30, 2000.

2.     CONTINUING  OPERATIONS:

At February 28, 2001, the Company had a working capital deficiency of $3,880,540 including a $2,000,000 convertible debenture that matured on July 2, 1999, and is in arrears. The Company has not made required interest payments on the $2,000,000 convertible debenture of $506,667 to February 28, 2001. The Company is also in arrears of required mineral claims and option payments for certain of its mineral properties at February 28, 2001, in the amount of $366,500 and therefore, the Company's rights to these properties with a carrying value of $315,000 may be adversely affected as a result of these non-payments. The Company understands that it is not in default of the agreements in respect of these properties. The unpaid interest and mineral claims and option payments are included in current liabilities at February 28, 2001.

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

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2001  and  February  29,  2000
-------------------------------------------------------------------

2.     CONTINUING  OPERATIONS  (CONTINUED):

The Company plans to continue to raise capital through private placements and warrant issues. The Company also plans to option to third parties the Ester Dome and Marshall Dome properties, near Fairbanks, Alaska. No specific third parties have been identified. In addition, the Company is exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators. The Company is currently in negotiations to restructure the $2,000,000 convertible debenture.

3.     RELATED  PARTY  TRANSACTIONS:

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group"); and Anselmo Holdings Ltd., all of which are controlled by a director of the Company.

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:


----------------------------------------------------------------------------------------
                                                             February  28, February  29,
                                                                  2001       2000
----------------------------------------------------------------------------------------
Operations and field services. . . . . . . . . . . . . . . . .  $  3,188   $      -
Exploration and development services . . . . . . . . . . . . .    15,085          -
Administrative and management services . . . . . . . . . . . .    39,923    164,498
Research . . . . . . . . . . . . . . . . . . . . . . . . . . .    73,897          -
-------------------------------------------------------------------------------------

                                                                $132,093   $164,498
-------------------------------------------------------------------------------------
Amount of total charges in excess of Tri-Con costs incurred. .  $ 29,181   $ 28,787
-------------------------------------------------------------------------------------

Excess amount charged as a percentage of actual costs incurred      22.1%      17.5%
-------------------------------------------------------------------------------------



4.     LOSS  PER  SHARE:

Basic loss per share has been calculated using the weighted average number of common shares outstanding including shares held in escrow. Diluted loss per share amounts have not been presented, as the effect of 850,000 outstanding options, 2,300,000 outstanding warrants and 295,192 shares to be issued on conversion of convertible debentures are anti-dilutive.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2001  and  February  29,  2000
-------------------------------------------------------------------

5.     LITIGATION:

Range Minerals Corporation has initiated a claim against the Company for $185,665. The lawsuit pertains to required payments covering the Ester Dome
Property. The Company has denied the claim of Range Minerals Corporation and has counterclaimed for the return of 50,000 shares and $88,000 previously paid, and such further additional relief as the court may deem to be just and equitable under the circumstances. Management of the Company believes that the claim by Range Minerals Corporation is without merit and the Company will successfully defend itself against the claim. As the outcome and the amount of any loss is not determinable at February 28, 2001, no provision for this litigation has been made in the interim financial statements.

6.     SUBSEQUENT  EVENTS:

(a) On March 5, 2001, 1,000,000 share purchase warrants were exercised at a price of $0.10 per share and the Company issued 1,000,000 common shares from the treasury for proceeds of $100,000;

(b) Between March 8, 2001 and March 14, 2001, 1,450,000 share purchase warrants were exercised at a price of $0.10 per share and the Company issued 1,450,000 common shares from treasury for proceeds of $145,000.

(c) On March 14, 2001, the Company completed a private placement of 500,000 units at a price of Cdn. $0.30 per unit for total proceeds of Cdn. $150,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of U.S. $0.30 until March 14, 2003.

(d) On March 22, 2001, 800,000 share purchase warrants were exercised at a price of $0.10 per share and the Company issued 800,000 common shares from the treasury for proceeds of $80,000.

ITEM  2.        MANAGEMENT  DISCUSSION  AND  ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

THREE  MONTHS  2001  V.  2000
-----------------------------

Loss for the three month period ended February 28, 2001 was $337,005 or $0.01 per share, down from $348,540 or $0.02 per share for the three month period ended February 29, 2000. Expenditures during the three month period ended February 28, 2001 were $297,990 down from $348,540 for the three month period ended February 29, 2000. $59,000 in cash was received for share subscriptions during first three months of 2001.

Research expenses of $73,897 were incurred during the quarter as the Company continued its work on the new low-rank coal-water fuel process fuel. The Company also continued engineering and planning work for the final stage of development on a portion of Nolan Creek at its Nolan gold mine resulting in mining and processing costs of $40,660.

The Company has plans to retrofit the Grant Mill as part of a program to create the world's first commercial low-rank coal-water fuel demonstration facility.

The Company continued to maintain its other properties in good standing, pending further exploration and development, subject to the availability of financing.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  FEBRUARY  28,  2001
-----------------------------------------------------------

During the first three months of 2001 the Company received cash of $59,000 from share subscriptions. The Company plans to raise capital through gold sales from its 100% owned Nolan Gold Mine as well as through private placements and warrant issues. The Company has a working capital deficiency of $3,880,540 at February 28, 2001 up from $3,706,831 at November 30, 2000 as a result of management, research and operations expenses.

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

The Company plans to continue to raise capital through private placements and warrant issues. The Company also plans to option to third parties the Ester Dome and Marshall Dome properties, near Fairbanks, Alaska. No specific third parties have been identified. In addition, the Company is exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators. The Company is currently in negotiations to restructure the $2,000,000 convertible debenture.

ITEM  3.             QUALITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.
-----

                           PART II - OTHER INFORMATION

ITEM  1     LEGAL  PROCEEDINGS
-------

Range Minerals Corporation has initiated a claim against the Company for $185,665. The lawsuit pertains to required payments covering the Ester Dome
Property. The Company has denied the claim of Range Minerals Corporation and has counter claimed for the return of 50,000 shares and $88,000 previously paid, and such further additional relief as the court may deem to be just and equitable under the circumstances. Management of the Company believes that the claim by Range Minerals Corporation is without merit and the Company will defend itself against the claim. As the outcome and the amount of any loss is not determinable at February 28, 2001, no provision for this litigation has been made in the interim financial statements.

ITEM  2     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.
-------

None

ITEM  3     DEFAULT  UPON  SENIOR  SECURITIES
-------

The Company has not made required interest payments on the $2,000,000 convertible debenture of $506,667 to February 28, 2001. The debenture was due on July 2, 1999 and is in arrears.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-------

None.

ITEM  5     OTHER  INFORMATION
-------

None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K
-------

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO  GOLD  MINES  LTD.



/S/  G.L.  ANSELMO
-------------------------
G.L.  Anselmo
President  /  CEO  /  CFO