Form 10-Q
period 2001-05-31
SILVERADO GOLD MINES LTD
filed 2001-07-16
CIK 731727

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 2001

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

Yes [X] No [ ]

SILVERADO GOLD MINES LTD.

Consolidated Balance Sheets
(Expressed in United States Dollars)
	May 31, 2001	November 30, 2001
	(unaudited)
Assets
Current assets:
Cash	$34,638	$-
Gold inventory	17,179	18,750
Accounts receivable	7,846	5,856
	59,663	24,606

Mineral properties (note 2)	1,209,529	1,209,529

Buildings, plant and equipment	2,982,574	2,982,608
Accumulated depreciation	(2,039,640)	(1,891,048)
	942,934	1,091,560

	$2,212,126	$2,325,695

Liabilities and Stockholders' Deficiency

Current liabilities:
Bank indebtedness	$-	$3,007
Accounts payable and accrued liabilities	814,625	1,213,503
Loans payable secured by gold inventory	36,051	36,651
Mineral claims payable	366,500	366,500
Due to related party (note 3)	211,631	111,776
Debentures, current portion (note 2)	383,378	-
Convertible debenture, current portion (note 2)	505,000	2,000,000
	2,317,185	3,731,437

Debentures (note 2)	1,533,511	-

Convertible debenture	75,000	75,000

Stockholders' deficiency:
Common stock: Authorized: 100,000,000 common shares Issued and outstanding: May 31, 2001 - 36,249,891 shares; November 30, 2000 - 30,589,891	46,339,977	45,669,977
Share subscriptions received	-	20,000
Accumulated deficit	(48,053,547)	(47,170,719)
	(1,713,570)	(1,480,742)

	$2,212,126	$2,325,695

Continuing operations (note 2)

Contingencies (notes 2 and 5)

Subsequent events (note 6)

See accompanying notes to unaudited consolidated financial statements.

SILVERADO GOLD MINES LTD.

Consolidated Statements of Operations
(Expressed in United States Dollars)
	Six months ended May 31, 2001	Six months ended May 31, 2000
	(unaudited)	(unaudited)

Revenue from gold sales	$1,655	$-

Mining and processing costs	71,677	-

Loss before the undernoted	70,022	-

Other expenses:
Accounting and audit	22,878	2,175
Advertising and promotion	92,178	42,653
Depreciation	148,592	176,189
General exploration	16,374	16,077
Interest on convertible debentures	122,102	83,750
Legal	29,647	30,749
Loss (gain) on foreign exchange	3,368	(9,668)
Management services from related party	97,334	235,437
Office expenses	107,454	90,540
Other interest and bank charges	1,838	2,094
Reporting and investor relations	21,790	-
Research	149,251	81,338
	812,806	751,334

Loss and comprehensive loss for the period	$(882,828)	$(751,334)

Loss per share - basic and diluted	$(0.03)	(0.03)
Weighted average number of common shares outstanding	32,854,122	23,065,978

SILVERADO GOLD MINES LTD.

Consolidated Statements of Operations
(Expressed in United States Dollars)
	Three months ended May 31, 2001	Three months ended May 31, 2000
	(unaudited)	(unaudited)

Revenue from gold sales	$-	$-

Mining and processing costs	31,017	-

Loss before the undernoted	31,017	-

Other expenses:
Accounting and audit	13,021	2,175
Advertising and promotion	92,178	40,706
Depreciation	74,296	85,630
General exploration	10,088	16,077
Interest on convertible debentures	81,164	43,750
Legal	14,934	11,089
Loss (gain) on foreign exchange	3,562	(29,238)
Management services from related party	57,412	70,939
Office expenses	74,282	79,222
Other interest and bank charges	617	1,106
Reporting and investor relations	17,898	-
Research	75,354	81,338
	514,806	402,794
Loss and comprehensive loss for the period	(545,823)	$(402,794)

Loss per share - basic and diluted	$(0.02)	(0.03)
Weighted average number of common shares outstanding	35,023,478	23,065,978

See accompanying notes to unaudited consolidated financial statements.

SILVERADO GOLD MINES LTD.

Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
	Six months ended May 31, 2001	Six months ended May 31, 2000
	(unaudited)	(unaudited)

Cash provided by (used in):

Operating activities:
Loss for the period	(882,828)	$(751,334)
Write-down of fixed assets	34	-
Depreciation, an item not involving cash	148,592	176,189
Changes in non-cash operating working capital:
Accounts receivable	(1,990)	62,896
Gold inventory	1,571	-
Mineral claims payable	-	(3,625)
Accounts payable and accrued liabilities	23,011	(100,135)
	(711,610)	(616,009)
Financing activities:
Bank indebtedness	(3,007)	(2,385)
Shares issued for cash	650,000	610,000
Repayment of loans payable	(600)	-
Share subscriptions received	-	14,089
Due to related party	99,855	-
	746,248	621,704
Increase in cash	34,638	5,695

Cash, beginning of period	-	-

Cash, end of the period	$34,638	$5,695

Supplementary cash flow information

Interest paid	$3,750	$3,750
Non-cash activities not reflected in statements of cash flows:
Exchange of convertible debenture for replacement debenture	$1,495,000	-
Exchange of interest payable for replacement debenture	421,889	-
Issue of shares for share subscriptions received in prior periods		20,000

SILVERADO GOLD MINES LTD.

Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
	Three months ended May 31, 2001	Three months ended May 31, 2000
	(unaudited)	(unaudited)

Cash provided by (used in):

Operating activities:
Loss for the period	(545,823)	$(402,794)
Write-down of fixed assets	34	-
Depreciation, an item not involving cash	74,296	85,630
Changes in non-cash operating working capital:
Accounts receivable	(2,088)	70,607
Gold inventory	-	-
Mineral claims payable	-	(3,625)
Accounts payable and accrued liabilities	(20,058)	(276,832)
	(493,639)	(527,014)
Financing activities:
Bank indebtedness	-	(47,235)
Shares issued for cash	551,000	579,944
Repayment of loans payable	-	-
Share subscriptions received	-	-
Due to related party	(23,781)	-
	527,219	532,709

Increase in cash	33,580	5,695
Cash, beginning of period	1,058	-

Cash, end of the period	$34,638	$5,695
Supplementary cash flow information:
Interest paid	$3,750	$3,750
Non-cash activities not reflected in statements of cash flows:
Exchange of convertible debenture for replacement debentures	$1,495,000	-
Exchange of interest payable for replacement debentures	421,889	-
Issue of shares for share subscriptions received in prior periods	20,000	-

See accompanying notes to unaudited consolidated financial statements.

SILVERADO GOLD MINES LTD.

Consolidated Statements of Stockholders' Equity (Deficiency)
(Expressed in United States Dollars)

Six months ended May 31, 2001 and years ended November 30, 2000 and 1999
	Number of common shares	Share Capital	Share subscriptions received	Accumulated deficit	Total

Balance, November 30, 1999	15,873,224	$44,454,365	$28,188	$(45,298,603)	$(816,050)
Year ended November 30, 2000
Loss for the year	-	-	-	(1,872,116)	(1,872,116)
Shares issued:
Private placements for cash	4,276,866	323,091	-	-	323,091
Private placement for consulting services	1,000,000	100,000	-	-	100,000
Shares issued for subscriptions received in prior year	373,134	28,188	(28,188)	-	-
Cash received for shares to be issued	-	-	20,000	-	20,000
On exercise of warrants for cash	6,716,667	529,333	-	-	529,333
On exercise of options for cash	200,000	20,000	-	-	20,000
On issuance of shares for settlement of accounts payable	200,000	20,000	-	-	20,000
On issuance of shares for settlement of due to related party	1,950,000	195,000	-	-	195,000
	14,716,667	1,215,612	(8,188)	(1,872,116)	(664,692)

Balance, November 30, 2000	30,589,891	45,669,977	20,000	(47,170,719)	(1,480,742)
Loss for the period	-	-	-	(882,828)	(882,828)
Shares issued:
On exercise of options	600,000	60,000	-	-	60,000
Shares issued for subscriptions
received in prior year	4,418	20,000	(20,000)		-
Private placements	855,582	170,000			190,000
Exercise of warrants	4,200,000	420,000			420,000
	5,660,000	670,000	-	(882,828)	(232,828)

Balance, May 31, 2001 (unaudited)	36,249,891	$46,339,977	$-	$(48,053,547)	$(1,713,570)

See accompanying notes to unaudited consolidated financial statements.

SILVERADO GOLD MINES LTD.

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2001 and May 31, 2000

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

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States or Canadian generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2001 and for all periods presented, have been included. Readers of these financial statements should note that interim results for the six-month periods ended May 31, 2001, and May 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended November 30, 2000.

2. Continuing operations:

At May 31, 2001, the Company has a working capital deficiency of $2,257,522, down from $3,706,831 at November 30, 2000, primarily as a result of renegotiating the repayment terms of a portion of the $2,000,000 convertible debentures and related interest. The Company is in arrears of required mineral claims and option payments for certain of its mineral properties at May 31, 2001, in the amount of $366,500 and therefore, the Company's rights to these properties with a carrying value of $315,000 may be adversely affected as a result of these non-payments. The Company understands that it is not in default of the agreements in respect of these properties. The unpaid mineral claims and option payments are included in current liabilities at May 31, 2001.

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

SILVERADO GOLD MINES LTD.

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2001 and May 31, 2000

2. Continuing operations (continued):

The Company plans to continue to raise capital through private placements and warrant issues. The Company also plans to option to third parties the Ester Dome and Marshall Dome properties, near Fairbanks, Alaska. No specific third parties have been identified and there can be no certainty that any such parties will be identified in the future. In addition, the Company is exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators. The Company has completed negotiations to restructure its $2,000,000 convertible debentures. The replacement debentures and aggregate is $2,564,400 and consists of the original $2,000,000 principal amount plus all accrued interest to March 1, 2001. The debentures bear interest at 8% and mature March 1, 2006. Interest is due and payable on a quarterly basis and principal is payable on a monthly basis. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts, at 20% below the average market price. As at May 31, 2001, $1,495,000 plus $421,889 of accrued interest has been exchanged for replacement debentures. Of its aggregate amount $1,916,889, $383,378 is classified as a current liability and $1,533,511 has been classified as non-current. Remaining convertible debentures of $505,000, plus accrued interest of $126,667 are in default and it is expected that they will be exchanged for replacement debentures.

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

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

	May 31, 2001	May 31, 2000

Operations and field services	$5,662	$-
Exploration and development services	24,436	-
Administrative and management services	84,246	235,437
Research	149,251	81,338
	$266,595	$316,775

Amount of total charges in excess of Tri-Con costs incurred	$58,345	$77,247

Excess amount charged as a percentage of actual costs incurred	21.9%	24.4%

SILVERADO GOLD MINES LTD.

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2001 and May 31, 2000

4. Loss per share:

Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.

5. Litigation:

Range Minerals Corporation has initiated a claim against the Company for $185,665. The lawsuit pertains to required payments covering the Ester Dome Property. The Company has denied the claim of Range Minerals Corporation and has counterclaimed for the return of 50,000 shares and $88,000 previously paid, and such further additional relief as the court may deem to be just and equitable under the circumstances. Management of the Company believes that the claim by Range Minerals Corporation is without merit and the Company will successfully defend itself against the claim. As the outcome and the amount of any loss is not determinable at May 31, 2001, no provision for this litigation has been made in the interim financial statements.

6. Subsequent events:

  Subsequent to May 31, 2001, the Company issued 516,085 shares at the market price of $0.26 to the holders of the replacement debenture to satisfy the first quarterly payments due May 31, 2001.

  Subsequent to May 31,2001 the Company completed a private placement of 666,667 units at a price of $0.15. Each unit consists of one series A common share purchase warrant and one Series B common share purchase warrant. Each series A common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 until November 9, 2001. Each series B common share purchase warrant entitles the holder to purchase one common share at a price of $0.30 until May 9, 2002.

  Also subsequent to May 31, 2001 a further $165,000 of the $2,000,000 convertible debentures were exchanged for replacement debentures.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

Six Months 2001 v. 2000

Loss for the six month period ended May 31, 2001, was $882,828 or $0.03 per share, up from $751,334 or $0.03 per share for the six month period ended May 31, 2000. Loss for the second quarter ended May 31, 2001, was $545,823 or $0.02 per share up from $402,794 for the three month period ended May 31, 2000. Expenditures during the six month period ended May 31, 2001, were $812,806 up from $751,713 for the six month period ended May 31, 2000.

Research expenses of $149,251 were incurred during the six months as the Company continued its work on the new low-rank coal-water fuel process fuel. Research expenses for the quarter were $75,354. The Company also continued engineering and planning work for the final stage of development on a portion of Nolan Creek at its Nolan gold mine resulting in mining and processing costs of $71,667.

The Company has plans to retrofit the Grant Mill as part of a program to create the world's first commercial low-rank coal-water fuel demonstration facility.

The Company continued to maintain its other properties in good standing, pending further exploration and development, subject to the availability of financing.

Liquidity and Capital Resources at May 31, 2001

During the first six months of 2001 the Company received cash of $670,000 from the sale of shares . The Company plans to raise capital through gold sales from its 100% owned Nolan Gold Mine as well as through private placements and warrant issues. The Company has a working capital deficiency of $2,257,522 at May 31, 2001, down from $3,706,831 at November 30, 2000, primarily as a result of renegotiating the repayment terms of a portion of the convertible debentures. The Company has completed negotiations to restructure its $2,000,000 convertible debentures. The replacement debentures are to aggregate $2,564,400 and consist of the original $2,000,000 principal amount plus all accrued interest to March 1, 2001. The replacement debenture bears interest at 8% and matures March 1, 2006. Interest is due and payable on a quarterly basis and principal is payable on a monthly basis. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts, at 20% below the average market price. The $2,000,000 convertible debentures are exchangeable for the replacement debentures and as at May 31, 2001, $1,495,000 plus $421,889 of accrued interest has been exchanged.

The financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and buildings, plant and equipment is dependent on the Company's ability to obtain the continued forbearance of certain creditors, to obtain additional financing to fund its operations and acquisition, exploration and development activities, the continued discovery of economically recoverable ore on its properties, and the attainment of profitable operations. Current uncertainty with regard to these matters raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

Range Minerals Corporation has initiated a claim against the Company for $185,665. The lawsuit pertains to required payments covering the Ester Dome Property. The Company has denied the claim of Range Minerals Corporation and has counter-claimed for the return of 50,000 shares and $88,000 previously paid, and such further additional relief as the court may deem to be just and equitable under the circumstances. Management of the Company believes that the claim by Range Minerals Corporation is without merit and the Company will defend itself against the claim. As the outcome and the amount of any loss is not determinable at May 31, 2001, no provision for this litigation has been made in the interim financial statements.

Item 2 Changes in Securities and Use of Proceeds.

None

Item 3 Default Upon Senior Securities

The Company has completed negotiations to restructure its $2,000,000 convertible debentures. The replacement debentures and aggregate is $2,564,400 and consists of the original $2,000,000 principal amount plus all accrued interest to March 1, 2001. The debentures bear interest at 8% and mature March 1, 2006. Interest is due and payable on a quarterly basis and principal is payable on a monthly basis. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts, at 20% below the average market price. As at May 31, 2001, $1,495,000 plus $421,889 of accrued interest has been exchanged for replacement debentures. Of its aggregate amount $1,916,889, $383,378 is classified as a current liability and $1,533,511 has been classified as non-current. Remaining convertible debentures of $505,000, plus accrued interest of $126,667 are in default and it is expected that they will be exchanged for replacement debentures.

Item 4 Submission of Matters to a Vote of Security Holders

None.

Item 5 Other Information

None.

Item 6 Exhibits and Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

/s/ G.L. Anselmo

G.L. Anselmo

President / CEO / CFO