Form 10QSB
period 2001-08-31
SILVERADO GOLD MINES LTD
filed 2001-10-15
CIK 731727

                         FORM 10-Q

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
August 31, 2001
                             OR

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

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date.

Class                              Outstanding at September 11, 2001
--------------------------------------------------------------------
  Common stock (npv)                                      39,763,988

SILVERADO GOLD MINES LTD.
Consolidated Balance Sheets
(Expressed in United States Dollars)
--------------------------------------------------------------------
                                  August 31,        November 30,
                                       2001                2000
--------------------------------------------------------------------
                                 (unaudited)

Assets

Current assets:
   Cash                           $10,132                    $-
   Gold inventory                  17,010                18,750
   Accounts receivable             25,851                 5,856
--------------------------------------------------------------------
                                   52,993                24,606

Mineral properties (note 2)     1,209,529             1,209,529

Buildings, plant
 and equipment                  2,979,099             2,982,608
Accumulated depreciation       (2,111,529)           (1,891,048)
--------------------------------------------------------------------
                                  867,570             1,091,560
--------------------------------------------------------------------
                               $2,130,092            $2,325,695
--------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
   Bank indebtedness                   $-                $3,007
   Accounts payable and
    accrued liabilities           810,186             1,213,503
   Loans payable secured
    by gold inventory              36,051                36,651
   Mineral claims payable         366,500               366,500
   Due to related
    party (note 3)                250,331               111,776
   Debentures, current
    portion (note 2)              329,845                     -
   Convertible debenture,
    current portion (note 2)      340,000             2,000,000
--------------------------------------------------------------------
                                2,132,913             3,731,437

Debentures (note 2)             1,702,763                     -

Convertible debenture              75,000                75,000

Stockholders' deficiency:
  Common stock:
   Authorized: 100,000,000 common
     shares
   Issued and outstanding:
     August 31,2001 - 38,132,643
      shares;
     November 30, 2000 -
      30,589,891               46,644,159            45,669,977
  Share subscriptions
    received                       50,000                20,000
  Accumulated deficit         (48,474,743)          (47,170,719)
--------------------------------------------------------------------
                               (1,780,583)           (1,480,742)
--------------------------------------------------------------------
                               $2,130,092            $2,325,695
--------------------------------------------------------------------

Continuing operations (note 2)
Contingencies (notes 2 and 5)
Subsequent events (note 6)


See accompanying notes to unaudited consolidated financial statements.

SILVERADO GOLD MINES LTD.
Consolidated Statements of Operations
(Expressed in United States Dollars)
--------------------------------------------------------------------
                              Nine months           Nine months
                                    ended                 ended
                               August 31,            August 31,
                                     2001                  2000
--------------------------------------------------------------------
                               (unaudited)           (unaudited)

Revenue from gold sales            $1,786                $6,387

Mining,  processing, and
 development costs                122,448                10,210

Loss before the undernoted        120,662                 3,823

Other expenses:
  Accounting and audit             31,210                12,127
  Advertising and promotion       100,015               159,371
  Depreciation                    222,873               266,220
  General exploration              57,866                96,555
  Interest on convertible
   debentures                     163,693               123,750
  Legal                            29,656                20,445
  Loss (gain) on foreign
   exchange                         2,966                     -
  Management services
   from related party             143,928               392,147
  Office expenses                 184,808               311,362
  Other interest and
   bank charges                     1,076                 7,359
  Reporting and investor
   relations                       35,614                20,577
  Research                        209,656               135,934
--------------------------------------------------------------------
                                1,183,362             1,542,024

Loss and comprehensive
   loss for the period        $(1,304,024)          $(1,545,847)
--------------------------------------------------------------------
Loss per share - basic
   and diluted                     $(0.04)                (0.06)
Weighted average number
  of common shares
  outstanding                  30,884,175            25,836,630
--------------------------------------------------------------------

SILVERADO GOLD MINES LTD.
Consolidated Statements of Operations
(Expressed in United States Dollars)
--------------------------------------------------------------------
                             Three months          Three months
                                    ended                 ended
                               August 31,            August 31,
                                     2001                  2000
--------------------------------------------------------------------
                               (unaudited)           (unaudited)

Revenue from gold sales              $131                $6,387

Mining, processing,
  and development costs            50,771                10,210

Loss before the undernoted         50,640                (3,823)

Other expenses:
  Accounting and audit              8,332                 9,952
  Advertising and promotion         7,837               116,718
  Depreciation                     74,281                90,831
  General exploration              41,492                80,478
  Interest on convertible
   debentures                      41,590                40,000
  Legal                                 9               (10,304)
  Loss (gain) on foreign
   exchange                          (402)               (9,668)
  Management services from
   related party                   46,594               156,710
  Office expenses                  77,356               220,822
  Other interest and
   bank charges                      (762)                5,265
  Reporting and investor
   relations                       13,824                20,577
  Research                         60,405                54,596
--------------------------------------------------------------------
                                  370,954               790,690
Loss and comprehensive
  loss for the period            (421,196)            $(794,513)
--------------------------------------------------------------------
Loss per share - basic
  and diluted                      $(0.02)                (0.03)
Weighted average number of
  common shares outstanding    35,023,478            23,065,978
--------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

SILVERADO GOLD MINES LTD.
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
--------------------------------------------------------------------
                              Nine months           Nine months
                                    ended                 ended
                               August 31,            August 31,
                                     2001                  2000
--------------------------------------------------------------------
                               (unaudited)           (unaudited)


Cash provided by (used in):
  Operating activities:
    Loss for the period        (1,304,024)          $(1,545,847)
    Disposal of fixed assets        3,509                     -
    Depreciation, an item
     not involving cash           220,481               266,220
    Realized loss on
     sale equipment                   832                     -
    Changes in non-cash
     operating working capital:
      Accounts receivable         (19,995)               72,522
      Gold inventory                1,740               (12,920)
      Mineral claims payable            -                (6,125)
      Accounts payable and
       accrued liabilities        (32,041)              (18,995)
---------------------------------------------------------------------
                               (1,129,498)             (885,856)
Financing activities:
  Bank indebtedness                (3,007)               (2,385)
  Shares issued for cash          954,182               901,000
  Cash received from sale
   of equipment                       500                     -
  Repayment of loans payable         (600)                    -
  Share subscriptions received     50,000                 5,304
  Due to related party            138,554                     -
---------------------------------------------------------------------
                                1,139,630               903,919
--------------------------------------------------------------------
Increase in cash                   10,132                18,063

Cash, beginning of period               -                     -
--------------------------------------------------------------------
Cash, end of the period           $10,132               $18,063
--------------------------------------------------------------------
Supplementary cash flow
  information

Interest paid                      $3,750                $3,750
--------------------------------------------------------------------
Non-cash activities not reflected in
statements of cash flows:

Exchange of convertible
 debenture for replacement
 debenture                     $1,660,000                     -
Issue of shares in lieu
  of required payment on
  replacement debenture           134,182

Exchange of interest payable
 for replacement debenture        468,452                     -

Issue of shares for share
 subscriptions received in
 prior periods                     20,000                     -
--------------------------------------------------------------------

SILVERADO GOLD MINES LTD.
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
--------------------------------------------------------------------
                             Three months          Three months
                                    ended                 ended
                               August 31,            August 31,
                                     2001                  2000
--------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
  Loss for the period            (421,196)            $(794,513)
  Write-down of fixed assets        3,475                     -
  Depreciation, an item
   not involving cash              71,889                90,037
  Realized loss on disposal
   of equipment                       832                     -
  Changes in non-cash
   operating working
   capital:

     Accounts receivable             (169)                9,626
     Gold inventory                   131               (12,920)
     Mineral claims payable             -                (2,500)
     Accounts payable and
      accrued liabilities         (72,849)               81,141
---------------------------------------------------------------------
                                 (417,887)             (629,129)
Financing activities:
  Bank indebtedness                     -                     -
  Shares issued for cash          304,182               291,000
  Cash received from
   sale of equipment                  500                     -
  Repayment of loans payable            -                     -
  Share subscriptions
   received                        50,000                (8,792)
  Due to related party             38,699               359,289
---------------------------------------------------------------------
                                  393,381               641,497
---------------------------------------------------------------------
(Decrease) in cash                (24,506)               12,368
Cash, beginning of period          34,638                 5,695
---------------------------------------------------------------------
Cash, end of the period           $10,132               $18,063
Supplementary cash flow
 information:
Interest paid                          $-                    $-
Non-cash activities not
 reflected in statements
 of cash flows:
Exchange of convertible
 debenture for
 replacement debentures          $165,000                     -
Exchange of interest
 payable for
 replacement
 debentures                        46,563                     -
Issue of shares for share
 subscriptions
 received
 in prior
 periods                                -                     -
See accompanying notes to unaudited consolidated financial statements.

SILVERADO GOLD MINES LTD.
Consolidated Statements of Stockholders' Equity (Deficiency)
(Expressed in United States Dollars)
Nine months ended August 31, 2001 and years ended November 30,
2000 and 1999

--------------------------------------------------------------------------
                                     Share
            Number of                subscrip-
            common     Share         ions      Accumulated
            shares     Capital       received  deficit        Total
--------------------------------------------------------------------------
Balance,
November
30, 1999    15,873,224 $44,454,365   $28,188   $ (45,298,603) $ (816,050)

Year
 ended
 November
 30, 2000

Loss for
 the year            -           -          -     (1,872,116) (1,872,116)

Shares issued:

Private
 placements
 for
 cash        4,276,866     323,091          -              -     323,091

Private
 placement
 for
 consulting
 services
             1,000,000     100,000          -              -     100,000

Shares
 issued for
 subscriptions
 received
 in prior
 year          373,134      28,188    (28,188)             -           -

Cash
 received
 for shares
 to be
 issued              -           -     20,000              -      20,000

On exercise
 of warrants
 for cash    6,716,667     529,333          -              -     529,333

On exercise
 of options
 for cash      200,000      20,000          -              -      20,000

On issuance
 of shares
 for settle-
 ment of
 accounts
 payable       200,000      20,000          -              -      20,000

On issuance of
 shares for
 settlement of
 due to related
 party       1,950,000     195,000          -              -     195,000
-----------------------------------------------------------------------------
            14,716,667   1,215,612     (8,188)    (1,872,116)   (664,692)
-----------------------------------------------------------------------------
Balance,
November 30,
2000
            30,589,891  45,669,977     20,000    (47,170,719) (1,480,742)

Loss for
 the
 period              -           -          -     (1,304,024) (1,304,024)

Shares issued:
  Cash received
  for shares
  to be
  issued                               50,000                     50,000

On exercise
 of options    600,000      60,000          -              -      60,000

Shares
 issued
 for
 subscrip-
 tions
 received
 in prior
 year            4,418      20,000    (20,000)                         -


Private
 placements  2,222,249     340,000                               340,000

Exercise
 of
 warrants    4,200,000     420,000                               420,000


Shares
 issued in
 lieu of
 monthly
 payments on
 debentures    516,085     134,182                               134,182
-----------------------------------------------------------------------------
             7,542,752     974,182     30,000     (1,304,024)   (279,842)
-----------------------------------------------------------------------------
Balance,
 August 31,
 2001
 (un-
 audited)   38,132,643 $46,644,159    $50,000   $(48,474,743) $(1,760,584)
-----------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)
Nine months ended August 31, 2001, and August 31, 2000


1.  Basis of presentation:
The unaudited consolidated balance sheet and the unaudited consolidated statements of operations, stockholders' equity (deficiency) and cash flows include the accounts of the Company and its wholly-owned subsidiary company. These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. These financial statements comply, in all material respects, with generally accepted accounting principles in Canada.
The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States or Canadian generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at August 31, 2001, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the nine-month periods ended August 31, 2001, and August 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.
These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended November 30, 2000.

2.  Continuing operations:
At August 31, 2001, the Company has a working capital deficiency of $2,079,918, down from $3,423,578 at November 30, 2000, primarily as a result of renegotiating the repayment terms of a portion of the $2,000,000 convertible debentures and related interest. The Company is in arrears of required mineral claims and option payments for certain of its mineral properties at August 31, 2001, in the amount of $366,500 and therefore, the Company's rights to these properties with a carrying value of $315,000 may be adversely affected as a result of these non-payments. The Company understands that it is not in default of the agreements in respect of these properties. The unpaid mineral claims and option payments are included in current liabilities at August 31, 2001.
These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and buildings, plant and equipment is dependent on the Company's ability to obtain the continued forbearance of certain creditors, to obtain additional financing to fund its operations and acquisition, exploration and development activities, the discovery of economically recoverable ore on its properties, and the attainment of profitable operations. Current uncertainty with regard to these matters raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2001,  and August 31, 2000

2.  Continuing operations (continued):
The Company plans to continue to raise capital through private placements and warrant issues. The Company also plans to option to third parties the Ester Dome and Marshall Dome properties, near Fairbanks, Alaska. No specific third parties have been identified and there can be no certainty that any such parties will be identified in the future. In addition, the Company is exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators. The Company has completed negotiations to restructure its $2,000,000 convertible debentures. The replacement debentures aggregate $2,564,400 and consists of the original $2,000,000 principal amount plus all accrued interest to March 1, 2001. The debentures bear interest at 8% and mature March 1, 2006. Interest is due and payable on a quarterly basis and principal is payable on a monthly basis. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts, at 20% below the average market price. On June 7, 2001, the Company issued 516,085 shares at the market price of $0.26 to the holders of the replacement debenture to satisfy the first quarterly payments due May 31, 2001. The value of the transaction consists of $95,844 of principal and $38,338 of interest. As at August 31, 2001, $1,660,000 plus
$468,452 of accrued interest has been exchanged for replacement debentures. Of its aggregate amount $2,032,608, $329,845 is classified as a current liability and $1,702,763 has been classified as non-current. Remaining convertible debentures of $340,000, plus accrued interest of $80,104 are in default and it is expected that they will be exchanged for replacement debentures.

3.  Related party transactions:
The Company has had related party transactions with Tri-Con
Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group") All of which are controlled by a director of the Company.
The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services
rendered by the Tri-Con Group personnel working on the
Company's projects, and including interest charged on
outstanding balance at the Tri-Con Group's borrowing costs are shown below:
---------------------------------------------------------------------
                                      August 31,           August 31,
                                           2001                 2000
---------------------------------------------------------------------
Operations and field services            $9,251              $126,377
Exploration and development services     87,253                84,252
Administrative and management services  135,524               148,660
Research                                209,656                     -
---------------------------------------------------------------------
                                       $540,517              $359,289
Amount of total charges in excess
 of Tri-Con costs incurred              $98,833                    $-
---------------------------------------------------------------------
Excess amount charged as a
 percentage of actual costs
 incurred                                 22.4%                 0.00%
---------------------------------------------------------------------

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2001,  and August 31, 2000

4.  Loss per share:
Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.

5.  Litigation:
On August 23, 2000, Range Minerals Corporation initiated a claim in the State Court of Alaska against the Company for $185,665. The lawsuit pertains to required payments under an option agreement covering the Ester Dome Property. The Company has denied the claim of Range Minerals Corporation and has counter-claimed for the return of 50,000 shares and $88,000 previously paid, and such further additional relief as the court may deem to be just and equitable under the circumstances. Management of the Company believes that the claim by Range Minerals Corporation is without merit and the Company will defend itself against the claim. As the outcome and the amount of any loss is not determinable at August 31, 2001, no provision for this litigation has been made in the interim financial statements.

6.  Subsequent events:
  (a) Subsequent to August 31, 2001, the Company issued 1,131,345 shares at the market price of $0.13 to the holders of the replacement debenture to satisfy the second quarterly payments due August 31, 2001.
  (b) Subsequent to August 31, 2001, 500,000 warrants were exercised at a price of $0.10 per share and the Company issued 500,000 shares from the treasury for proceeds of $50,000.
  (c) On September 7, 2001, a resolution was passed to grant options to a director of the Company to purchase up to 3,700,000 shares in the Company's capital stock at a price of $0.15 per share. The offer is valid until September 30, 2006. The director is a significant stockholder of the Tri-Con Mining Group.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain factors which have significantly affected the Company's financial position and operating results during the period included in the accompanying condensed consolidated financial statements.

Nine Months 2001 v. 2000
------------------------
Loss for the nine-month period ended August 31, 2001, was $1,304,024 or $0.04 per share, down from $1,545,847 or $0.06 per share for the nine-month period ended August 31, 2000 due to management's decision to reduce operating expenses. Loss for the third quarter ended August 31, 2001, was $421,196 or $0.01 per share down from $794,513 for the three-month period ended August 31, 2000. Expenditures during the nine-month period ended August 31, 2001, were $1,304,044 down from $1,542,024 for the nine-month period ended August 31, 2000 due to management's decision to reduce operating expenses.
Research expenses of $209,656 were incurred during the nine-months as the Company continued its work on the new low-rank coal-water fuel process. Research expenses for the quarter were $60,405. The Company also continued engineering and planning work for the final stage of development on a portion of Nolan Creek at its Nolan gold mine resulting in mining, processing and development costs of $122,448.
The Company has plans to retrofit the Grant Mill as part of a program to create the world's first commercial low-rank coal-water fuel demonstration facility.
The Company continued to maintain its other properties in good standing, pending further exploration and development, subject to the availability of financing


Liquidity and Capital Resources at August 31, 2001
--------------------------------------------------
During the first nine months of 2001 the Company received cash of $974,182 from the sale of shares. The Company plans to raise capital through gold sales from its existing inventory, as well as through private placements and warrant issues. The Company has a working capital deficiency of $2,079,918 at August 31, 2001, down from $3,706,831 at November 30, 2000, primarily as a result of renegotiating the repayment terms of a portion of the convertible debentures. The Company has completed negotiations to restructure its $2,000,000 convertible debentures. The replacement debentures and aggregate is $2,564,400 and consists of the original $2,000,000 principal amount plus all accrued interest to March 1, 2001. The debentures bear interest at 8% and mature March 1, 2006. Interest is due and payable on a quarterly basis and principal is payable on a monthly basis. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts, at 20% below the average market price. On June 7, 2001, the Company issued 516,085 shares at the market price of $0.26 to the holders of the replacement debentures to satisfy the first quarterly payments due May 31, 2001. The value of the transaction consists of $95,844 of principal and $38,338 of interest. As at August 31, 2001, $1,660,000 plus $468,452 of accrued interest has been exchanged.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

                PART II - OTHER INFORMATION

Item 1  Legal Proceedings
------
On August 23, 2000, Range Minerals Corporation initiated a claim in the State Court of Alaska against the Company for $185,665. The lawsuit pertains to required payments under an option agreement covering the Ester Dome Property. The Company has denied the claim of Range Minerals Corporation and has counter-claimed for the return of 50,000 shares and $88,000 previously paid, and such further additional relief as the court may deem to be just and equitable under the circumstances. Management of the Company believes that the claim by Range Minerals Corporation is without merit and the Company will defend itself against the claim. As the outcome and the amount of any loss is not determinable at August 31, 2001, no provision for this litigation has been made in the interim financial statements.

Item 2  Changes in Securities and Use of Proceeds.
------
The Company completed the following issuances of its securities during the three months ended August 31, 2001:

1. On June 7, 2001, the Company issued 516,085 common shares at the market price of $0.26 to the holders of the replacement debentures to satisfy the first quarterly payments due May 31, 2001. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act.

2. On June 7, 2001, the Company completed a private placement of 666,667 common shares at a price of $0.15. Each unit consists of one series
    A common share purchase warrant and one Series B common share purchase warrant. Each series A common share purchase warrant entitles the holder to purchase one common share at a price of $0.25 until November 9, 2001. Each series B common share purchase warrant entitles the holder to purchase one common share at a price of $0.30
    until May 9, 2002.   No commissions or fees were paid in connection
    with the offering. All sales were completed pursuant to Rule 505 of Regulation D of the Act to persons who are "accredited investors", as defined in Rule 501 of Regulation D.

3. Also on June 7, 2001, the Company issued replacement debentures in the principal amount of in exchange for $165,000 of the $2,000,000 convertible debentures. The replacement debentures bear interest at 8% and mature March 1, 2006. Interest is due and payable on a quarterly basis and principal is payable on a monthly basis. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts, at 20% below the average market price. No commissions or fees were paid in connection with the issuance of the replacement debentures. The replacement debentures were issued pursuant to Regulation S of the Act on the basis that each investor receiving the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act.

Item 3  Default Upon Senior Securities
------
The Company has completed negotiations to restructure its $2,000,000 convertible debentures. The replacement debentures aggregate $2,564,400 and consists of the original $2,000,000 principal amount plus all accrued interest to March 1, 2001. The debentures bear interest at 8% and mature March 1, 2006.
Interest is due and payable on a quarterly basis and principal is payable on a monthly basis. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts, at 20% below the average market price. On June 7, 2001, the Company issued 516,085 shares at the market price of $0.26 to the holders of the replacement debenture to satisfy the first quarterly payments due May 31, 2001. The value of the transaction consists of $95,844 of principal and $38,338 of interest. As at August 31, 2001, $1,660,000 plus $468,452 of accrued interest has been exchanged for replacement debentures. Of its aggregate amount $2,032,608, $329,845 is classified as a current liability and $1,702,763 has been classified as non-current. Remaining convertible debentures of $340,000, plus accrued interest of $80,104 are in default and it is expected that they will be exchanged for replacement debentures.

Item 4  Submission of Matters to a Vote of Security Holders
------
None.

Item 5  Other Information
------
None.

Item 6  Exhibits and Reports on Form 8-K
------
Reports on Form 8-K: A report on form 8-K was filed on October 12, 2001 to announce a change in the Company's principal accountants from KPMG LLP to Morgan & Company, Chartered Accountants, effective October 9, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SILVERADO GOLD MINES LTD.

                              /s/ G.L. Anselmo



                              G.L. Anselmo
                              President
                              Chief Executive Officer
                              (Principal Executive Officer)
                              Chief Financial Officer
                              (Principal Financial Officer)
                                                                     13