Form 10KSB
period 2001-11-30
SILVERADO GOLD MINES LTD
filed 2002-03-15
CIK 731727

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)
[ X ] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

          For  the  fiscal  year  ended  NOVEMBER  30,  2001

[   ]     Transition  Report  Under  Section  13  Or  15(D)  Of  The Securities
          Exchange  Act  Of  1934

          For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER:     0-12132


                            SILVERADO GOLD MINES LTD.
                            -------------------------
                 (Name of small business issuer in its charter)


British Columbia, Canada                           98-0045034
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification  No.)


Suite 505, 1111 West Georgia Street
Vancouver, British Columbia, Canada                V6E  4M3
----------------------------------------           -----------
(Address of principal executive offices)           (Zip Code)


(604) 689-1535
Issuer's telephone number
-------------------------


Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE.
                                                                        -----


Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                           COMMON SHARES, NO PAR VALUE
                           ---------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       Yes  [X]   No  [
]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year  $7,657

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $8,329,000 as of March 14, 2002


State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest  practicable  date.   62,294,626  Common  Shares

Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

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

INTRODUCTION

Silverado Gold Mines Ltd. ("Silverado" or "the Company"), is engaged in the acquisition, exploration and development of mineral properties in the State of Alaskaand the development of low-rank coal-water fuel technology as a replacement for oil fired boilers and utility generators.

CORPORATE  ORGANIZATION

Silverado was incorporated under the laws of British Columbia, Canada, in June 1963, and operates in the United States through a wholly owned subsidiary, Silverado Gold Mines Inc., incorporated in the State of Alaska in 1981. Subsequent to November 30, 2001, the Company changed the name of Silverado Gold Mines Inc. to Silverado Green Fuel Inc. as it continues its development of the Company's low-rank-coal-water fuel technology.

Silverado's exploration and development activities are managed and conducted by an affiliated company, Tri-Con Mining Ltd. ("Tri-Con") pursuant to a written operating agreement. Tri-Con is a privately owned corporation controlled by Garry L. Anselmo, who is President, Chairman, CEO and a Director of Silverado. See Item 12 - Certain Relationships and Related Transactions.

MINERAL  EXPLORATION  AND  DEVELOPMENT  BUSINESS

The Company holds interests in four groups of mineral properties in Alaska. Silverado's main projects are exploration and development of the Ester Dome Gold Project, located 10 miles northwest of Fairbanks, Alaska, and the Nolan Gold
Project, located 175 miles north of Fairbanks, Alaska. The Company's plan of operations for these mineral properties is discussed below:

1.     The  Nolan  Gold  Project

The Company primary area of exploration interest is its Nolan gold project. The properties comprising the Nolan gold project are discussed in detail under Item 2 - Description of Properties of this Form 10-KSB Annual Report.

The Company's plan of operation is to continue to develop and mine its Nolan properties, with production targeted specifically for the Nolan Deep Channel areas. The Company estimates that it will cost approximately $3,000,000 in order to complete placing the Nolan gold project into gold production. The Company is currently in negotiations to obtain a loan in the amount of $3,000,000 in order to finance the expenses required to commence production. The details of the gold loan have not been finalized and it has not been determined whether the loan would be secured by future gold sales or if it would be an unsecured loan. The estimated costs to put the underground mine into year round production are approximately $3,000,000.

The Nolan gold project is currently not in production. No revenues will be achieved from the Nolan Gold project until such time as the property is placed into production.

2.     Ester  Dome  Property

The properties comprising the Ester Dome gold project are discussed in detail under Item 2 - Description of Properties of this Form 10-KSB Annual Report. The Company currently is not undertaking any exploration activities on the Ester Dome gold project.

The Company plans to convert the Grant mine mill located on the Ester Dome properties into a research and development facility for the Company's low-rank-coal-water fuel technology, as discussed below.

3.     Marshall  Dome  Property

The properties comprising the Marshall Dome gold project are discussed in detail under Item 2 - Description of Properties of this Form 10-KSB Annual Report. The Company currently is not undertaking any exploration activities on the Marshall Dome gold project due to the Company's determination to focus its resources on placing the Nolan gold project into production.

4.     Hammond  Property

The  properties  comprising  the  Hammond property are discussed in detail under
Item 2 - Description of Properties of this Form 10-KSB Annual Report. The Company currently is not undertaking any exploration activities on the Hammond property due to the Company's determination to focus its resources on placing the Nolan gold project into production.

LOW-RANK  COAL  WATER  FUEL  BUSINESS

The Company commenced development of a low-rank-coal-water fuel business in 2000. The Company's determination to enter into this business was based on a decision to broaden the Company's business beyond mineral exploration and production. This aspect of the Company's business is still in the start-up phase of operations and no revenues have been achieved to date. The Company anticipates that revenues from this technology will not be achieved until commercialization of the technology has been established.

The Company entered the fuel sector in 2000 by forming a "New Fuel Technology Division" which operates out of Fairbanks, Alaska. This division of the Company's business is operated by the Company's wholly owned subsidiary, Silverado Green Fuel Inc., under the supervision of Dr. Warrack Willson, vice-president of Silverado Green Fuel. The fuel product is called Low-Rank-Coal-Water fuel. It is an economically and environmentally friendly alternative to crude oil. The fuel is used in utility generators for producing electricity and in industrial boilers. It is a non-toxic, non-hazardous, non-flammable substance, which is injected under pressure and burned in power plants and results in lower emissions. This fuel is produced by coal being crushed and ground to a fine state and then treated with a high-pressure hot water process. Water is then removed from the coal and then when cool, the micro-pores of the coal particle are sealed. This limits moisture absorption. This results in an increase in the energy content of the coal particles, which are then re-mixed with water. When the particles are fired under pressure injection, the particles burn with a hot stable flame that allows for rapid ignition and complete carbon burn-out. The Company believes that demand for the low-rank-coal-water fuel technology exists because of the high cost of crude oil and the desire for economical alternatives to crude oil that are environmentally friendly. The Company's believes that its fuel technology is a promising entry into this market.

The Company's objective is to establish the commercial viability of the low-rank-coal-water fuel technology. In order to commence the tests necessary to establish commercial viability, the Company has applied for an $8,000,000 grant from the U.S. Department of Energy. If this funding is achieved, the Company plans to adapt its Grant Mill located on the Ester Dome property into the world's first demonstration facility for producing low-rank-coal-water fuel. The conversion would take approximately one year to complete at an estimated cost of $10,000,000.

The Company is also in negotiations with officials from the government of Malaysia to build a commercial low-rank-coal-water fuel facility. Malaysia would finance the development and the Company would receive a markup on the facilities built and an ongoing royalty on all fuel sold. No agreement with the government  of  Malaysia  has  been  concluded  to  date.

From time to time as conditions or funds warrant, the Company may re-evaluate its development programs in response to changing economic or environmental conditions. Such re-evaluation may result in the Company either changing its development priorities or allowing certain properties or portions thereof to lapse.

GOVERNMENT  REGULATION

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

Management believes that it has in place or will be able to obtain as necessary all of the required permits for the Company's planned operations. Management knows of no areas of noncompliance with laws or regulations, which could close or curtail operations.

EMPLOYEES

The Company does not have any employees. The Company's operating and administrative activities are carried out through the Company's agreement with the Tri-Con Mining Group. See Item 12 - Certain Relationships and Related Transactions.

RESEARCH  AND  DEVELOPMENT  EXPENDITURES

The Company has spent the following amounts on research and development activities during the past two fiscal years:

                              November 30, 1999          November 30, 2000
                              to November 30, 2000       to November 30, 2001
                              --------------------       --------------------

Research and Development
Expenditures:                         $277,395               $198,827

Research and development activities were primarily attributable to the development of the Company's low-rank coal water fuel technology.


ITEM  2.     DESCRIPTION  OF  PROPERTY.

The Company's head office is located at Suite 505, 1111 West Georgia Street, Vancouver, British Columbia, Canada V6E 4M3. These premises are leased for a term expiring in March 2004.

The Company's interests in its four groups of mineral properties located in Alaska are described below:

NOLAN  GOLD  PROJECT

1.     Location  and  Access

The Nolan gold project consists of five contiguous properties covering approximately 6 square miles. These mineral properties are located approximately 8 miles west of Wiseman, and 175 miles north of Fairbanks, Alaska in the foothills of the Brooks Range, in an area known as the Koyukuk Mining District.

2.     Ownership  Interest

The five contiguous properties comprising the Nolan gold project are as follows:

(a)     Nolan  Placer:

This property consists of 160 unpatented Federal placer claims 100 percent owned by Silverado.

(b)     Thompson's  Pup:

This property consists of 6 unpatented Federal placer claims owned by Silverado. Silverado's ownership is subject to a royalty of 3 percent of net profits on 80% of production. Mining is by conventional open-pit methods.

(c)     Dionne  (Mary's  Bench):

This property consists of 15 unpatented Federal placer claims and miscellaneous mining equipment purchased by Silverado in 1993 for a purchase price of $1,000,000. Payment of this purchase price was completed in 1997.

(d)     Smith  Creek:

This property consists of 35 unpatented Federal placer claims and miscellaneous mining equipment and was purchased in 1993 from its previous operators, Lloyd Mickelson and Dennis Anderson of Frazee Minnesota, for $200,000 payable over five years with payments originally scheduled to be completed in 1998. As at November 30, 2001, $70,000 (2000: $120,000) in acquisition costs is in arrears. The Company's rights to these properties may be adversely affected as a result of the payments in arrears.

Smith  Creek's mining operations are using the open-cut method.   Currently, the
Company has no mining activity on the Smith Creek except for its required Federal mining claims payments.

(e)     Nolan  Lode:

This property consists of 32 unpatented Federal lode claims 100 percent owned by Silverado. This property presently contains no known gold reserves. Known gold bearing lodes consist of stibnite bearing quartz veins, and quartz veins, which fill fractures cutting phyllite, and contain free gold. It is believed that a paleo-meta sedimentary unit of the Nolan/Hammond area could be auriferous, and cross-cutting erosion of this unit may account for at least a portion of placer gold. The Company has no plans for any exploration and development for this property at the present time.

3.     History  of  Operations

Silverado began acquiring claims in the area and developing the placer gold deposits in 1979. Through 1988, Silverado and a lessee produced 2,400 ounces of gold nuggets. Due to the angular nature and attachment to quartz of much of the placer gold recovered, Silverado believed the lode source should be nearby and has staked lode claims to cover the potential source areas.

From 1990 to 1993, Silverado conducted reclamation, exploration and development in preparation for commencement of production. Initially, production was carried out on the Thompson's Pup property. Then, in November 1993, the Company commenced production on the Dionne (Mary's Bench) Property.

Gold bearing gravels were mined by underground methods from a frozen bench deposit. Since the winter of 1994/95 almost 14,000 ounces of gold have been recovered by Silverado from these sites, primarily in the form of high-quality nuggets, which sell at premium prices. From 1995 to 1997, the Company restricted its activities at Nolan as it refocused its resources on its Ester Dome properties. During the time, the Company substantially reclaimed its previous disturbances. During 1998 and 1999, the Company concentrated its activities on the Archibald Creek area, located within Nolan Placer. Limited mining on the Swede Channel located within Dionne was also undertaken by a third party. During 2000, the Company conducted mining operations on the Workman's Bench located within Smith Creek. During 2001, the Company suspended mining operations as it began negotiations for a $3,000,000 gold loan to put its Nolan Placer gold mine into continuous production.

4.     Present  Condition  of  the  Property  and  Current  State of Exploration

The Company has spent $20,000,000 over the last 17 years developing the Nolan property. Out of 181 drill holes in this area, 91 intersected bedrock where the placer gold is primarily found. Out of the 91 holes 31 penetrated gold workings and the remaining 60 holes averaged 0.13 ounces per square foot of bedrock. This is supported by grade results during test mining. The results determined that the actual gold grade, based on recovered gold, was more than six times the drill-indicated resource. It is expected that full production of the Nolan gold project could begin within weeks of completing the $3,000,000 financing required to place this project into operation. The Company anticipates that operating costs will be approximately $3,000,000 per year once production is achieved.

The Nolan operations, including camp, building, machinery shops and related equipment, were constructed in the late 1980's. These buildings and equipment are in operating condition but are not currently operating. The cost of this plant and equipment to the Company was $517,069. The net book value is currently $19,320. Power to the Nolan operations is provided by diesel powered generators located on site.

5.     Geology

The Nolan mineral properties are underlain by a rock package known as the Arctic Alaska terrane, composed of Proterozoic through Mesozoic sedimentary, metasedimentary, and volcanic rocks, including an extensive carbonate sequence. Early-day miners mined the deep channel of Nolan Creek. Their contemporary methods, however, did not result in the complete mining out of the channel.
Drilling has revealed the presence of significant gold rich areas, which are extractable by conventional underground methods. The Company's proven ability to drill and blast frozen gold bearing gravels which are transported to the surface stockpile using specially designed underground loaders effectively and economically, removes the gold rich material, which is later thawed for gravity concentrating. Approximately 140 drill holes drilled along the frozen gold bearing deep channel gravel of Nolan Creek has resulted in the definition of about 58,000 ounces of gold reserves and resources. In comparison, estimates are that early 1900's gold seekers extracted more that 100,000 ounces of gold from the deep channel. One line of exploration holes about 1,000 feet downstream from Smith Creek was completed in 1995. The deepest section of the channel was encountered several hundred feet west of its expected location. Holes penetrating this deep channel contained gold in measured amounts consistent with values from known deep channel intercepts. While further drilling must be completed to define this channel, geologists hypothesize that during glacial intervals, the deep channel was forced to this western locale. This would account for the lack of deep channel production of gold below Smith Creek, and could provide a rich section of untapped deep channel gold. Placer gold deposits are related to a belt of schistose rocks that lie along the southern boundary of the Arctic Alaska terrain. Operations on the Nolan gold mine are underground.
The placers range from shallow unfrozen deposits that are relatively easy to mine, to deeply buried permanently frozen gravels. The formation of these deposits is closely tied to the glacial history of the area, which has been affected by at least four major phases of glaciation. Placer deposits are of the following three types:

     1. Shallow placers concentrated in modern stream and river valleys.

     2. Placer gold concentrated on bedrock in deeply incised bedrock channels that have been covered by 10 to 200 feet of stream and gravel.

     3. Placer deposits concentrated on benches lying anywhere from 10 to 400 feet above modern stream levels. These benches were cut when streams were flowing at higher levels, probably due to damming by glacial ice.

HAMMOND  PROPERTY  (SLISCO  BENCH)

1.     Location  and  Access

The Company's Hammond property is accessible by the Trans-Alaska Pipeline road about 280 miles north of Fairbanks, Alaska. An all-weather road connects Nolan Creek to the pipeline road.

2.     Ownership  Interest

The Company acquired its option to acquire Hammond Property, consisting of 28 Federal placer claims and 36 Federal lode claims covering one and one-half square miles, in December 1994 from Alaska Mining Company Inc. As at November 30, 2001, $240,000 (2000 $240,000) in option payments is in arrears.

3.     History  of  Operations

The Company completed a drilling program in 1995 that identified placer gold deposits similar to those on the adjoining Nolan Gold Project. The lode claims also extended the area of interest for exploration for the lode sources of the placer gold.

4.     Present  Condition  of  the  Property  and  Current  State of Exploration

The Company is currently restricting its work on the Hammond property to its Federal claims filings and maintenance as it focuses its efforts to putting the Nolan property into year round production.

The Hammond property does not have any proven mineral reserves and exploration is currently in the preliminary stages. The Hammon property is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the Hammond property. Currently, there is no power supply to the Hammond property.

MARSHALL  DOME  PROPERTY

1.     Location  and  Access

The Marshall Dome property is located approximately 20 miles north of Fairbanks, Alaska and is accessed by the Steese Highway.

2.     Ownership  Interest

The Marshall Dome Gold Project consists of 38 State claims, 35 of which were acquired by the Company in 1995 due to its proximity and similar geological setting to Newmont Mining Company's now Kinross Gold Corporation's "True North" gold property, immediately to the southwest. The Company's ownership of these mineral claims is subject to the completion of payments to the prior owner of these claims equal to 15% of net profits derived from the claims, subject to a buy-out in favor of the Company in the amount of $5,000,000. The remaining three adjacent claims were located and acquired by the Company prior to 1995.

3.     History  of  Operations

The Company has surveyed the claims comprising the Marshall Dome gold project and has conducted preliminary exploration. This exploration has consisted of geochemical, geophysical and geological mapping that has disclosed gold mineralization. This exploration was conducted in conjunction with infrared air photo and airborne electromagnetic and magnetic surveys. The observed gold mineralization is believed to be favorable as it relates to the adjoining True North property.

4.     Present  Condition  of  the  Property  and  Current  State of Exploration

The Marshall Dome property is currently in exploration stages but other than its work commitments the Company has no planned activity on the property, except for maintenance, as it is focusing on putting the Nolan property into year round production. The Company is required to complete $50,000 per year in work commitments.

The Marshall Dome property does not have any proven mineral reserves and exploration is currently in the preliminary stages. The Marshall Dome property is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the Marshall Dome property. Currently, there is no power supply to the Marshall Dome property.

5.     Geology

The Marshall Dome property covers an area of two and one-half square miles, and is on the same geological trend as the "True North" gold deposit one mile to the southwest, which is being developed by Kinross Gold Corporation. The geology consists of a contact between the Fairbanks schist, and the Chatanika metamorphic sequence. This is locally separated by a highly metamorphic sequence of eclogitic rocks. Gold mineralization is expected to be hosted where gold bearing hydrothermal fluids come in contact with favorable hosts such as carbonaceous units in proximity to migrating, ore bearing fluids.

ESTER  DOME  PROJECT

The Ester Dome Project encompasses all of Silverado's optioned properties on Ester Dome, and covers an area of approximately 2.5 square miles.

1.     Location  and  Access

Paved  highways  provide  access  to  the  Ester  Dome  properties.

2.     Ownership  Interest

The  properties  comprising  the  Ester  Dome  gold  project  are  as  follows:

     (a)     Grant  Mine-O'Dea  Vein:

This property consists of 26 state mineral claims. The Company's ownership interest is subject to the completion of payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thereafter. The main line of the Alaska Railroad passes along the east, north, and west perimeter of the property and high capacity electrical power lines carrying power to the Fort Knox mill pass 300 feet below the Grant Mill on the property. Access to the property is provided by the Ester Dome road to a well-maintained gravel road. In December of 1997, for the purpose of facilitating an agreement with Placer Dome U.S. Inc. and in consideration of a payment by the Company of $20,000, the conditional purchase and sale agreement was amended to reduce the royalty payments to 3% of net profits as defined in the agreement.

     (b)     May  (St.  Paul)  /  Barelka:

This property is located 1 mile south on the Parks Highway from Fairbanks Alaska. It is approximately 2 miles from the Grant Mine and mill facility. Old timers worked this deposit during the early 1900's producing gold by amalgamation. Access, which is locally accessible by a well-maintained gravel road 10 miles northwest of Fairbanks, Alaska, is on Sheep Creek road approximately 4.5 miles to Ester Dome road. During the 1980's, the Company performed preliminary studies on the deposit. Positive results from these studies caused the Company to commit approximately $300,000 for further exploration during 1994-1995. The property consists of 22 State mineral claims. The Company's ownership interest is subject to the completion of payments of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter. Currently, May (St. Paul) Barelka is in development for future exploration. The Company's drilling and trenching on this property has disclosed a large gold bearing system which, to its delineated depth of only 150 fee, has combined proven and probable reserves of 97,692 ounces of gold. However, the Company is minimizing work on this property to maintenance as it focuses its efforts in preparing the Nolan property for year round production.

     (c)     Dobb's:

This property consists of 1 unpatented Federal mineral claim and 4 State mineral claims. The Company's ownership interest is subject to payments of 15% of net profits until $1,500,000 has been paid and 3% of the net profits thereafter. Minimum work requirements are $1500 per year. Access to Dobbs is the same route as May (St. Paul) Barelka. The lease on this property is for 10 years, beginning in 1984, with five-year renewals thereafter.

3.     History  of  Operations

For the last 23 years, the Grant Mine has been the focal point of mining interests in the area of Silverado's claims on Ester Dome. The Grant Mine is an underground gold mine serviced by a 200-foot vertical mining shaft. Work has included 4210 feet of (1,285 m) of drifting and raising from the 200 foot level; 2,000 feet (610m) of underground diamond drilling; 14,844 feet (4,525 m) of surface diamond drilling; 26,735 feet (8,157 m) of surface rotary drilling; 5,350 feet (1,630 m) of surface trenching; 11,758 feet (3,584 m) of deep soil auger drilling; and 54 line miles (92 km) of geophysics. Test production of 15,450 tons of ore mined from the 200-foot level and above has yielded 5,890 ounces of gold and 1,680 ounces of silver. The mill has remained inactive since February 1992.

4.     Present  Condition  of  the  Property  and  Current  State of Exploration

The Grant Mine operations, including camp, building, machinery shops and related equipment, were constructed in the late 1980's. This mill and equipment are in operating condition but are not currently operating. The cost of this plant and equipment to the Company was $2,076,780. The net book value is currently
$692,162. Power to the Grant Mine operations is provided by diesel powered generators located on site.

Currently the Company's work on the property is limited to research and development for converting the Grant Mine mill into the world's first testing facility for producing low-rank-coal-water fuel. The Company also plans to maintain its claim rental payments.

5.     Geology

The formations on the Ester Dome properties are as follows: The country rock is known as the Fairbanks Schist. The gold bearing structures are either quartz veins and veinlets or complex siliceous intrusive brecciated gold systems containing native gold and silver. Locally, these systems are hosted in more brittle tabular sections of the Fairbanks schist.

EAGLE  CREEK  PROPERTY

The Company's Eagle Creek property is accessed by the Steese Highway, 10 miles north of Fairbanks, Alaska to Fox, Alaska, then traveling along the Elliot highway 6 miles north to Murphy Dome Road, then west along Murphy Dome Road about 5 miles to the property. This property is currently in the exploration and development stages.

On August 4, 1989, Silverado assigned its Eagle Creek Property to Can-Ex Resources (U.S.), Inc. ("Can-Ex") for a 15% net profits interest to a maximum of $5,000,000. Can-Ex changed its corporate name to Kintana Resources Ltd. and was subsequently dissolved. The Company has the right to return of the Eagle Creek property as a result of the dissolution and has taken steps to maintain the Eagle Creek property.

There has been no development activity on the property during the year and, other than maintenance, none is planned for 2002. No reserves are included at this time from the Eagle Creek property. However, extensive exploration drilling has shown gold mineralization throughout the property. The Eagle Creek property does not have any proven mineral reserves and exploration is currently in the preliminary stages. The Eagle Creek property is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the Eagle Creek property. Currently, there is no power supply to the Eagle Creek property.

The rock formations are primarily Fairbanks schist, locally interbedded with layers of felsic gold bearing extrusive rocks. Areas of the property indicate the existence of Chatanika sequence of metamorphic rocks. Gold is also associated with a high angle vein system of quartz containing gold, arsenic, and antimony.

PROVEN  AND  PROBABLE  RESERVES

The Company's proven and probable gold reserves from its Alaskan properties are as follows:

Silverado  Gold  Mines-Proven  and  Probable  Reserves  -  Troy  Ounces

----------------------------------------------------------------
                                   Proven           Probable
                                  Reserves          Reserves
Alaska Property                 (Troy Ounces)     (Troy Ounces)
----------------------------------------------------------------

Ester  Dome

Grant - O'Dea                       83,158            200,000
Ethel-Elms                                               5000
St. Paul                            16,338             81,354
Total - Ester Dome                  99,496            286,354

----------------------------------------------------------------
Nolan  Placer

Nolan                               10,646             43,045
Slisco Bench                          1156              5,217
Total-Nolan Placer                  11,802             48,262

Grand Total-Alaskan Properties     111,298            329,616
----------------------------------------------------------------

The proven and probable reserve calculations for the Company's mineral properties were determined by Mr. Edward J. Armstrong, Certified Professional Geologist. Mr. Armstrong is president of the Company's subsidiary, Silverado Green Fuel Inc.

GLOSSARY  OF  TECHNICAL  TERMS


Auriferous.   Rock  formations  containing  gold.
-----------


Brecciated.  Rock  composed  of  angular  fragments  held  together in a matrix.
-----------


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


Eclogitic.   Coarse-grained  deep-seated ultramafic rocks consisting essentially
----------
of  garnet  and  pyroxene.


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


Felsic.   A  mnemonic  adjective  derived  from  (fe)  for  feldspar.  (1)  for
-------
feldpathoids and (s) for silica and is applied to light-colored rocks containing an abundance of one or all of these constituents.


Geochemical Survey.  Sample of soil, rock, silt, water or vegetation analyzed to
-------------------
detect the presence of valuable metals or other metals which may accompany them. E.g., Arsenic may indicate the presence of gold.


Geophysical  Survey.  Electrical,  magnetic  and  other  means  used  to  detect
--------------------
features,  which  may  be  associated  with  mineral  deposits.


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


Paleo-meta.  A  metamorphosed  sedimentary  rock  of  probable  Paleozoic  age.
-----------


Placer.  Mineral,  which  has  been  separated  from  its  host  rock by natural
-------
processes and is often reconcentrated in streams as "placer deposits" or "placer gold".


Phyllite.  An  argillaceous  rock  intermediate  between  slate  and  schist.
---------


Reserve.  That  part  of  a  mineral  deposit,  which  could be economically and
--------
legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "ore" when dealing with metalliferous minerals.


State  Claims.  Mineral claims up to 40 acres, located on State of Alaska lands.
--------------

Schist.  Flat  plate-like  metamorphic  rock formations, which contain primarily
-------
mica.


Fairbanks  Schist.  A  schist,  which  is  primarily  located  in  the Company's
------------------
properties  close  to  Fairbanks.

ITEM  3.     LEGAL  PROCEEDINGS.

The Company currently is not a party to any material legal proceedings and to the Company's knowledge, no such proceedings are threatened or contemplated.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending November 30, 2001.

                                     PART II


ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

MARKET  INFORMATION

Silverado's common stock trades on the OTC Bulletin Board under the symbol SLGLF.OB. The following table indicates the high and low bid prices of the common shares during the periods indicated:

QUARTER  ENDED     HIGH  BID     LOW  BID
--------------     ---------     --------

Feb  28,  2000     $0.30         $0.08
May  31,  2000     $0.69         $0.19
Aug  31,  2000     $0.27         $0.16
Nov  30,  2000     $0.20         $0.13
Feb  28,  2001     $0.19         $0.16
May  31,  2001     $0.39         $0.13
Aug  31,  2001     $0.19         $0.13
Nov  30,  2001     $0.14         $0.09



HOLDERS  OF  COMMON  SHARES

As at December 13, 2001 there were approximately 3,722 registered holders of Silverado's common shares, approximately 44%, of whom, were located in the United States.


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

A  taxable  capital  gain  is  presently  equal  to  one-half of a capital gain.

Provisions in the Tax Act relating to dividend and interest payments by Canadian residents to persons resident in the United States are subject to the 1980 Canada - United States Income Tax Convention (the "1980 Convention"). Article X of the 1980 Convention provides that the rate of non-resident withholding tax on dividends shall not exceed 5 percent of the gross amount of the dividends where the non-resident person who is the beneficial owner of the shares is a corporation, which owns at least 10 percent of the voting stock of the corporation paying the dividend. In other cases, the rate of non-resident withholding tax shall not exceed 15 percent.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The Company completed the following sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended November 30, 2001:

The Company issued 300,000 shares to Mr. Edward Armstrong, the president of Silverado Green Fuel Inc., pursuant to Section 4(2) of the Act on February 14, 2001 at a price of $0.10 per share pursuant to the exercise of options for total proceeds of $30,000.

The Company issued replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount of the original debentures, plus all accrued interest accrued on the original debentures to March 1, 2001. The replacement debentures were issued to the holders of the original debentures pursuant to Regulation S of the Act in reliance of the fact that each debenture holder is a non-U.S. person. The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price.

The Company completed the sale of 1,000,000 units on March 4, 2001 to one purchaser at a price of $0.10 per unit for proceeds of $100,000. Each unit was comprised of one common share and one share purchase warrant. The sale was completed pursuant to Rule 506 of Regulation D of the Act to a person who was an "accredited investor", as defined in Rule 501 of Regulation D.

The Company completed the sale of 500,000 units on March 14, 2001 at a price of $0.20 per unit for proceeds of $100,000 to one purchaser. Each unit was comprised of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.20 per share for a two year period following closing. All sales were completed pursuant to Regulation S of the Act. The purchaser was a non-U.S. person.

The Company completed the sale of 3,200,000 common shares during the period from March 4, 2001 to April 4, 2001 at a price of $0.10 per share for proceeds of $320,000 to one purchaser pursuant to the exercise of warrants held by the purchaser. All sales were completed pursuant to Regulation S of the Act. The purchaser was a non-U.S. person.

The Company issued 100,000 shares to Mr. Stuart McCulloch, a director, pursuant to Section 4(2) of the Act on April 2, 2001 at a price of $0.10 per share pursuant to the exercise of options for total proceeds of $10,000.

The  Company  issued  200,000  shares  to Mr. Jim Dixon, a director, pursuant to
Section 4(2) of the Act on April 2, 2001 at a price of $0.10 per share pursuant to the exercise of options for total proceeds of $20,000.

The Company completed the sale of 360,000 units on May 7, 2001 at a price of $0.25 per unit for proceeds of $90,000 to one purchaser. Each unit was comprised of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.30 per share for a six month period following closing. All sales were completed pursuant to Regulation S of the Act. The purchaser was a non-U.S. person. A total of 360,000 shares were issued to the investor at a price of $0.08 per share pursuant to the exercise of warrants held by the purchaser on October 4, 2001.

The Company issued an aggregate of 516,085 shares to the holders of the Company's replacement debentures, as described above, pursuant to Regulation S of the Act on June 7, 2001 in consideration of the payment of accrued interest on the replacement debentures.

The Company completed the sale of 666,667 units on July 10, 2001 at a price of $0.15 per unit for proceeds of $100,000 to one purchaser. Each unit was comprised of one common share and two share purchase warrants. The first share purchase warrant entitles the holder to purchase one common share at a price of $0.25 per share for a six month period following closing. The second share purchase warrant entitles the holder to purchase one common share at a price of $0.30 per share for a one year period following closing. All sales were completed pursuant to Regulation S of the Act. The purchaser was a non-U.S. person. A total of 500,000 shares were issued to the investor at a price of $0.10 per share pursuant to the exercise of warrants held by the purchaser on September 6, 2001.

The Company completed the sale of 700,000 units on August 29, 2001 to one purchaser at a price of $0.10 per unit for proceeds of $70,000. Each unit was comprised of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.15 per share for a two year period following closing. The sale was completed pursuant to Rule 506 of Regulation D of the Act to a person who was an "accredited investor", as defined in Rule 501 of Regulation D.

The Company issued an aggregate of 1,131,345 shares to the holders of the Company's replacement debentures, as described above, pursuant to Regulation S of the Act on September 11, 2001 in consideration of the payment of accrued interest on the replacement debentures.

The Company completed the sale of 1,000,000 shares on October 31, 2001 at a price of $0.065 per share for proceeds of $65,000 to one purchaser. The sale was completed pursuant to Regulation S of the Act. The purchaser was a non-U.S. person.

The Company completed the sale of 1,300,000 units on November 23, 2001 at a price of $0.05 per unit for proceeds of $65,000 to one purchaser. Each unit was comprised of one common share and one-half of one share purchase warrant. Each share purchase warrant entitles the holder to purchase one common share at a price of $0.10 per share for a one year period following closing. All sales were completed pursuant to Regulation S of the Act. The purchaser was a non-U.S. person.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

PLAN  OF  OPERATIONS

The Company's plan of operations for the next twelve months includes its plan to place the Nolan gold project into commercial production. The Company estimates that it will cost approximately $3,000,000 in order to place the Nolan gold project into year round gold production. The Company is currently in negotiations to obtain a loan in the amount of $3,000,000 in order to enable the Company to proceed with this plan of operations. The details of the gold loan have not been finalized and it has not been determined whether the loan would be secured by future gold sales or if it would be an unsecured loan. See Item 1.
- Description of Business for a more detailed discussion of this aspect of the Company's plan of operations.

The Company also plans to proceed with its plan to establish the commercial viability of the low-rank-coal-water fuel technology. In order to commence the tests necessary to establish commercial viability, the Company is applying for
 a
$10,000,000 grant from the U.S. Department of Energy. If this funding is achieved, the Company plans to convert its Grant Mill located on the Ester Dome property into the world's first demonstration facility for producing low-rank-coal-water fuel. The conversion would take approximately one year to complete at an estimated cost of $10,000,000. See Item 1. - Description of Business for a more detailed discussion of this aspect of the Company's plan of operations.

The Company currently does not have sufficient cash or working capital to proceed with its plan of operation. As discussed above, the Company's plan of operation is subject to achieving the required financing. In addition, the Company will require funding in the amount of approximately $900,000 in order to fund its ongoing operating expenses over the next twelve months. Accordingly, the Company will require additional financing in order to finance its current operations. See the discussion of the Company's cash resources and working capital below under Liquidity and Financial Condition.

RESULTS  OF  OPERATIONS

Year  ended  November  30,  2001  compared  to the year ended November 30, 2000.

Revenues

Revenue from gold sales decreased to $7,657 for the year ended November 30, 2001 from $42,433 for the year ended November 30, 2000. Revenues in 2001 were attributable to sales of gold inventory. The Company anticipates that significant revenues will not be achieved until the Company is able to place the Nolan gold project into production. The Company anticipates that revenues from the Company's low-rank-coal-water fuel business will not be achieved until the Company is enable to proceed with the construction and operation of a demonstration facility for the Company's low-rank-coal-water fuel technology. Revenues from the Nolan gold project and the low-rank-coal-water fuel business are contingent upon the Company achieving additional financing.

Operating  Costs

Operating costs from test work decreased to $143,630 for the year ended November 30, 2001 from $354,582 for the year ended November 30, 2000, representing a decrease of $210,952. Operating costs are primarily attributable to mining and processing costs at the Company's mining operations. The decrease was attributable to decreased exploration and development activity by the Company on its mineral properties. The Company anticipates that these operating costs will increase once the Company is able to place the Nolan gold project into production.

Other  Expenses

Other expenses decreased to $1,542,000 for the year ended November 30, 2001 from $1,559,967 for the year ended November 30, 2001.

Management services attributable to the activities of the Tri-Con Group decreased to $154,924 for the year ended November 30, 2001 from $286,998 for the year ended November 30, 2000, representing a decrease in the amount of $132,074. This decrease was primarily the result of decreased activity by the Company on its mineral properties. This decreased activity also caused general exploration expenses to decrease to $86,926 for the year ended November 30, 2001 from $135,442 for the year ended November 30, 2000. The Company anticipates that these expenses will increase if the Company is able to achieve additional financing to increase its activities on its mineral properties.

Research activities attributable to the Company's low-rank coal water fuel technology increased to $277,395 for the year ended November 30, 2001 from $198,827 for the year ended November 30, 2000, representing an increase in the amount of $78,568. This increase is primarily the result of the Company's determination to attempt to commercialize the Company's low-rank coal water fuel technology.

Office expenses increased to $253,006 for the year ended November 30, 2001 from $130,348 for the year ended November 30, 2000, representing an increase in office expenses of $122,658. This increase related to general operations of the Company and an increase in activity of the Company's offices in Fairbanks, Alaska relating to the fuel project.

Loss

The Company's loss decreased to $1,677,974 for the year ended November 30, 2001 from $1,872,116 for the year ended November 30, 2000, representing a decrease in $194,142. This decrease in the Company's loss was primarily attributable to the reduction in the Company's operating costs in the amount of $210,952. The Company anticipates that it will continue to incur a loss until such time as the Company can achieve significant revenues from its Nolan gold project.

LIQUIDITY  AND  FINANCIAL  CONDITION

The Company had cash of $17,093 as of November 30, 2001, compared to cash of $nil as of November 30, 2000. The Company had a working capital deficiency of $2,096,793 as of November 30, 2001, compared to a working capital deficiency of $3,706,831 as of November 30, 2000. The decrease in the Company's working capital deficiency was primarily a result of renegotiating the payment terms of a majority of the $2,000,000 debentures and related accrued interest.

Cash used in operating activities increased to $1,461,899 for the year ended November 30, 2001, compared to $1,187,343 for the year ended November 30, 2000. The Company funded the net cash outflow from operating activities of $1,461,899 primarily through equity sales of its common shares and by an increase in the amounts due to related party balance with the Tri-Con Group. Cash provided by financing activities increased to $1,485,663 for the year ended November 30, 2001, compared to $1,187,343 for the year ended November 30, 2000. Of the cash provided by financing activities, a total of $1,310,057 was provided by share issuances. Accordingly, the Company financed its operating activities primarily through equity issuances of its common shares.

On March 1, 2001, the Company completed negotiations to restructure its $2,000,000 convertible debentures. The Company issued replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount of the original debentures, plus all accrued interest accrued on the original debentures to March 1, 2001. The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On June 7, 2001 the Company issued 516,085 shares at the market price of $0.26 to the holders of the debentures to satisfy the first quarterly payments due May 31,2001. The valuation of this transaction consists of $95,844 of principal and $38,338 of interest. On September 11, 2001, the Company issued 1,131,345 shares at the market price of $0.13 to the holders of the debentures to satisfy the second quarterly payments due August 31, 2001. The valuation of this transaction consists of $106,422 of principal and $40,653 of interest. As at November 30, 2001, 1,860,000 plus $524,892 of interest has been exchanged for replacement debentures. Of this aggregate outstanding amount of $2,182,626, $476,978 is classified as a current liability and $1,705,648 has been classified as a non-current liability. Remaining convertible debentures of $140,000 plus accrued interest of $97,004 are in default and it is expected that they will be exchanged for replacement debentures.

The Company is also in arrears of required mineral property claims and option payments of $316,500 and therefore the rights to these properties with a carrying value of $315,000 may be adversely affected.

The Company anticipates continuing to rely on equity sales of its common shares in order to continue to fund its business operations. Issuances of additional shares will result in dilution to existing shareholders of the Company. The Company is pursuing debt financing in the principal amount of $3,000,000 in order to place the Nolan gold project into commercial production. The terms of any debt financing for the Nolan gold project have not been finalized and may include the granting of security against future gold revenues. In addition, the Company is attempting to obtain a grant of $10,000,000 in order to proceed with establishing the commercial viability of the Company's low-rank-coal-water fuel business. There is no assurance that the Company will achieve any of additional sales of its equity securities or arrange for debt or other financing for its planned business expansion.

Uncertainty as to the Company's ability to meet its liabilities and commitments as they become payable causes doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern and recover the amounts recorded as mineral properties is dependant on its ability to obtain the continued forbearance of its creditors, to obtain additional financing and/ or the entering into joint venture agreements with third parties in order to complete exploration, development and production of its mineral properties, the continued delineation of reserves on its properties and the attainment of profitable operations. There is no assurance that such items can be obtained by the Company. Failure to obtain these may cause the Company to significantly decrease its level of exploration and operations and to possibly sell or abandon certain mineral properties or capital assets to reduce commitments or raise cash as required.

ITEM  7.     FINANCIAL  STATEMENTS AND SUPPLEMENATARY DATA.


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

                                                                     PAGE

Auditors' Report                                                     F-1

Comments by Auditors for U.S. Readers on
  Canada - U.S. Reporting Conflict                                   F-1

Consolidated Balance Sheets, November 30, 2001 and 2000              F-2

Consolidated Statements of Operations, Years Ended
  November 30, 2001 and 2000                                         F-3

Consolidated Statements of Cash Flows,                               F-4

Consolidated Statements of Stockholders' Equity,
  Years Ended November 30, 2001, and 2000                            F-5

Notes to Consolidated Financial Statements                           F-6 to F-22

Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

SILVERADO  GOLD  MINES  LTD.

Years  ended  November  30,  2001,  2000

                                                                              F1
Morgan  &  Company
------------------
Morgan and Company
Chartered Accountants
1488 700 W. Georgia Street                             Telephone  (604) 687-5841
Vancouver  BC  V7Y  1A1                                Telefax    (604) 687-0075
Canada                                                 www.morgan-cas.com




AUDITORS'  REPORT  TO  THE  STOCKHOLDERS

We have audited the consolidated balance sheets of Silverado Gold Mines Ltd. as at November 30, 2001 and the consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year ended November 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as at November 30, 2000 and for the year then ended were audited by other auditors whose report dated March 14, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2001, and the results of its operations and its cash flows for the year ended November 30, 2001, in accordance with United States and Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report, that in our opinion, these principles have been applied on a consistent basis.


/s/ MORGAN  AND  COMPANY
Chartered  Accountants

Vancouver,  Canada
March  1,  2002

COMMENTS  BY  AUDITOR  FOR  U.S.  READERS  ON  CANADA-U.S.  REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2(a) to the financial statements. Our report to the shareholders dated March 1, 2002, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.


/s/ MORGAN AND COMPANY
Chartered  Accountants

Vancouver,  Canada
March  1,  2002

                                                                              F2


SILVERADO  GOLD  MINES  LTD.
Consolidated  Balance  Sheets
(Expressed  in  U.S.  Dollars)

November  30,  2001  and  2000
-------------------------------------------------------------------------------
                                                         2001         2000
-------------------------------------------------------------------------------
Assets

Current assets:
  Cash                                             $     17,093   $          -
  Gold inventory                                         11,140         18,750
  Accounts receivable                                     2,876          5,856
                                                   ----------------------------
                                                         31,109         24,606

Mineral properties (note 3)                           1,159,529      1,209,529

Buildings, plant and equipment (note 4)               2,980,200      2,982,608
  Accumulated depreciation                            2,185,947      1,891,048
                                                   ----------------------------
                                                        794,253      1,091,560
                                                   ----------------------------
                                                   $  1,984,891   $  2,325,695
                                                   ============================

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Bank indebtedness                                $          -   $      3,007
  Accounts payable and accrued liabilities
    (note 5)                                            792,395      1,213,503
  Loans payable secured by gold inventory                35,729         36,651
  Mineral claims payable                                316,500        366,500
  Due to related party (note 8)                         291,310        111,776
  Debentures, current portion (note 6(a))               140,000      2,000,000
  Debentures, current portion (note 6(b))                75,000              -
  Replacement debentures, current portion               476,968              -
                                                   ----------------------------
                                                      2,127,902      3,731,437

Debentures (note 6(a))                                1,705,648         75,000

Stockholders' equity (deficiency):
  Common stock (note 7):
    Authorized: 100,000,000 common shares
    Issued and outstanding:
      November 30, 2001 - 42,423,988 shares          47,000,034     45,669,977
      November 30, 2000 - 30,589,891 shares
  Share subscriptions received                                -         20,000
  Accumulated deficit                               (48,848,693)   (47,170,719)
                                                   ----------------------------
                                                     (1,848,659)    (1,480,742)
                                                   ----------------------------

                                                   $  1,984,891   $  2,325,695
                                                   ============================




Continuing  operations  (note  2(a))
Commitments  and  contingencies  (notes  3  and  10)
Subsequent  events  (notes  10(c)  and  13)


See  accompanying  notes  to  consolidated  financial  statements.

Approved  on  behalf  of  the  Board:


------------------------------------          ---------------------------------
Garry L. Anselmo                              Stuart C. McCulloch
Director                                      Director

                                                                              F3


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Operations
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001 and  2000

-------------------------------------------------------------------------------
                                                         2001          2000
-------------------------------------------------------------------------------
Revenue from gold sales                              $     7,657   $    42,433

Operating costs:
  Mining and processing costs                            143,631       339,911
  Amortization of mineral properties                           -        14,671
                                                     ---------------------------
                                                         143,631       354,582
                                                     ---------------------------

Loss before the undernoted                               135,974       312,149

Other expenses:
  Accounting and audit                                    36,089        41,168
  Advertising and promotion                              113,592        78,109
  Consulting expense                                      28,012       114,000
  Corporate capital taxes                                      -           505
  Depreciation                                           297,040       352,726
  General exploration                                     86,926       135,442
  Interest on long term debt                             186,092       163,750
  Legal                                                   41,862        39,323
  Loss on disposal of buildings, plant and equipment         832             -
  Loss (gain) on foreign exchange                          9,064       (34,004)
  Management services from related party (note 8)        154,924       286,998
  Office expenses                                        253,006       130,348
  Other interest and bank charges                          3,551         9,453
  Reporting and investor relations                        32,619        17,337
  Research                                               277,395       198,827
  Transfer agent fees and mailing expenses                20,996        25,985
                                                     ---------------------------
                                                       1,542,000     1,599,967
                                                     ---------------------------
Loss and comprehensive loss for the year             $(1,677,974)  $(1,872,116)
                                                     ===========================
Loss per share                                       $     (0.05)  $     (0.08)
                                                     ===========================

Weighted average number of shares outstanding         35,774,718    24,335,165


See  accompanying  notes  to  consolidated  financial  statements.

                                                                              F4


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000

-------------------------------------------------------------------------------------------
                                                                    2001          2000
-------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
  Loss for the year                                             $(1,677,974)  $(1,872,116)
  Items not involving cash:
    Write down of mineral claims and options                         50,000             -
    Consulting services expense                                      28,012       100,000
    Employment contract expense                                           -             -
    Depreciation                                                    297,040       352,726
    Loss on disposal of buildings, plant and equipment                3,509             -
    Amortization of mineral properties                                    -        14,671
  Changes in non-cash operating working capital:
    Accounts receivable                                               2,980        74,079
    Gold inventory                                                    7,610        (8,183)
    Prepaid expenses to related parties                                   -             -
    Recovery of mineral claims payable                               50,000        80,000
    Accounts payable and accrued liabilities                       (223,076)       71,480
                                                                --------------------------
                                                                 (1,461,899)   (1,187,343)

Investing activities:
  Mineral claims and options expenditures, net of recoveries         (6,070)            -
  Deferred exploration expenditures net of recoveries                     -             -
  Proceeds from sale of equipment                                       500
  Purchases of equipment                                             (1,101)
                                                                --------------------------
                                                                     (6,671)

Financing activities:
  Bank indebtedness                                                  (3,007)          622
  Shares issued for cash                                          1,310,057       872,424
  Repayment of loans payable                                           (922)      (12,479)
  Share subscriptions received                                            -        20,000
  Secured advances to related parties                                     -             -
  Due to related party                                              179,535       306,776
  Convertible debentures                                                  -             -
                                                                --------------------------
                                                                  1,485,663     1,187,343
                                                                --------------------------

Increase in cash                                                     17,093             -

Cash at beginning of year                                                 -             -
                                                                --------------------------

Cash at end of the year                                         $    17,093   $         -
                                                                ==========================

Supplemental cash flow information
  Interest paid                                                 $    82,741   $     3,750

Non-cash activities not reflected in statements
 of cash flows:
  Exchange of convertible debenture for replacement
    debenture                                                   $ 1,860,000             -
  Issue of shares in exchange for reduction in
    accounts payable                                                 30,000        20,000
  Issue of shares in exchange for debt reduction
    to related party                                                      -       195,000
  Issue of shares in lieu of required payments on
    replacement debentures                                          281,257             -
  Issue of shares for consulting services in lieu
    of payment of cash                                                    -       100,000
  Exchange of interest payable for replacement debentures           524,892             -
  Issue of shares for share subscriptions received
    in prior year                                                    20,000        28,188
                                                                ==========================



See  accompanying  notes  to  consolidated  financial  statements.

                                                                             F5


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Stockholders'  Equity  (Deficiency)
(Expressed  in  U.S.  Dollars)
Years  ended  November  30,  2001  and  2000


-----------------------------------------------------------------------------------------------------------
                                                                       Share
                                              Number     Share     subscriptions  Accumulated
                                            of shares   capital      received       deficit      Total
-----------------------------------------------------------------------------------------------------------

Balance, November 30, 1999                 15,873,224  $44,454,365  $  28,188   $(45,298,603)  $  (816,050)
Year ended November 30, 2000
  Loss of the year                                  -            -          -     (1,872,116)   (1,872,116)
  Shares issued:
    Private placements for cash             4,276,866      323,091          -              -       323,091
    Private placement for consulting
      services                              1,000,000      100,000          -              -       100,000
    Shares issued for subscriptions
      received in prior year                  373,134       28,188    (28,188)             -             -
    Cash received for shares to be issued           -            -                                  20,000
    On exercise of warrants for cash        6,716,667      529,333                         -       529,333
    On exercise of options for cash           200,000       20,000          -              -        20,000
    On issuance of shares for settlement of
      accounts payable to related party       200,000       20,000     20,000              -        20,000
    On issuance of shares for settlement
      of due to related party               1,950,000      195,000          -              -       195,000
-----------------------------------------------------------------------------------------------------------
                                           14,716,667    1,215,612     (8,188)    (1,872,116)     (664,692)
-----------------------------------------------------------------------------------------------------------

Balance, November 30, 2000                 30,589,891   45,669,977     20,000    (47,170,719)   (1,480,742)

Year ended November 30, 2001
  Loss for the year                                 -            -          -     (1,677,974)   (1,677,974)
  Shares issued:
    On exercise of options for cash           600,000       60,000          -              -        60,000
    On exercise of warrants for cash        5,060,000      498,800          -              -       498,800
    Shares issued for subscriptions
      received in prior year                    4,418       20,000    (20,000)             -             -
    Private placements for cash             4,522,249      470,000          -              -       470,000
    Shares issued in lieu of cash payments
      for replacement debentures            1,647,430      281,257          -              -       281,257
-----------------------------------------------------------------------------------------------------------
                                           11,834,097    1,330,057    (20,000)    (1,677,974)     (367,917)
-----------------------------------------------------------------------------------------------------------

Balance, November 30, 2001                 42,423,988  $47,000,034  $ (20,000)  $(48,848,693)  $(1,848,659)
===========================================================================================================


See  accompanying  notes  to  the  consolidated  financial  statements.

                                                                             F6

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000


1.     Description  of  business:
Silverado Gold Mines Ltd. is engaged in the acquisition, exploration and development of mineral properties and the development of low-rank coal-water fuel as a replacement for oil fired boilers and utility generators. The Company has produced gold from its Nolan property during each of the past two years and has had production from its mineral properties in years prior to those years.

2.     Significant  accounting  policies:
These consolidated financial statements are prepared in conformity with United States generally accepted accounting principles. The application of Canadian generally accepted accounting principles to these financial statements would not result in material measurement or disclosure differences.

(a)     Continuing  operations:

At November 30, 2001, the Company has a working capital deficiency of $2,096,793 down from $3,706,831 at November 30, 2000, primarily as a result of renegotiating the repayment terms of most of the $2,000,000 convertible debentures and related interest. The Company is in arrears of required mineral claims and option payments for certain of its mineral properties at November 30, 2001, in the amount of $316,500 (2001 - $366,500) and therefore, the Company's rights to these properties with a carrying value of $315,000 may be adversely affected as a result of these non-payments. The Company understands that it is not in default of the agreements in respect of these properties.

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

(b)     Basis  of  consolidation:

The consolidated financial statements include the accounts of the Company and Silverado Gold Mines Inc., a wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated.

                                                                             F7

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000


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

Years  ended  November  30,  2001 and  2000


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

(h)     Loss  per  share:

Loss per share has been calculated based on the weighted average number of shares outstanding during the year. The weighted average number of shares outstanding, for the purpose of loss per share calculations, is as follows:

       -------------------------------------------------------------
       2001                                               35,774,718
       2000                                               24,335,165
       -------------------------------------------------------------

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

(k)     Accounting  for  stock-based  compensation:

For stock options granted to employees and directors, the Company accounts for stock compensation arising from these options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock and is recognized over the service period. The Company provides pro-forma disclosures of net income and earnings per share as if the fair value method had applied in measuring compensation expense.

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

                                                                             F9

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000


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

(n)     Recent  Accounting  Pronouncements:

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The basis for recognition and measurement model under Statement 121 for assets held for use and held for sale has been retained. Statement 144 removed goodwill from its scope, this eliminating Statement 121's requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill now is subject to the provisions of Statement 141/142 on business combinations and goodwill and other intangible assets. Statement 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Statement 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is to be applied prospectively. The Company does not expect the adoption of this statement will have a material impact on the Company's financial position, result of operations or liquidity.

                                                                             F10

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000


2.     Significant  accounting  policies  (continued):

(n)     Recent  Accounting  Pronouncements  (continued):

The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in 1998. SFAS no. 133, as amended by SFAS No. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company's adoption of SFAS No. 133, on January 1, 2001, did not have a material impact on its consolidated financial position, results of operations, or cash flows.

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

                                                                             F11

SILVERADO  GOLD  MINES  LTD.


Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000


3.     Mineral  properties  (continued):

     (a)     Mineral  properties  (continued):

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

               (iv)     Smith  Creek:

               This property consists of 35 unpatented Federal placer claims. The property was purchased in 1993 with scheduled payments to be completed in 1998. As at November 30, 2001, $70,000 (2000 - $120,000) of
the acquisition costs are unpaid, in arrears, and included in mineral claims payable. This amount was re-stated in 2001 to $70,000 from $120,000 in 2000.

               (v)     Nolan  Lode

               This property consists of 32 unpatented Federal lode claims. The lode claims overlie much of the placer properties and extend beyond them.

          (D)     Hammond  Property,  Wiseman  Mining  District,  Alaska:

          This property consists of 28 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. As at November 30, 2001, option payments totaling $240,000 (2000
- same) are unpaid,  in  arrears,  and  included  in  mineral  claims  payable.

                                                                             F12

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001,  and  2000


3.     Mineral  properties  (continued):

(b)     Property  commitments:

As at November 30, 2001, minimum aggregate future cash expenditures for work commitments required in the next five years to maintain the properties in good standing, in addition to amounts accrued as mineral claims payable, are as follows:

         ------------------------------------------------------------
         2002                                                  50,000
         2003                                                  50,000
         2004                                                  50,000
         2005                                                  50,000
         2006                                                  50,000
         ------------------------------------------------------------

(c)     Mineral  claim  expenditures:


Cumulative  claims  expenditures  are  as  follows:

-----------------------------------------------------------------------------------------------------------
                                              Alaska
                     ------------------------------------------------------------
                                                                                    British
                                                               Hammond    Whiskey   Columbia
                     Ester Dome   Marhall Dome   Nolan Gold    Property   Gulch     French Peak  Total
Balance,
  November 30, 2000    406,000        350,000      368,259       85,000         -            -   1,209,529
Amortization
Recovery of mineral
Claims and options           -              -      (50,000)           -         -            -     (50,000)
                     --------------------------------------------------------------------------------------

Balance,
November 30, 2001    $ 406,000    $   350,000    $ 318,529     $ 85,000   $     -   $        -  $1,159,529
                     ======================================================================================


                                                                             F13

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000


4.     Buildings,  plant  and  equipment:

Buildings, plant and equipment primarily include the mill facility and equipment of the Ester Dome/Grant Mine Gold Project and mining equipment and camp facilities at the Nolan Gold Project.


-------------------------------------------------------------------------------------------
                                                                   Accumulated    Net book
2001                                                     Cost      depreciation     value
-------------------------------------------------------------------------------------------

Grant Mine Mill Equipment                            $2,076,780    $1,384,618    $  692,162
Nolan Gold Project Mining Equipment                      60,757        57,697         3,060
Mining Equipment                                        456,312       440,052        16,260
Other Equipment, Leasehold Improvements                 386,351       303,580        82,771
                                                     --------------------------------------
                                                     $2,980,200    $2,185,947    $  794,253
                                                     ======================================


-------------------------------------------------------------------------------------------
                                                                   Accumulated    Net book
2000                                                     Cost      depreciation     value
-------------------------------------------------------------------------------------------

Grant Mine Mill Equipment                            $2,076,780    $1,176,939    $  899,841
Nolan Gold Project Mining Equipment                      60,757        52,837         7,920
Mining Equipment                                        459,787       396,244        63,543
Other Equipment, Leasehold Improvements                 385,284       265,028       120,256
                                                     --------------------------------------
                                                     $2,982,608    $1,891,048    $1,091,560
                                                     ======================================



5.     Accounts  payable  and  accrued  liabilities:

Accounts  payable  and  accrued  liabilities  consist  of:

----------------------------------------------------------
                                   2001            2000
----------------------------------------------------------
Accounts payable               $   510,316     $   550,836
Accrued interest                    86,079         466,667
Accrued reclamation expense        196,000         196,000
                               ---------------------------
                               $   792,395     $ 1,213,503
==========================================================

                                                                             F14

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000


6.     Debentures:

(a) On March 1, 2001, the Company completed negotiations to restructure its $2,000,000 convertible debentures. The replacement debentures aggregate $2,564,400 and consist of the original $2,000,000 principal amount plus all accrued interest to March 1, 2001. The debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On June 7, 2001, the Company issued 516,085 shares at the market price of $0.26 to the holders of the debentures to satisfy the first quarterly payments due May 31,2001. The valuation of this transaction consists of $95,844 of principal and $38,338 of interest.  On  September  11,  2001,  the Company issued 1,131,345 shares at the market price of $0.13 to the holders of the debentures to satisfy the second quarterly payments due August 31, 2001. The valuation of this transaction consists of $106,422 of principal and $40,653 of interest. As at November 30, 2001, $1,860,000 plus $524,892 of interest has been exchanged for replacement debentures. Of its aggregate amount, $2,182,626, $476,978 is classified as a current liability and $1,705,648 has been classified as a non-current liability. Remaining convertible debentures of $140,000 plus accrued interest of $97,004 are in default and it is expected that they will be exchanged for replacement debentures.

(b) In February 1999 the Company issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and is due February 28, 2002

7.     Share  capital:

The Company has reserved 295,192 (2000 - 295,192) shares for issuance upon the potential conversion of convertible debentures.

                                                                             F15

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000


7.     Share  capital  (continued):

(b)     Director  and  employee  options:

The following director and employee options were granted and canceled during the years ended November 30, 2000, and 2001 and were outstanding on those dates:


-----------------------------------------------------------------
                                     Number     Weighted  average
                                   of options   exercise price
-----------------------------------------------------------------

Outstanding at November 30, 2000    1,150,000             0.10
  Granted                           3,700,000             0.15
  Exercised                          (600,000)            0.10
  Cancelled)                         (200,000)            0.35
                                   ------------------------------

Outstanding at November 30, 2001    4,050,000             0.20
=================================================================



All of the options were fully vested on granting. The weighted average remaining contractual life of the options outstanding at November 30, 2001, was 4 years (2000 - 4 years). All outstanding options at November 30, 2000 are exercisable.

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



------------------------------------------------------------------
                                     2001               2000
------------------------------------------------------------------
Loss for the year:
  As reported                  $ (1,677,974)      $ (1,872,116)
  Pro forma                      (2,170,198)        (1,872,116)

Loss per common share:
  As reported                  $      (0.05)      $      (0.08)
  Pro forma                           (0.06)             (0.08)
==================================================================



The estimated weighted average fair value of the options granted in 2001 was prepared using the Black-Scholes Pricing Model assuming a risk-free rate of 5.25%, an expected dividend yield of 0% an expected volatility of 135% and a weighted average expected life of 5 years.

                                                                             F16

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000


7.     Share  capital  (continued):

(c)     Warrants:

In conjunction with the private placements of common shares, the Company has issued and has outstanding at November 30, 2000, and 2001, the following share purchase warrants. Each share purchase warrant entitles the holder to acquire one common share of the Company.


----------------------------------------------------------------------------------------------
  Balance,                                          Balance,
November 30,  Issued in    Exercised    Expired   November 30,   Exercise    Expiry
   2000         2001        in 2001     in 2001       2001        price       date     Notes
----------------------------------------------------------------------------------------------

1,100,000            -    (1,100,000)                     -      $    0.10    Mar02
  500,000            -      (500,000)                     -           0.12    Jul02
  700,000            -             -                700,000           0.40    Mar02
        -      150,000      (150,000)                     -           0.10    Mar02
        -    1,000,000    (1,000,000)         -           -           0.10    Mar01
        -    1,450,000    (1,450,000)         -           -           0.10    Aug00   (1)
        -      500,000             -          -     500,000           0.30    Mar03
        -      360,000      (360,000)         -           -           0.25    Mar02
        -    1,000,000             -          -   1,000,000           0.05    Mar02
        -    1,000,000             -          -   1,000,000           0.10    Aug02
        -      666,667      (500,000)         -     166,667           0.10    Jan02
        -      666,667                        -     666,667           0.10    Nov02
        -      400,000             -          -     400,000           0.37    Sep03
        -      700,000             -          -     700,000           0.15    Aug03
----------------------------------------------------------------------------------------------

2,300,000    8,543,334    (5,060,000)         -   5,783,334
==============================================================================================


(1) Original exercise price was $0.20. The exercise price was reduced to $0.10 and 500,000 warrants were exercised. The exercise price was reduced further to $0.08 and an additional 500,000 warrants were exercised.

(d)     Other  stock-based  compensation:

In fiscal 2000, the Company issued 1,000,000 common shares with a market value of $0.10 per share in exchange for consulting services.

                                                                             F17

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000


8.     Related  party  transactions:

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group"); all of which are controlled by a director of the Company.

The Tri-Con Group are operations, exploration and development contractors, and have been employed by the Company under contract since 1972 to carry out all its fieldwork and to provide administrative and management services. Under the current contract dated January, 1997, work is charged at cost plus 15% for operations and cost plus 25 percent for exploration and development. Cost includes a 15 percent charge for office overhead. Services of the directors of the Tri-Con Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Group who are also Directors of the Company are not charged. At November 30, 2001, the Company had prepaid $nil to the Tri-Con Group for exploration, development and administration services to be performed during the next fiscal period on behalf of the Company. For the year, 2001, the Tri-Con Mining Group's services focused mainly on the Company's low rank coal water fuel program as well as administrative services at both its field and corporate offices.

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:


-------------------------------------------------------------------------
                                                   2001          2000
-------------------------------------------------------------------------

Operations and field services                 $   15,595     $  120,850
Exploration and development services             101,106        244,771
Administrative and management services           179,740        286,998
Research                                         277,395        198,827
                                              ---------------------------
                                              $  573,836     $  851,446
                                              ===========================
Amount of total charges in excess of
  Tri-Con costs incurred                      $  126,951     $  126,699
                                              ===========================

Excess amount charged as a percentage
  of actual costs incurred                         22.1%          17.5%
=========================================================================

                                                                             F18

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000

9.     Income  taxes:

Tax effects of temporary differences that give rise to deferred tax assets at November 30, 2001 and 2000 are as follows:


--------------------------------------------------------------------------------
                                                         2001           2000
--------------------------------------------------------------------------------
Net operating loss carry forwards                    $ 10,843,000   $ 9,610,000
Valuation allowance                                   (10,652,000)   (9,363,000)
                                                     ---------------------------
Net deferred tax assets                                   191,000       247,000

Deferred tax liability:
  Temporary differences arising from
    mineral properties and building, plant
    and equipment                                       (191,000)     (247,000)
                                                     ---------------------------
Net deferred tax asset                               $         -    $        -
                                                     ===========================


At November 30, 2001, the Company has losses carried forward totaling $20,216,000 available to reduce future years' income for U.S. income tax purposes which expire in various years to 2021. In addition, the Company has losses carried forward in Canada totaling $12,594,000, which expires in various years to 2008.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2000: 34%) to net loss before provision for income taxes. The sources and tax effects of the differences are as follows:


----------------------------------------------------------------
                                             2001        2000
----------------------------------------------------------------

Computed "expected" tax benefit           $(570,000)  $(637,000)
Tax loss expired during the year            545,000     666,000
Change in valuation allowance               (56,000)   (116,000)
Difference in foreign tax rate and other     81,000      87,000
                                          ----------------------
Income tax provision                      $       -   $       -
================================================================


10.     Commitments  and  contingencies:

(a)     Office  lease:

On January 20, 1994, the Company entered into a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rental of $86,835 (Cdn$135,000) including operating costs.

                                                                             F19

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000


10.     Commitments  and  contingencies  (continued):

(b)     Severance  agreements  with  directors:

The Company has entered into compensation agreements with the three directors of the Company. The agreements provide for severance arrangements where a change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the directors aggregates $4,200,000 (2000 - $4,200,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

On October 18, 2001 the Company settled the lawsuit with Range Minerals Corporation for the sum of $60,000. Range Minerals had initiated a claim against the Company for $185,665. The lawsuit pertained to required payments covering the Ester Dome Property.

(c)     Consulting  agreements

     The Company entered into consulting agreements with two individuals for various corporate planning and business development services to the Company. Under the terms of the agreements, the Company will issue an initial 1,008,333 shares and 308,333 shares monthly for the terms of the agreements to a maximum of 2,800,000 shares.

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

                                                                             F20

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000

12.  Segment  disclosures:

a)     Reportable  segments:

The Company operates in one reportable segment being the acquisition, exploration and development of mineral properties. The Company's development of low-rank-coal-water-fuel is in its initial stages and is not a reportable segment.

b)     Geographical  information:

     The  following  presents  financial  information  about geographical areas:


-----------------------------------------------------
                                   2001        2000
-----------------------------------------------------

Loss for the year:
  Canada                       $  356,501  $  404,271
  United States                 1,321,473   1,467,845
                               ----------------------
                               $1,677,974  $1,872,116
                               ======================

Long-lived assets:
  Canada                       $   82,892  $  120,224
  United States                 1,953,782   2,180,865
                               ----------------------
                               $2,036,674  $2,301,089
                               ======================


13.     Subsequent  events:

a) Subsequent to November 30, 2001, the Company issued an additional 1,000,000 common share purchase warrants, with an exercise price of $0.10 each, to a warrant holder from a previous private placement. This additional warrant was issued in consideration of the warrant holder assisting in financing the Company. The Company also reduced the original exercise price of the first warrants from $0.15 to $0.05 and reduced the exercise period from 2 years to 16 months.

Between December 3, 2001, and December 17, 2001, the Company received payments from a warrant holder totaling $50,000 as subscriptions for exercising 1,000,000 warrants at $0.05. It is expected that the 1,000,000 shares will be issued to the holder. The Company also reduced the original price of the first warrants from $0.30 to $0.05. The additional warrants were issued in consideration of the warrant holder assisting in financing the Company.

b) On December 14, 2001, the Company issued an additional 500,000 common share purchase warrants, with an exercise price of $0.10, each to a warrant holder from a previous private placement. The Company also reduced the original price of the first warrants from $0.30 to $0.05. The additional warrants were issued in consideration of the warrant holder assisting in financing the Company.

                                                                             F21

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000



13.     Subsequent  events:  (continued)

c) Between the dates of December 14, 2001, and January 22, 2002, 4,300,000 share purchase warrants were exercised at a price of $0.05 per share and the Company issued 4,300,000 common shares from the treasury for proceeds of $215,000.

d) On December 19, 2001, the Company completed a private placement of 2,500,000 units at a price of $0.04 per unit for total proceeds of $100,000 US. Each unit consists of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.10 US until December 19, 2002. Subsequently, the Company issued an additional 1,250,000 common share purchase warrants with an exercise price of $0.05 US per share and reduced the exercise price of the original 1,250,000 warrants from $0.10 to $0.05.

e) On December 19, 2001 the Company entered into a consulting agreement with an individual for various corporate planning and business development services to the Company. Under the terms of the agreement, the Company will issue 41,667 shares at the end of each month for the full term of the agreement for the consultant's services to a maximum aggregate of 500,000 shares.

f) Subsequent to November 30, 2001, the Company paid $35,000 in trust to Range Minerals Corporation as final settlement of the agreement. The lawsuit pertains to required payments covering the Ester Dome Property.

g) Also subsequent to November 30, 2001, the Company changed the name of its wholly owned subsidiary from Silverado Gold Mines Inc. to Silverado Green Fuel Inc. as the Company continues its work to convert its Grant Mine mill into a testing facility for its Low Rank Coal Water Fuel project.

h) On January 22, 2002, the Company issued an additional 650,000 common share purchase warrants with an exercise price of $0.05 US per share and reduced the exercise price of the original 650,000 warrants from $0.10 to $0.05.

i) On January 30, 2002, a director and officer of the Company exercised 3,700,000 options at $0.15 per share in consideration for a reduction in amounts payable to Tri-Con Mining Ltd. of $555,000. The director is a significant stockholder of the Tri-Con Mining Group.

j) Subsequent to November 30, 2001, the Company settled its litigation with Bundy and Christenson for $35,000 and the settlement was paid in trust to Bundy and Christenson.

k) The Company issued 1,091,667 shares to the consultants for a portion of their services under the terms of the agreements as reported on form S-8.

                                                                             F22

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2001  and  2000


13.   Subsequent  events:  (continued)

l) On December 11, 2001, the Company issued 1,628,971 shares to the holders of the replacement debentures, at the average market price of $0.10 per share, to satisfy the quarterly payments of principal and interest due November 30, 2001.

m) Subsequent to November 20, 2001, the Company granted 900,000 options to acquire shares of the Company at $0.15 per share exercisable until July 1, 2008.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

KPMG LLP (the "Former Accountant") resigned as principal accountants for the Company on October 9, 2001. The Company engaged Morgan & Company, Chartered
Accountants as its principal accountants effective October 9, 2001. The decision to change accountants was approved by the Company's board of directors.

The Former Accountant's report dated March 14, 2001 on the Company's consolidated financial statements as of and for the fiscal years ended November 30, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except as indicated in the following paragraph.

The Former Accountant's auditors' report on the consolidated financial statements of the Company as of and for the years ended November 30, 2000 and 1999, contained a separate paragraph stating that "the financial statements are affected by conditions and events that cast substantial doubt as to the Company's ability to continue as a going concern, such as those disclosed in
Note 2(a) to the financial statements." Management's plans in regard to these matters are also described in Note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the audits of the two fiscal years ended November 30, 2000 and 1999 and the subsequent interim period through October 9, 2001, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in its report on the financial statements for such year.

In connection with the audits of the two fiscal years ended November 30, 2000 and 1999 and the subsequent interim period through to October 9, 2001, the Former Accountant did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K.

The Company provided the Former Accountant with a copy of the foregoing disclosures and requested in writing that the Former Accountant furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. The Former Accountant's letter confirming their agreement to such disclosures was filed as an exhibit to the Company's Form 8-K filed with the SEC on October 12, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 The  current  executive  officers  and  directors  of  the  Company  are:


Name                         Age       Position
----                         ---       --------

Garry L. Anselmo (1)         58        Chairman of the Board and Chief Operating
                                       Officer since May 4, 1973; President and
                                       Chief Executive

James F. Dixon (1) (2)       54        Director since May 6, 1988

Stuart C. McCulloch (1) (2)  66        Director since December 14, 1998

John R. MacKay               69        Corporate Secretary since June 1, 1998

Edward J. Armstrong          53        President of wholly-owned subsidiary,
                                       Silverado Green Fuel Inc., since
                                       September 25, 1997;

Warrack G.  Willson          58        Vice-President Fuel Technology since
                                       March 21, 2000.


     (1)     Member  of  Silverado's  Audit  Committee
     (2)     Member  of  Silverado's  Compensation  Committee

Set forth below is a brief description of the background and business experience of each of the Company's executive officers and directors for the past five years:

Mr. Anselmo is presently the Chairman of the Board of Directors, President, Chief Executive and Chief Financial Officer of the Company. He is also the Chairman, Chief Executive Officer and Chief Financial Officer of its wholly owned subsidiary, Silverado Green Fuel Inc. He resumed his duties as President, Chief Executive Officer, and Chief Financial Officer of the Company on March 1, 1997, after transferring those duties to J.P. Tangen from November 1, 1994, until March 1, 1997. Prior to the arrival of Mr. Tangen, he held those duties from May of 1973. Mr. Anselmo founded Tri-Con Mining Ltd., a private mining service company, in 1968, and is currently a shareholder, Director, and President of Tri-Con. He is also Chairman and a Director of Tri-Con's United States operating subsidiaries, Tri-Con Mining Inc. and Tri-Con Mining Alaska, Inc. Mr. Anselmo obtained his bachelor of arts degree from Simon Fraser University in British Columbia, Canada.

Mr. Dixon is a Director of the Company and its subsidiary, Silverado Green Fuel Inc. Mr. Dixon holds a bachelor of commerce degree and a bachelor of laws degree. Mr. Dixon has been engaged in the practice of law since 1973. He is a lawyer and a partner in the law firm of Shandro Dixon Edgson, Barristers and Solicitors, of Vancouver, British Columbia.

Mr. McCulloch is a Director of the Company and its subsidiary, Silverado Green Fuel Inc. Mr. McCulloch retired as District Manager from Canada Safeway, in January, 1991.

Mr. MacKay has served as Corporate Secretary of the Company and its US subsidiary, since June 1998. Mr. MacKay is a practicing lawyer who, from March 1993 to June 1998, was a sole practitioner. Prior to 1993, Mr.

MacKay was a lawyer and partner in the law firm Davis and Company, Barristers and Solicitors, of Vancouver, British Columbia for 35 years.

Mr. Armstrong has been President of the Company's US subsidiary, Silverado Green Fuel Inc., since September 1997. He is also President of Tri-Con Mining's United States operating subsidiaries Tri-Con Mining Inc. and Tri-Con Mining (Alaska) Inc. Mr. Armstrong holds a Bachelor of Science in Geology degree from Washington State University, 1971.

Dr. Willson was appointed Vice-President, Fuel Technology, in March 2000, to lead the conversion of the Grant Mill into the world's first commercial level Low Rank Coal Water Fuel plant. Dr. Willson holds a Supervisory Chemical Engineering Rating from the US Civil Service Commission, 1978, a PHD in Physical Chemistry from the University of Wyoming, 1970 and a BA in Chemistry and Mathematics from the University of Northern Colorado, 1965. He founded Coal-Water Fuel Services in 1994, which provides engineering services to develop clean coal conversion projects to develop low cost, non-hazardous alternatives to oil.

SIGNIFICANT  EMPLOYEES

The Company does not have any other significant employees, other than its directors and executive officers.

FAMILY  RELATIONSHIPS

Mr. Anselmo and Mr. McCullough, each of whom is a director of the Company, are cousins.

TERMS  OF  OFFICE

The directors of the Company are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Executive officers of the Company are elected by the Board of Directors and hold office until their successors are elected and qualified.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT

The Company's executive officers and directors are required under Section 16 of the U.S. Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the U.S. Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended November 30, 2001, each of its officers and directors timely complied with all filing requirements.

ITEM  10.     EXECUTIVE  COMPENSATION.

COMPENSATION  OF  EXECUTIVE  OFFICERS

The following table sets forth certain information as to the compensation Company's chief executive officer, Mr. Garry L. Anselmo, for the Company's fiscal year ended November 30, 2001. None of the Company's other executive officers earned more than $100,000 for the Company's fiscal year ended November 30, 2001.


                        Summary Compensation Table
--------------------------------------------------------------------------------
                          Annual Compensation      Long Term Compensation
                       -------------------------   -----------------------
                                           Other                            All
                                           Annual    Awards       Payouts  Other
                                           Com-   -------------   -------   Com-
                                           pen-   Restricted                pen-
                                           sa-    Stock  Options/   LTIP    sa-
Name        Title      Year Salary   Bonus tion   Awarded SARs*(#)payouts($)tion
----        -----      ---- -------- ----- ------ ------- ------- --------- ----

Garry L.    Director,  2001  $0        0      0      0   3,700,000    0        0
Anselmo (1) President, 2000  $0        0      0      0       0        0        0
            Chief      1999  $0        0      0      0   2,000,000    0        0
            Executive
            Officer and
            Chief
            Financial
            Officer
--------------------------------------------------------------------------------

 (1) Mr. Anselmo is employed and compensated by Tri-Con Mining Ltd., which provides management and mining exploration and development services to the
Company. Mr. Anselmo does not bill the Company for his time spent on the business of the Company and is not compensated directly or indirectly by the Company, other than through Tricon Mining Ltd. See Item 12. - Certain Relationships and Related Transactions

STOCK  OPTION  GRANTS

The following table sets forth information with respect to stock options granted to the Company's chief executive officer, Mr. Garry L. Anselmo, for the Company's fiscal year ended November 30, 2001.



                            OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                    (INDIVIDUAL GRANTS)

-------------------------------------------------------------------------------
                   Number  of        % of Total
                   Securities        Options      Exercise
                   Underlying        Granted to   Price
Name               Options Granted   Employees    (per Share)  Expiration Date
-------------------------------------------------------------------------------

Garry L. Anselmo,       3,700,000       100%       $0.15       December 1, 2004
Director, President,
Chief Executive
Officer and Chief
Financial Officer

EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

The following is a summary of the share purchase options exercised by the Company's chief executive officer, Mr. Garry L. Anselmo, for the Company's fiscal year ended November 30, 2001:


-------------------------------------------------------------------------------
               AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
         FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
-------------------------------------------------------------------------------
                                                              Value of
                                                              Unexercised
                                          Unexercised         In-The-Money
                                          Options at          Options/SARs at
Name (#)      Common Shares               Financial Year-End  Financial Year-End
              Acquired on   Value at      (#) exercisable /   ($) exercisable /
              Exercise ($)  Realized ($)  unexercisable       unexerciseable
--------------------------------------------------------------------------------
Garry L.        NIL           $NIL           3,700,000        $37,000/$NIL
Anselmo,
Director,
President,
Chief
Executive
Officer and
Chief Financial
Officer
--------------------------------------------------------------------------------


LONG-TERM  INCENTIVE  PLANS

The Company does not have any long-term incentive plans, pension plans, or similar compensatory plans for its directors or executive officers.

COMPENSATION  OF  DIRECTORS  AND  CHANGE  IN  CONTROL  ARRANGEMENTS

Mr. Anselmo is employed and compensated by Tri-Con Mining Ltd., which provides management and mining exploration and development services to the Company. See
Item  12.  -  Certain  Relationships  and  Related  Transactions

Directors of the Company receive no fees on an annual or per meeting basis, but the Company has periodically granted to directors Options to purchase Common Shares.

The Company has entered into compensation agreements with each of the three directors of the Company. The agreements provide for severance arrangements where change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the directors aggregates $4,200,000 (2000: $4,200,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following table sets forth certain information concerning the number of the Company's common shares owned beneficially as of March 1, 2002 by: (i) each person (including any group) known to the Company to own more than five percent (5%) of the Company's common shares, (ii) each of the Company's directors and by each executive officer required to be named in the summary compensation table, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

--------------------------------------------------------------------------------
                   Name and address        Number of Shares     Percentage of
Title of class     of beneficial owner     of Common Stock      Common Stock(1)
--------------------------------------------------------------------------------
Common Shares      Garry L. Anselmo,          4,050,007(2)             6.5%
                   Director, President,
                   Chief Executive Officer
                   and Chief Financial
                   Officer

Common Shares      James F. Dixon,            1,014,484(3)             1.6%
                   Director

Common Shares      Stuart McCulloch,            383,400(4)             0.6%
                   Director

Common Shares      All Officers and           5,447,891                8.7%
                   Directors as a Group
                   (3 persons)
--------------------------------------------------------------------------------

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.
Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 14, 2002 As of February 28, 2002, there were 62,294,626 shares issued and outstanding.

(2) Includes 4,050,000 shares held by Garry L. Anselmo and 7 shares owned by Tri-Con.

(3) Includes 214,484 shares held by James F. Dixon and 800,000 shares that can be acquired by Mr. Dixon upon exercise of options to purchase shares held by Mr. Dixon.

(4) Includes 33,400 shares held by Stuart McCulloch and 350,000 shares that can be acquired by Mr. McCulloch upon exercise of options to purchase shares held by Mr. McCulloch.

================================================================================

CHANGE  IN  CONTROL

The Company is not aware of any arrangement that might result in a change in control in the future.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

TRI-CON  MINING  GROUP

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc., collectively the "Tri-Con Mining Group", and Anselmo Holdings LtdEach of these companies is controlled by Mr. Garry L. Anselmo, the president and a director of the Company. An addition, Mr. Armstrong, president of the Company's subsidiary, Silverado Green Fuel Inc., is the president of Tri-Con Mining Inc. and Tri-Con Mining (Alaska) Inc.

The Tri-Con Group are operations, exploration and development contractors, and have been employed by the Company under contract since 1972 to carry out all its fieldwork and to provide administrative and management services. Under the current contract dated January, 1997, work is charged at cost plus 15% for operations and cost plus 25 percent for exploration and development. Cost includes a 15 percent charge for office overhead. Services of the directors of the Tri-Con Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Group who are also directors of the Company are not charged. In addition, the Company pays to Tri-Con Mining Ltd. a monthly administrative fee of $10,000 CDN per month. At November 30, 2001, the Company had prepaid $nil to the Tri-Con Group for exploration, development and administration services to be performed during the next fiscal period on behalf of the Company. For the year, 2001, the Tri-Con Mining Group's services focused mainly on the Company's low rank coal water fuel program as well as administrative services at both its field and corporate offices.

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

------------------------------------------------------------------------
Year Ended November 30                          2001              2000
------------------------------------------------------------------------

Operations and field services             $     15,595     $     120,850
Exploration and development services           101,106           244,771
Administrative and management services         179,740           286,998
Research                                       277,395           198,827
------------------------------------------------------------------------
                                          $    573,836     $     851,446
========================================================================

Amount of total charges in excess of
Tri-Con costs incurred                    $    126,951     $     126,699
========================================================================

Excess amount charged as a percentage
of actual costs incurred                         22.1%             17.5%
========================================================================

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits


Exhibit Number     Description of Exhibit
--------------     ----------------------
23.1               Consent of Morgan & Company, Chartered Accountants
                   dated March 14, 2002


(b)     Reports  on  Form  8-K

A report on form 8-K was filed on October 12, 2001, to announce a change in the Company's principal auditors from KPMG, LLP to Morgan & Company, Chartered Accountants, effective October 9, 2001.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SILVERADO  GOLD  MINES  LTD.

By: /s/ Garry L. Anselmo
   -------------------------------------
   Garry L. Anselmo, President
   Chief Executive Officer and Chief
   Financial Officer
   Director
   Date:     March 14, 2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Garry L. Anselmo
   -------------------------------------
   Garry L. Anselmo, President
   Chief Executive Officer and Chief
   Financial Officer (Principal Executive
   Officer) (Principal Financial Officer
   and Principal Accounting Officer)
   Director
   Date:     March 14, 2002


By: /s/ Stuart C. McCulloch
   -------------------------------------
   Stuart C. McCulloch
   Director
   Date:     March 14, 2002