Form 10QSB
period 2002-02-28
SILVERADO GOLD MINES LTD
filed 2002-04-15
CIK 731727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  FEBRUARY  28,  2002


[__] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period                    to


Commission  File  Number     0-12132
                             -------

                            SILVERADO GOLD MINES LTD.
           ---------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

BRITISH  COLUMBIA                              98-0045034
-----------------------------------            ------------------------
(State  or  other  jurisdiction  of            (IRS  Employer
incorporation  or  organization)
               Identification  No.)

Suite  505,  1111  West  Georgia  Street
Vancouver,  British  Columbia
Canada                                         V6E  4M3
-----------------------------------------      ------------
(Address of principal executive offices)       (Zip  Code)

Issuer's  telephone  number,
 including  area  code:                        604-689-1535
                                               -------------------------

                                      None
          -----------------------------------------------------
          (Former  name, former address and former fiscal year,
                     if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes      [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 68,879,336 Shares of no par value
Common  Stock  outstanding  as  of  April  9,  2002.


SILVERADO  GOLD  MINES  LTD.
Consolidated  Balance  Sheets
(Expressed  in  United  States  Dollars)

--------------------------------------------------------------------------------
                                February 28,     November 30,
                                    2002           2001
                                -------------  -------------
                                 (unaudited)
--------------------------------------------------------------------------------

Assets

Current assets:
  Cash                            $    247,639   $     17,093
  Gold inventory                        10,169         11,140
  Accounts receivable (note 3)         247,231          2,876
  Receivable from
  related party (note 3)               121,389
                                  -------------  -------------
                                       626,428         31,109

Mineral properties (note 2)          1,159,529      1,159,529

Buildings, plant and equipment       2,981,360      2,980,200
  Accumulated depreciation          (2,260,466)    (2,185,947)
                                  -------------  -------------
                                       720,894        794,253
                                  -------------  -------------
                                  $  2,506,851   $  1,984,891
                                  -------------  -------------
Liabilities and Stockholders'
 Deficiency

Current liabilities:
  Bank indebtedness               $          -   $          -
  Accounts payable and
  accrued liabilities                  681,665        792,395
  Loans payable secured
  by gold inventory                     35,729         35,729
  Mineral claims payable               316,500        316,500
  Due to related party (note 3)              -        291,310
  Debentures, current portion
  (note 2)                             140,000        140,000
  Debenture, current portion
  (note 2)                              75,000         75,000
  Debenture, current portion
  (note 2)                             357,734        476,978
                                  -------------  -------------
                                     1,606,628      2,127,912

Debentures (note 2)                  1,705,638      1,705,638

Stockholders' deficiency:
  Common stock:
    Authorized: 100,000,000
    common shares
    Issued and outstanding:
      February 28, 2002 -
      62,294,626 shares;
      November 30, 2001 -
      42,423,988                    48,581,015     47,000,034
  Share subscriptions received          30,000              -
  Accumulated deficit              (49,416,430)   (48,848,693)
                                  -------------  -------------
                                      (805,415)    (1,848,659)
                                  -------------  -------------

                                  $  2,506,851   $  1,984,891
                                  -------------  -------------


Continuing  operations  (note  2)
Contingencies  (notes  2  and  5)
Subsequent  events  (note  6)


See  accompanying  notes  to  unaudited  consolidated  financial  statements.


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Operations
(Expressed  in  United  States  Dollars)


---------------------------------------------------------
                            Three months     Three months
                                   ended           ended
                             February 28,    February 28,
                                    2002             2001
                              (unaudited)      (unaudited)
---------------------------------------------------------

Revenue from gold sales        $       971   $     1,655

Mining,  processing, and
development costs                   18,229        40,660
---------------------------------------------------------
Loss before the undernoted          17,257        39,005

Other expenses:

  Accounting and audit               6,182         9,857
  Advertising and Promotion         13,896             -
  Consulting Fees                  236,084             -
  Depreciation                      74,519        74,296
  General exploration               32,232         6,286
  Interest on convertible
  debentures                        45,005        40,938
  Legal                               (201)       14,713
  Loss (gain) on foreign
  exchange                          (6,343)         (194)
  Management services from
  related party                     45,051        39,922
  Office expenses                   42,219        33,172
  Other interest and
  bank charges                       2,571         1,221
  Transfer agent fees
  and mailing expenses               3,977         3,892
  Research                          55,288        73,897
---------------------------------------------------------
                                   550,480       298,000
Loss and comprehensive
loss for the period            $  (567,737)  $  (337,005)
---------------------------------------------------------
Loss per share -
basic and diluted              $     (0.01)        (0.01)
Weighted average number
of common shares
outstanding                     44,536,354    30,636,558
---------------------------------------------------------




SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  Dollars)


------------------------------------------------------------------
                                       Three months  Three months
                                              ended        ended
                                       February 28,  February 28,
                                              2002         2001
                                      (unaudited)    (unaudited)
------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
  Loss for the period                   $  (567,737)  $(337,005)
  Depreciation, an item
  not involving cash                         74,519      74,296
  Changes in non-cash
  operating working capital:
    Accounts receivable                    (244,355)         98
    Gold inventory                              971       1,571
    Receivable from
    related party                           121,390           -
    Accounts payable and
    accrued liabilities:                   (110,729)     53,069
                                        ------------  ----------
                                           (725,941)   (207,971)
Financing activities:
  Bank indebtedness                               -      (3,007)
  Shares issued for cash                  1,218,957      30,000
  Repayment of loans
  payable                                         -        (600)
  Share subscriptions received               30,000      59,000
  Due to related party                     (291,310)    123,636
                                        ------------  ----------
                                            957,647     209,029
Investing activities:
  Purchase of equipment                      (1,160)          -

Increase in cash                            230,546       1,058
                                        ------------  ----------

Cash, beginning of period                    17,093           -
                                        ------------  ----------

Cash, end of the period                 $   247,639   $   1,058
                                        ------------  ----------

Supplementary cash flow information
------------------------------------------------------------------
Non-cash activities not reflected
in statements of cash flows:
Exercise of stock options for
reduction in amount due to
related party                           $   555,000           -
Issue of shares in lieu of required
payment on replacement debenture            162,897           -
Issue of shares
for consulting services                     183,084           -
                                          ------------  ----------


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Stockholders'  Equity  (Deficiency)
(Expressed  in  United  States  Dollars)
Three  months  ended  February  28,  2002  and  year  ended  November  30,  2001
--------------------------------------------------------------------------------
                               Number of               Share
                               common      Share    subscriptions  Accumulated
                               shares      Capital     received    deficit
--------------------------------------------------------------------------------

Balance, November 30, 2000     30,589,891  $45,669,977  $  20,000  $(47,170,719)
Year ended November 30, 2001
  Loss for the year                     -            -          -    (1,677,974)
  Shares issued:
    On exercise of options
    for cash                      600,000       60,000          -             -

    On exercise of warrants
    for cash 5,060,000            498,800            -                  498,800

    Shares issued for
    subscriptions received
    in prior year                   4,418       20,000    (20,000)            -
    Private placements for
    cash                        4,522,249      470,000          -             -
    Shares issued in lieu of
    cash payments for
    replacement debentures      1,647,430      281,257          -             -
--------------------------------------------------------------------------------
                               11,834,097    1,330,057    (20,000)   (1,677,974)
--------------------------------------------------------------------------------

Balance, November 30, 2001     42,423,988   47,000,034          -   (48,848,693)
  Loss for the period
  ended February 28, 2002               -            -          -      (567,737)
  Shares issued:
  On exercise of
    options for cash            3,700,000      555,000          -             -
  Cash received for
    shares to be issued                                    30,000
  On exercise of
    warrants for cash           4,300,000      215,000
  Shares issued for
    consulting fees             1,441,667      183,084
  Private placements for cash   8,800,000      465,000
  Shares issued in lieu
  of payment for debentures     1,628,971      162,897
--------------------------------------------------------------------------------
                               19,870,638    1,580,981     30,000      (567,737)
--------------------------------------------------------------------------------
Balance, February 28, 2002
(unaudited)                   62,294,626  $48,581,015  $  30,000   $(49,416,430)
--------------------------------------------------------------------------------

                                                     Total
                                                  ------------
Balance, November 30, 2000                        $(1,480,742)
Year ended November 30, 2001
  Loss for the year                                (1,677,974)
  Shares issued:
   On exercise of options for cash                     60,000

   On exercise of warrants for cash

   Shares issued for subscriptions
   received in prior year                                   -
   Private placements for cash                        470,000
   Shares issued in lieu of cash
   payments for replacement
   debentures                                         281,257
---------------------------------------------------------------
                                                     (367,917)
---------------------------------------------------------------


Balance, November 30, 2001                         (1,848,659)
  Loss for the period ended February 28, 2002        (567,737)
  Shares issued:
  On exercise of options for cash                     555,000
  Cash received for shares to be issued                30,000
  On exercise of warrants for cash                    215.000
  Shares issued for consulting fees                   183,084
  Private placements for cash                         465,000
  Shares issued in lieu of payment for debentures     162,897
---------------------------------------------------------------

                                                    1,043,244
---------------------------------------------------------------

Balance, February 28, 2002 (unaudited)            $  (805,415)
---------------------------------------------------------------




See  accompanying  notes  to  unaudited  consolidated  financial  statements.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2002,  and  February  28,  2001


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

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States or Canadian generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2002, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the three-month periods ended February 28, 2002, and February 28, 2001, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended November 30, 2001.


2.     Continuing  operations:

At February 28, 2002, the Company has a working capital deficiency of $980,200, down from $3,880,540 at February 28, 2001, primarily as a result of renegotiating the repayment terms of a portion of the $2,000,000 convertible debentures and related interest. The Company is in arrears of required mineral claims and option payments for certain of its mineral properties at February 28, 2002, in the amount of $316,500 and therefore, the Company's rights to these properties with a carrying value of $315,000 may be adversely affected as a result of these non-payments. The Company understands that it is not in default of the agreements in respect of these properties. The unpaid mineral claims and option payments are included in current liabilities at February 28, 2002.

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

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2002,  and  February  28,  2001

2.     Continuing  operations  (continued):

The Company plans to continue to raise capital through private placements and warrant issues. The Company also plans to option to third parties the Ester Dome and Marshall Dome properties, near Fairbanks, Alaska. No specific third parties have been identified and there can be no certainty that any such parties will be identified in the future. In addition, the Company is exploring other business opportunities including the development of low rank coal water fuel as a replacement fuel for oil fired industrial boilers and utility generators. On March 1, 2001, the Company completed negotiations to restructure its $2,000,000 convertible debentures. The Company issued replacement debentures in the aggregate amount of $2,564,400 consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001.

The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On December 11, 2001, the Company issued 1,628,971 shares at the average market price of $0.10 to the holders of the replacement debenture to satisfy the quarterly payments due November 30, 2001. The value of the transaction consists of $119,244 of principal and $43,653 of interest. As at February 28, 2002, $1,860,000 plus $524,892 of accrued interest has been exchanged for replacement debentures. Of its aggregate amount $2,063,372, $357,734 is classified as a current liability and $1,705,638 has been classified as non-current. Remaining debentures of $140,000, plus accrued interest of $45,226 are in default, however, it is unclear whether they will be exchanged for replacement debentures. In February 1999 the Company issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and is due February 28, 2002.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2002,  and  February  28,  2001

3.     Related  party  transactions:

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group") All of which are controlled by a director of the Company.

The Tri-Con Mining Group are operations, exploration, and development contractors, and have been employed by the Company under contract since 1972 to carry out all of its fieldwork and to provide administrative and management services. Under its current contract dated January, 1997 work is charged at cost plus 15% for operations and cost plus 25% for exploration and development. Cost includes a 15 % charge for office overhead. Services of the directors of the Tri-Con Mining Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Mining Group who are also directors of the Company are not charged. At February 28, 2002, the Company had prepaid $244,711 to the Tri-Con Mining Group for exploration, development and administration services to be performed during the current fiscal year on behalf of the Company. The Tri-Con Mining Group's services for the current fiscal year are focusing mainly on the Company's low rank coal water fuel program as well as corporate planning and preparation for year round production on its Nolan property, and administration services at both its field and corporate offices.

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

--------------------------------------------------------------------------------
                                     February 28, February 28,
                                         2002         2001
--------------------------------------------------------------------------------

Operations and field services          $  3,168   $  3,188
Exploration and development services     49,811     15,085
Administrative and management services   44,950     39,923
Research                                 55,288     73,897
                                     ------------ -----------
                                       $153,217   $132,093
Amount of total charges in
excess of Tri-Con costs incurred       $ 35,155   $ 29,181
                                     ------------ -----------


Excess amount charged as a
percentage of actual costs incurred       22.9%      22.1%
                                     ------------ -----------


SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2002,  and  February  28,  2001


4.     Loss  per  share:
Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.

5.     Litigation:

On February 8, 2002, the Company settled its litigation with Bundy and Christenson, an association of professional law corporations, for $30,000. The litigation pertained to monies owed for quiet title action on mining property and the enforcement rights under an agreement to purchase mining property. The Company paid the settlement in trust to Bundy and Christenson.

6.     Subsequent  events:
(a) Subsequent to February 28, 2002, 1,000,000 common share purchase warrants were exercised at a price of $0.05 and the Company issued 1,000,000 common shares from the treasury for total proceeds of $50,000, of which, $30,000 had been received between December 1, 2001 and February 28, 2002 as subscriptions.
(b) On March 11, 2002, the Company issued 1,234,710 shares at the average market price of $0.13 to the debenture holders to satisfy the quarterly payments of principal and interest. The value of this transaction is $160,512 and includes principal of $119,245 and quarterly interest of $41,267.
(c) On March 22, 2002, the Company paid $5,000 to the previous operators of the Smith Creek property as part of the acquisition costs under an agreement from 1993.
(d) On March 27, 2002, the Company made its annual interest payment of $3,750 to the holder of the $75,000 debenture.
(e) Also on March 27, 2002, the Company issued 350,000 shares to the consultants for a portion of their services under the terms of the agreements as reported on form S-8.
(f) On April 2, 2002, 2,000,000 common share purchase warrants were exercised at a price of $0.08 per share and the Company issued 2,000,000 common shares from the treasury for proceeds of $160,000.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2002,  and  February  28,  2001

6.  Subsequent  events  (continued):

(g) On April 2, 2002, the Company completed a private placement of 1,000,000 units at a price of $0.09 per unit. For total proceeds of $90,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.15 until September 3, 2002.
(h) On April 2, 2002, the Company completed a private placement of 1,000,000 units at a price of $0.09 per unit. For total proceeds of $90,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.15 until September 3, 2002.

Item  2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

PLAN  OF  OPERATIONS

The Company's plan of operations for the next nine months includes its plan to place the Nolan gold project into commercial production. The Company estimates that it will cost approximately $3,000,000 in order to place the Nolan gold project into year round gold production. The Company is currently in negotiations to obtain a loan in the amount of $3,000,000 in order to enable the Company to proceed with this plan of operations. The details of the gold loan have not been finalized and it has not been determined whether the loan would be secured by future gold sales or if it would be an unsecured loan.

The Company also plans to proceed with its plan to establish the commercial viability of the low-rank-coal-water-fuel technology. In order to commence the tests necessary to establish commercial viability, the Company has applied for an $8,000,000 grant from the U.S. Department of Energy. If this funding is achieved, the Company plans to its Grant Mill located on the Ester Dome property into the world's first demonstration facility for producing low-rank-coal-water-fuel. The conversion would take approximately one year to complete at an estimated cost of $10,000,000.

The Company currently does not have sufficient cash or working capital to proceed with its plan of operation. As discussed above, the Company's plan of operation is subject to achieving the required financing. In addition, the Company will require funding in the amount of approximately $900,000 in order to fund its ongoing operating expenses over the next nine months. Accordingly, the Company will require additional financing in order to finance its current operations. See the discussion of the Company's cash resources and working capital below under Liquidity and Financial Condition.

RESULTS  OF  OPERATIONS

Three months ended February 28, 2002 compared to the three months ended February 28, 2001

Revenues

Revenue from gold sales decreased to $971 for the three months ended February 28, 2002 from $1,655 for the three months ended February 28, 2001. Revenues in the three month period were attributable to sales of existing gold inventory.

The Company anticipates that significant revenues will not be achieved until the Company is able to place the Nolan gold project into production. The Company anticipates that revenues from the Company's low-rank-coal-water-fuel business will not be achieved until commercial feasibility of this technology has been
established.   Revenues  from  the  Nolan  gold  project  and  the
low-rank-coal-water-fuel business are contingent upon the Company achieving additional financing.

Mining,  Processing  and  Development  Costs

Mining, processing and development costs decreased to $18,229 for the three months ended February 28, 2002 from $40,660 for the three months ended February 28, 2001, representing a decrease of $22,431. These costs are primarily attributable to mining and processing costs at the Company's mining operations. The decrease was attributable to decreased exploration and development activity by the Company on its mineral properties. The Company anticipates that these mining, processing and development costs will increase once the Company is able to place the Nolan gold project into production.

Other  Expenses

Other expenses increased to $550,480 for the three months ended February 28, 2002 from $298,000 for the three months ended February 28, 2001. This increase in the amount of $252,480 was primarily due to increased consulting and commission costs.

Management services attributable to the activities of the Tri-Con Group increased to $45,051 for the three months ended February 28, 2002 from $39,922 for the three months ended February 28, 2001, representing an increase in the amount of $5,129. This increase was primarily the result of increased activity by the Company on its mineral properties. This increased activity also caused general exploration expenses to increase to $32,232 for the three months ended February 28, 2002 from $6,286 for the three months ended February 28, 2001. The Company anticipates that these expenses will continue to increase if the Company is able to achieve additional financing to increase its activities on its mineral properties.

Research activities attributable to the Company's low-rank coal water fuel technology decreased to $55,288 for the three months ended February 28, 2002 from $73,897 for the three months ended

February 28, 2001, representing a
decrease in the amount of $18,609. This decrease is primarily the result of the Company's determination to focus its limited capital resources on its efforts to put its Nolan gold project into year-round production. The Company is still very determined to commercialize its low-rank-coal-water-fuel technology.

Office expenses increased to $42,218 for the three months ended February 28, 2002 from $33,172 for the three months ended February 28, 2001, representing an increase in office expenses of $9,046. Office expenses relate to the general operations of the Company.

Loss

The Company's loss increased to $567,737 for the three months ended February 28, 2002 from $337,005 for the three months ended February 28, 2001, representing an increase of $230,732. This increase in the Company's loss was primarily attributable to the increase in consulting and commissions costs in the amount of $236,084. The Company anticipates that it will continue to incur a loss until such time as the Company can achieve significant revenues from its Nolan gold project.

LIQUIDITY  AND  FINANCIAL  CONDITION

The Company had cash of $247,639 as at February 28, 2002, compared to cash of $17,093 as at November 30, 2001. The Company had a working capital deficiency of $980,200 as at February 28, 2002, compared to a working capital deficiency of $2,096,803 as of November 30, 2001. The decrease in the Company's working capital deficiency was primarily a result of financings completed during the three months ended February 28, 2002.

Cash used in operating activities increased to $725,941 for the three months ended February 28, 2002, compared to $207,971 for the three months ended February 28, 2001. The Company funded the net cash outflow from operating activities of $725,941 primarily through equity sales of its common shares and by an increase in the prepaid expenses to related party balance with the Tri-Con Group.

Cash provided by financing activities increased to $957,647 for the three months ended February 28, 2002, compared to $209,029 for the three months ended February 28, 2001. Of the cash provided by financing activities, a total of $1,218,957 was provided by share issuances. Cash provided by financing activities was reduced by an amount of $291,310 on account of the reduction of the amount payable to the Tri-Con Group. Accordingly, the Company financed its operating activities primarily through equity issuances of its common shares.

On March 1, 2001, the Company completed negotiations to restructure its $2,000,000 convertible debentures. The Company issued replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001. The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On December 11, 2001, the Company issued 1,628,971 shares at the average market price of $0.10 to the holders of the replacement debenture to satisfy the quarterly payments due November 30, 2001. The value of the transaction consists of $119,244 of principal and $43,653 of interest. As at February 28, 2002, $1,860,000 plus $524,892 of accrued interest has been exchanged for replacement debentures. Of its aggregate amount $2,063,372, $357,734 is classified as a current liability and $1,705,638 has been classified as non-current. Remaining convertible debentures of $140,000, plus accrued interest of $45,226 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

The Company is also in arrears of required mineral property claims and option payments of $316,500 and therefore the rights to these properties with a carrying value of $315,000 may be adversely affected.

The Company anticipates continuing to rely on equity sales of its common shares in order to continue to fund its business operations. Issuances of additional shares will result in dilution to existing shareholders of the Company. The Company is pursuing debt financing in the principal amount of $3,000,000 in order to place the Nolan gold project into commercial production. The terms of any debt financing for the Nolan gold project have not been finalized and may include the granting of security against future gold revenues. In addition, the Company is attempting to obtain a grant of $10,000,000 in order to proceed with establishing the commercial viability of the Company's low-rank-coal-water-fuel business. There is no assurance that the Company will achieve any of additional sales of its equity securities or arrange for debt or other financing for its planned business expansion.

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

                      PART II - OTHER INFORMATION

Item  1     Legal  Proceedings

The Company currently is not a party to any material legal proceedings and to the Company's knowledge, no such proceedings are threatened or contemplated.


Item  2     Changes  in  Securities  and  Use  of  Proceeds.

The Company completed the following unregistered sales of its securities during the three months ended February 28, 2002:

1. On December 11, 2001, the Company issued 1,628,971 common shares at the average market price of $0.10 to the holders of the replacement debentures to satisfy the quarterly payments due under the replacement debentures on November 30, 2001. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act.

2. On December 14, 2001, the Company issued 500,000 common shares at a price of $0.05 pursuant to the exercise of outstanding warrants for total proceeds of $25,000. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. No commissions or fees were paid.

3. On December 19, 2001, the Company completed a private placement of 2,500,000 units at a price of $0.04 per unit for total proceeds of $100,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.10 until December 19, 2002. Commissions totaling $10,000 were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act.

4. On January 22, 2002, the Company issued 3,800,000 common shares to two investors at a price of $0.05 pursuant to the exercise of outstanding warrants for total proceeds of $190,000. The sales were completed pursuant to Regulation S of the Act on the basis that the purchasers were non-U.S. persons, as defined under Regulation S of the Act. No commissions or fees were paid.

5. On January 30, 2002, the Company issued 3,700,000 shares to the Tri-Con Group for proceeds of $550,000. These shares were issued pursuant to
     Section 4(2) of the Act. The proceeds were applied to reduce a liability to the Tri-Con Group in the amount of $291,310 and to pay amounts due to the Tri-Con Group in respect of services provided. The balance of $121,389 has been applied as a pre-paid expense on account of future services to be provided to us by the Tri-Con Group.

6. On February 5, 2002, the Company completed a private placement of 1,000,000 units at a price of $0.10 per unit for total proceeds of $100,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.15 until February 7, 2003. Commissions totaling $10,000 were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act.

7. On February 5, 2002, the Company completed a private placement of 5,300,000 units at a price of $0.05 per unit for total proceeds of $365,000 to three investors. Each unit consists of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.10 until February 7, 2003. Commissions totaling $10,000 were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act.

In addition, the Company completed the following registered sales of its securities during the three months ended February 28, 2002:

1. On February 1, 2002 the Company issued 1,091,667 shares to certain consultants for a portion of their services under the terms of their respective consultant agreements. The issuance of these shares was registered on Form S-8.

2. On February 15, 2002, the Company issued 350,000 shares to certain consultants for a portion of their services under the terms of their respective consultant agreements. The issuance of these shares was registered on Form S-8.


Item  3          Default  Upon  Senior  Securities

The Company is in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $45,226. The Company is attempting to negotiate the issuance of replacement debentures in exchange for the amount of indebtedness owed to the investor.



Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during our first quarter ended February 28, 2002.


Item  5          Other  Information

None.


Item  6          Exhibits  and  Reports  on  Form  8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  April 15, 2002                      SILVERADO  GOLD  MINES  LTD.




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