Form 10QSB
period 2002-05-31
SILVERADO GOLD MINES LTD
filed 2002-07-12
CIK 731727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For  the  quarterly  period  ended  May  31,  2002


    [__] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

    For  the  transition  period      to


Commission  File  Number     0-12132
                             -------

                            SILVERADO GOLD MINES LTD.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

BRITISH COLUMBIA                                        98-0045034
--------------------------------                        --------------
(State or other jurisdiction of                         (IRS  Employer
incorporation  or  organization)                        Identification  No.)


Suite 505, 1111 West Georgia Street
Vancouver, British Columbia
Canada                                                  V6E 4M3
----------------------------------------                --------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:         604-689-1535
                                                        --------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 82,566,856 shares of no par value
Common  Stock  outstanding  as  of  June  30,  2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.


SILVERADO  GOLD  MINES  LTD.
Consolidated  Balance  Sheets
(Expressed  in  United  States  Dollars)


-----------------------------------------------------------------------
                                              May 31,     November 30,
                                                 2002             2001
-----------------------------------------------------------------------
                                            (unaudited)
Assets

Current assets:
  Cash and cash equivalents                $    380,217   $     17,093
  Gold inventory                                 10,169         11,140
  Accounts receivable (note 3)                  198,129          2,876
  Receivable from related party (note 3)        569,846
-----------------------------------------------------------------------
                                              1,158,361         31,109

Mineral properties (note 2)                   1,159,529      1,159,529

Buildings, plant and equipment                2,983,190      2,980,200
Accumulated depreciation                     (2,327,846)    (2,185,947)
-----------------------------------------------------------------------
                                                655,344        794,253
-----------------------------------------------------------------------
                                           $  2,973,234   $  1,984,891
-----------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
  Bank indebtedness                        $          -   $          -
  Accounts payable and accrued liabilities      520,795        792,395
  Loans payable secured by gold inventory        35,729         35,729
  Mineral claims payable                        306,500        316,500
  Due to related party (note 3)                       -        291,310
  Debentures, current portion (note 2)          140,000        140,000
  Debenture, current portion (note 2)            75,000         75,000
  Debenture, current portion (note 2)           238,490        476,978
-----------------------------------------------------------------------
                                              1,316,514      2,127,912

Debentures (note 2)                           1,705,638      1,705,638



Stockholders' deficiency:
  Common stock:
    Authorized: 100,000,000 common shares
    Issued and outstanding:
      May 31, 2002 - 74,779,336 shares;
      November 30, 2001 - 42,423,988         49,842,360     47,000,034

  Accumulated deficit                       (49,891,278)   (48,848,693)
-----------------------------------------------------------------------
                                                (48,918)    (1,848,659)
-----------------------------------------------------------------------

                                           $  2,973,234   $  1,984,891
-----------------------------------------------------------------------


Continuing  operations  (note  2)
Contingencies  (notes  2  and  5)
Subsequent  events  (note  7)


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Operations
(Expressed  in  United  States  Dollars)


---------------------------------------------------------------------------------
                                                        Six months     Six months
                                                             ended          ended
                                                           May 31,        May 31,
                                                              2002           2001
---------------------------------------------------------------------------------
                                                        (unaudited)   (unaudited)

Revenue from gold sales                                $       971   $     1,655
  Less: mining, processing, and development costs           18,229        71,677
  Pre-production planning and engineering costs             91,597
Interest and other income (note 6)                          71,197             -
---------------------------------------------------------------------------------

Loss before the undernoted                                  37,658        70,022

Other expenses:

  Accounting and audit                                      11,893        22,878
  Advertising and Promotion                                 34,430        92,178
  Consulting Fees                                          380,144             -
  Depreciation                                             141,899       148,592
  General exploration                                       40,195        16,374
  Interest on convertible debentures                        87,625       122,102
  Legal                                                     10,015        29,647
  Loss (gain) on foreign exchange                            5,949         3,368
  Management services from related party                    98,650        97,334
  Office expenses                                           77,866       107,454
  Other interest and bank charges                            2,992         1,838
  Transfer agent fees and mailing expenses                   8,159        21,790
  Research                                                 105,110       149,251
---------------------------------------------------------------------------------
                                                         1,004,927       812,806

Loss and comprehensive loss for the period             $(1,042,585)  $  (882,828)
---------------------------------------------------------------------------------

Loss per share - basic and diluted                     $     (0.02)        (0.03)
Weighted average number of common shares outstanding    51,164,761    32,854,122
---------------------------------------------------------------------------------



SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Operations
(Expressed  in  United  States  Dollars)


---------------------------------------------------------------------------------
                                                       Three months  Three months
                                                              ended         ended
                                                            May 31,       May 31,
                                                               2002          2001
---------------------------------------------------------------------------------
                                                         (unaudited)  (unaudited)

Revenue from gold sales                                $         -   $         -
  Less: mining, processing, and development costs                -        31,017
Pre-production planning and engineering costs               91,597             -
Interest and other income (note 6)                          71,197             -
---------------------------------------------------------------------------------

Loss before the undernoted                                  20,400        31,017

Other expenses:

  Accounting and audit                                       5,711        13,021
  Advertising and Promotion                                 20,534        92,178
  Consulting Fees                                          144,060             -
  Depreciation                                              67,379        74,296
  General exploration                                        7,963        10,088
  Interest on convertible debentures                        42,620        81,164
  Legal                                                     10,216        14,933
  Loss (gain) on foreign exchange                           12,292         3,562
  Management services from related party                    53,599        57,412
  Office expenses                                           35,648        74,282
  Other interest and bank charges                              421           617
  Transfer agent fees and mailing expenses                   4,182        17,898
  Research                                                  49,822        75,354
---------------------------------------------------------------------------------
                                                           454,447       514,806

Loss and comprehensive loss for the period             $  (474,847)  $  (545,823)
---------------------------------------------------------------------------------

Loss per share - basic and diluted                     $     (0.01)        (0.02)
Weighted average number of common shares outstanding    68,721,472    35,023,478
---------------------------------------------------------------------------------


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  Dollars)


-----------------------------------------------------------------------------------------
                                                                   Six months  Six months
                                                                        ended       ended
                                                                      May 31,     May 31,
                                                                         2002        2001
-----------------------------------------------------------------------------------------
                                                                  (unaudited) (unaudited)

Cash provided by (used in):

Operating activities:
  Loss for the period                                            $(1,042,585) $ (882,828)
  Depreciation, an item not involving cash                           141,899     148,592
  Write down of fixed assets                                                          34
  Changes in non-cash operating working capital:
    Accounts receivable                                             (195,253)     (1,990)
    Gold inventory                                                       971       1,571
    Receivable from related party                                   (569,846)          -
    Accounts payable and accrued liabilities:                       (271,600)     23,011
    Decrease in mineral claims payable                               (10,000)          -
-----------------------------------------------------------------------------------------
                                                                  (1,946,414)   (711,610)
Financing activities:
  Bank indebtedness                                                        -      (3,007)
  Shares issued for cash                                           2,603,837     650,000
  Repayment of loans payable                                               -        (600)
  Share subscriptions received                                             -           -
  Due to related party                                              (291,310)     99,855
-----------------------------------------------------------------------------------------
                                                                   2,312,527     746,248
Investing activities:
  Purchase of equipment                                               (2,990)          -

Increase in cash                                                     363,124      34,638
-----------------------------------------------------------------------------------------

Cash, beginning of period                                             17,093           -
-----------------------------------------------------------------------------------------

Cash, end of the period                                          $   380,217  $   34,638

Supplementary cash flow information
Interest paid                                                         45,017       3,750
-----------------------------------------------------------------------------------------
Non-cash activities not reflected in statements of cash flows:
Exchange of convertible debenture for replacement debenture                   $1,495,000
Issue of shares for share subscriptions received in prior
periods                                                          $    30,000
Exercise of stock options for reduction in amount due to
related party                                                    $   925,000           -
Issue of shares in lieu of required payment on replacement
debenture                                                            323,409
Issue of shares for consulting services                              323,917           -
Exchange of interest payable for replacement debenture                     -     421,889
-----------------------------------------------------------------------------------------



SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  Dollars)


------------------------------------------------------------------------------------------
                                                                Three months  Three months
                                                                       ended         ended
                                                                     May 31,       May 31,
                                                                        2002          2001
------------------------------------------------------------------------------------------
                                                                  (unaudited)  (unaudited)

Cash provided by (used in):

Operating activities:
  Loss for the period                                            $  (474,847) $ (545,823)
  Depreciation, an item not involving cash                            67,379      74,296
  Write down of fixed assets                                               -          34
  Changes in non-cash operating working capital:
    Accounts receivable                                               49,102      (2,088)
    Gold inventory                                                         -           -
    Receivable from related party                                   (691,236)          -
    Accounts payable and accrued liabilities:                       (160,870)    (20,058)
    Decrease in mineral claims payable                               (10,000)          -
------------------------------------------------------------------------------------------
                                                                  (1,220,473)   (493,639)
Financing activities:
  Bank indebtedness                                                        -           -
  Shares issued for cash                                           1,384,880     551,000
  Repayment of loans payable                                               -           -
  Share subscriptions received                                       (30,000)          -
  Due to related party                                                     -     (23,781)
------------------------------------------------------------------------------------------
                                                                   1,354,880     527,219
Investing activities:
  Purchase of equipment                                               (1,830)          -


Increase in cash                                                     132,578      33,580
------------------------------------------------------------------------------------------

Cash, beginning of period                                            247,639       1,058
------------------------------------------------------------------------------------------

Cash, end of the period                                          $   380,217  $   34,638

Supplementary cash flow information

Interest paid                                                    $    45,017       3,750
------------------------------------------------------------------------------------------
Non-cash activities not reflected in statements of cash flows:
Exchange of convertible debenture for replacement debenture                   $1,495,000
Issue of shares for share subscriptions received in prior
periods                                                          $    30,000   $  20,000
Exercise of stock options for reduction in amount due to
related party                                                    $   370,000           -
Issue of shares in lieu of required payment on replacement
debenture                                                            160,512
Issue of shares for consulting services                              140,833           -
Exchange of interest payable for replacement debenture                     -     421,889
------------------------------------------------------------------------------------------


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Stockholders'  Equity  (Deficiency)
(Expressed  in  United  States  Dollars)
Six  months  ended  May  31,  2002  and  year  ended  November  30,  2001


------------------------------------------------------------------------------------------------------
                                   Number of                          Share
                                      common         Share    subscriptions  Accumulated
                                      shares       Capital         received      deficit        Total
------------------------------------------------------------------------------------------------------

Balance, November 30, 2000          30,589,891   $45,669,977   $  20,000   $(47,170,719)  $(1,480,742)
Year ended November 30, 2001
 Loss for the year                           -             -           -     (1,677,974)   (1,677,974)
 Shares issued:
  On exercise of options for cash      600,000        60,000           -              -        60,000

  On exercise of warrants for cash   5,060,000       498,800                          -       498,800

  Shares issued for subscriptions
   received in prior year                4,418        20,000     (20,000)             -             -
  Private placements for cash        4,522,249       470,000           -              -       470,000
  Shares issued in lieu of cash
   payments for replacement
   debentures                        1,647,430       281,257           -              -       281,257
------------------------------------------------------------------------------------------------------
                                    11,834,097     1,330,057     (20,000)    (1,677,974)     (367,917)
------------------------------------------------------------------------------------------------------

Balance, November 30, 2001          42,423,988    47,000,034           -    (48,848,693)   (1,848,659)
  Loss for the period ended
  May 31, 2002                               -             -           -     (1,042,585)   (1,042,585)
  Shares issued:
  On exercise of options for cash    6,900,000       925,000                                  925,000
  Cash received for shares to be
  issued                                                          50,000                       50,000
  On exercise of warrants for cash   8,300,000       525,000                                  525,000
  Shares issued for consulting fees  2,491,667       323,917                                  323,917
  Shares issued for subscriptions
  received in prior period                                       (50,000)                     (50,000)
  Private placements for cash       11,800,000       745,000                                  745,000
  Shares issued in lieu of payment
  for debentures                     2,863,681       323,409                                  323,409
------------------------------------------------------------------------------------------------------
                                    32,355,348     2,842,326           -     (1,042,586)    1,809,414
------------------------------------------------------------------------------------------------------

Balance, May 31, 2002 (unaudited)   74,779,336   $49,842,360   $       -   $(49,891,279)  $   (48,918)
------------------------------------------------------------------------------------------------------


See  accompanying  notes  to  unaudited  consolidated  financial  statements.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Six  months  ended  May  31,  2002,  and  May  31,  2001


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

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States or Canadian generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2002, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the six-month periods ended May 31, 2002, and May 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended November 30, 2001.


2.     Continuing  operations:

At May 31, 2002, the Company has a working capital deficiency of $158,153, down from $2,096,803 at May 31, 2001, primarily as a result of renegotiating the repayment terms of a portion of the $2,000,000 convertible debentures and related interest. The Company is in arrears of required mineral claims and option payments for certain of its mineral properties at May 31, 2002, in the amount of $306,500 and therefore, the Company's rights to these properties with a carrying value of $315,000 may be adversely affected as a result of these non-payments. The Company understands that it has the forbearance of the property owners and is not in default of the agreements in respect of these properties. The unpaid mineral claims and option payments are included in current liabilities at May 31, 2002.

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

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)


Six  months  ended  May  31,  2002,  and  May  31,  2001

2.     Continuing  operations  (continued):

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

The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On December 11, 2001, the Company issued 1,628,971 shares at the average market price of $0.10 to the holders of the replacement debenture to satisfy the quarterly payments due November 30, 2001. The value of the transaction consists of $119,244 of principal and $43,653 of interest. On March 11, 2002, the Company issued 1,234,710 shares at the average market price of $0.13 to satisfy the quarterly payments of principal and interest. The value of this transaction totals $160,512 and consists of $119,245 of principal and $41,267 of interest. As at May 31, 2002, $1,860,000 plus $524,892 of accrued interest as been exchanged for replacement debentures. Of its aggregate amount $1,944,127, $238,490 is classified as a current liability and $1,705,638 has been classified as non-current. Remaining debentures of $140,000, plus accrued interest of $48,026 are in default, however, it is unclear whether they will be exchanged for replacement debentures. In February 1999 the Company issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and is due May 31, 2002. On March 27, 2002 the Company made its annual interest payment of $3,750 to the holder of the debenture.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Six  months  ended  May  31,  2002,  and  May  31,  2001

3.     Related  party  transactions:

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group") All of which are controlled by a director of the Company.

The Tri-Con Mining Group are operations, exploration, and development contractors, and have been employed by the Company under contract since 1972 to carry out all of its fieldwork and to provide administrative and management services. Under its current contract dated January, 1997 work is charged at cost plus 15% for operations and cost plus 25% for exploration and development. Cost includes a 15% charge for office overhead. Services of the directors of the Tri-Con Mining Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Mining Group who are also directors of the Company are not charged. At May 31, 2002, the Company had advanced $564,325 to the Tri-Con Mining Group for exploration, development and administration services to be performed during the current fiscal year on behalf of the Company. The Tri-Con Mining Group's services for the current fiscal year are focusing mainly on the Company's low rank coal water fuel program as well as corporate planning and preparation for year round production on its Nolan property, and administration services at both its field and corporate offices.

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:


--------------------------------------------------------------------------------
                                                             May 31,     May 31,
                                                                2002       2001
--------------------------------------------------------------------------------

Operations and field services                               $  3,442   $  5,662
Exploration and development services                          65,482     24,436
Administrative and management services                        99,511     84,246
Research                                                     105,110    149,251
--------------------------------------------------------------------------------
                                                            $273,545   $266,595

Amount of total charges in excess of Tri-Con
 costs incurred                                             $ 56,543   $ 58,345
--------------------------------------------------------------------------------

Excess amount charged as a percentage of actual
 costs incurred                                                 20.7%      21.9%
--------------------------------------------------------------------------------

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Six  months  ended  May  31,2002,  and  May  31,  2001


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

6.     Interest  and  other  income:

On April 4, 2002, the Company purchased a $300,000 one-year term deposit, which pays interest daily at a rate of 1% per annum. At May 31, 2002, the Company had earned $482 of interest. The term deposit principal is included in the Company's cash total. During the six-months ended May 31, 2002, the Company had settled several of its outstanding accounts payable for less than face value and recorded the difference of $70,715 as forgiveness of debt.

7.     Subsequent  events:

(a) Subsequent to May 31, 2002, 1,000,000 common share purchase warrants were exercised at a price of $0.10 and the Company issued 1,000,000 common shares from the treasury for total proceeds of $100,000.

(b) On June 5, 2002, 1,000,000 common share purchase warrants were exercised at a price of $0.10 and the Company issued 1,000,000 common shares from the treasury for total proceeds of $100,000.

(c) Subsequent to May 31, 2002, 350,000 shares were issued to the consultants for a portion of their services under the terms of the agreements registered on form S8.

(d) On June 11, 2002, the Company issued 1,437,520 to the holders of the replacement debentures at the price of $0.11 to satisfy the quarterly payment of principal and interest. The value of the transaction is $158,128 and consists of $119,245 of principal and $38,883 of interest.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Six  months  ended  May  31,  2002,  and  May  31,  2001

7.  Subsequent  events  (Continued):

(e) On June 24, 2002, the Company completed a private placement of 2,000,000 units at a price of $0.15 per unit for total proceeds of $300,000. Each unit consists of one share of common stock and 1 common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of common stock at a price of $0.20 until December 24, 2002.

(f) On June 24, 2002, the Company completed a private placement of 2,000,000 units at a price of $0.15 per unit for total proceeds of $300,000. Each unit consists of one share of common stock and 1 common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of common stock at a price of $0.20 until December 24, 2002.



Item  2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

PLAN  OF  OPERATIONS

Silverado Gold Mines Ltd. ("Silverado" or the "Company"), is engaged in the acquisition, exploration and development of mineral properties in the State of Alaska and the development of low-rank coal-water fuel technology as a replacement for oil fired boilers and utility generators. The Company holds interests in four groups of mineral properties in Alaska. The Company's main projects are exploration and development of the Ester Dome Gold Project, located 10 miles northwest of Fairbanks, Alaska, and the Nolan Gold Project, located 175 miles north of Fairbanks, Alaska.

The Company's plan of operations for the next twelve months includes its plan to place the Nolan gold project into commercial production. The Company estimates that it will cost approximately $3,000,000 in order to place the Nolan gold project into year round gold production. The Company is currently pursuing financings in the aggregate of amount of $3,000,000 in order to enable the Company to proceed with this plan of operations. There is no assurance that financing in the aggregate required amount will be completed. If the Company is successful in completing the required financings by August 2002, then the Company believes that it could achieve gold production and sales by the end of June 2003.

The Company also plans to proceed with its plan to establish the commercial viability of the low-rank coal-water-fuel technology. In order to commence the tests necessary to establish commercial viability, the Company has applied for an $8,000,000 grant from the U.S. Department of Energy. If this funding is achieved, the Company plans to convert its Grant Mill located on the Ester Dome property into the world's first demonstration facility for producing low rank coal water fuel. The conversion would take approximately one year to complete at an estimated cost of $10,000,000.

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

RESULTS  OF  OPERATIONS

Six  months  ended  May  31,  2002 compared to the six months ended May 31, 2001

Revenues

Revenue from gold sales decreased to $971 for the six months ended May 31, 2002, from $1,655 for the six months ended May 31, 2001. Revenues in the six-month period were attributable to sales of existing gold inventory.

The Company anticipates that significant revenues will not be achieved until the Company is able to place the Nolan gold project into production. The Company anticipates that revenues from the Company's low-rank-coal-water-fuel business will not be achieved until commercial feasibility of this technology has been established. Revenues from the Nolan gold project and the low rank coal water fuel business are contingent upon the Company achieving additional financing.

Mining,  processing,  and  development  costs

Mining, processing, and development costs decreased to $18,229 for the six months ended May 31, 2002, from $71,667 for the six months ended May 31, 2001, representing a decrease of $53,430. Mining, processing, and development costs for the three months ended were $nil. down from $31,017 for the three months ended May 31, 2001. These mining, processing, and development costs will increase as the Nolan gold project goes into production.

Pre-production  planning  and  engineering  costs

Pre-production planning engineering costs are planning and engineering expenses, which relate to preparing the Nolan gold project for year round production. These costs include mapping, testing, engineering, and administration. Pre-production planning and engineering costs were $91,597 for the six months ended May 31, 2002. Pre-production planning and engineering costs for the three months ended May 31, 2002, were $91,597. These costs are primarily attributable to pre-production and engineering costs at the Company's mining operations. The Company anticipates that these pre-production and engineering costs are only for the preparation of the Nolan gold property for year round production. The costs will decrease once the Company as the Nolan gold project goes into production.

Interest  And  Other  Income

The Company realized interest and other income in the amount of $71,197 for the six months ended May 31, 2002. On April 4, 2002, the Company purchased a $300,000 one-year term deposit, which pays interest daily at a rate of 1% per annum. At May 31, 2002, the Company had earned $482 of interest. The term deposit principal is included in the Company's cash balance. During the six-months ended May 31, 2002, the Company had settled several of its outstanding accounts payable for less than face value and recorded the difference of $70,715 as forgiveness of debt.

Other  Expenses

Other expenses increased to $1,004,927 for the six months ended May 31, 2002 up from $812,806 for the six months ended May 31, 2001. This increase in the amount of $192,121 was primarily due to increased consulting costs and a decrease in interest on long-term debt. Other expenses for the three-month period ended May 31, 2002, were $454,447 down from $514,806 for the three months ended May 31, 2001.

Management services attributable to the activities of the Tri-Con Group increased to $98,650 for the six months ended May 31, 2002 from $97,334 for the six months ended May 31, 2001, representing an increase in the amount of $1,316. These expenses are administrative costs at the Company's corporate and field offices. Management services for the quarter ended May 31, 2002 were $53,599 down from $57,412 for the quarter ended May 31, 2001. General exploration expenses on the Eagle Creek and Nolan properties increased to $40,195 for the six months ended May 31, 2002 up from $16,374 for the six months ended May 31, 2001. These expenses are mineral claims costs and water rights fees for the purpose of maintaining the rights to these properties. General exploration expenses for the three months ended May 31, 2002, were $7,963 down from $10,088. The Company anticipates that these expenses will continue to increase if the Company is able to achieve additional financing to increase its activities on its mineral properties.

Research activities attributable to the Company's low-rank coal water fuel technology decreased to $105,110 for the six months ended May 31, 2002 from $149,251 for the six months ended May 31, 2001, representing a decrease in the amount of $44,141. Research costs for the three-month period ended May 31, 2002, were $49,822 down from $75,354 for the three-month period ended May 31, 2001. This decrease is primarily the result of the Company's determination to focus its limited capital resources on its efforts to put its Nolan gold project into year-round production. The Company is still very determined to commercialize its low-rank coal water fuel technology.

Office expenses decreased to $77,866 for the six months ended May 31, 2002, from $107,454 for the six months ended May 31, 2001, representing an increase in office expenses of $29,588. Office expenses relate to the general operations of the Company.

Consulting fees in the amount of $380,144 were incurred during the six months ended May 31, 2002 and $144,060 for the three months ended May 31, 2002. Consulting fees relate to consulting agreements for corporate planning, marketing, and business development services. The consultants were issued shares as consideration for their services and the expense attributable to these services has been calculated by using the number of shares issued multiplied by the market price per share as of the issuing date.

Loss

The Company's loss increased to $1,042,585 for the six months ended May 31, 2002 from $882,828 for the six months ended May 31, 2001, representing an increase of $159,757. This increase in the Company's loss was primarily attributable to the increase in consulting costs in the amount of $380,144 that was off-set by a decrease in advertising and promotion expenses of $57,748, a decrease in research costs of $44,141, and a decrease in long term interest costs of $34,477. Loss for the second quarter ended May 31, 2002, was $474,847 down from $545,823 for the three-month period ended May 31, 2001. The Company anticipates that it will continue to incur a loss until such time as the Company can achieve significant revenues from its Nolan gold project.

LIQUIDITY  AND  FINANCIAL  CONDITION

The Company had a working capital deficiency of $158,153 as at May 31, 2002, compared to a working capital deficiency of $2,096,803 as at November 30, 2001. The decrease in the Company's working capital deficiency was primarily a result of financings completed during the six months ended May 31, 2002.

Cash used in operating activities increased to $1,946,414 for the six months ended May 31, 2002, compared to $711,610 for the six months ended May 31, 2001. The increase in cash used in operating activities in the amount of $1,234,804 was primarily attributable to an increase in the advances to Tri-Con Group in the amount of $569,846 and a reduction in accounts payable and accrued liabilities in the amount of $271,600. This increase in advances to the Tri-Con Group is due primarily to current and ongoing work on the Nolan gold project as well as continued work on its coal water fuel project. The Company funded the net cash outflow from operating activities of $1,946,414 primarily through equity sales of its common shares.

In December, 2001, the Company paid its balance owed to the Tri-Con Group in the amount of $291,310. Between December 1, 2001, and May 31, 2002, the Company advanced to the Tri-Con Group $569,846 for Nolan pre-production engineering costs, property maintenance, as well all current and ongoing work necessary to commercialize its low-rank coal water fuel technology. This includes property maintenance, work related to its department of Energy grant application, and general administration.

Cash provided by financing activities increased to $2,312,528 for the six months ended May 31, 2002, compared to $746,248 for the six months ended May 31, 2001. Of the cash provided by financing activities, a total of $2,603,838 was provided by share issuances. Cash provided by financing activities was reduced by an amount of $291,310 on account of the reduction of the amount payable to the Tri-Con Group. Accordingly, the Company financed its operating activities during the six months ended May 31, 2002 primarily through equity issuances of its common shares.

On March 1, 2001, the Company completed negotiations to restructure its $2,000,000 convertible debentures. The Company issued replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001. The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On December 11, 2001, the Company issued 1,628,971 shares at the average market price of $0.10 to the holders of the replacement debenture to satisfy the quarterly payments due November 30, 2001. The value of the transaction consists of $119,244 of principal and $43,653 of interest. On March 11, 2002, the Company issued 1,234,710 shares at the average market price of $0.13 to satisfy the quarterly payments of principal and interest due February 28, 2002. The value of this transaction totals $160,512 and consists of $119,245 of principal and $41,267 of interest. As at May 31, 2002, $1,860,000 plus $524,892 of accrued interest as been exchanged for replacement debentures. Of its aggregate amount $1,944,127, $238,490 is classified as a current liability and $1,705,638 has been classified as non-current. Remaining convertible debentures of $140,000, plus accrued interest of $48,026 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

The Company is also in arrears of required mineral property claims and option payments of $306,500 and therefore the rights to these properties with a carrying value of $315,000 may be adversely affected.

The Company anticipates continuing to rely on equity sales of its common shares in order to continue to fund its business operations. Issuances of additional shares will result in dilution to existing shareholders of the Company. The Company is pursuing debt financing in the principal amount of $3,000,000 in order to place the Nolan gold project into commercial production. The terms of any debt financing for the Nolan gold project have not been finalized and may include the granting of security against future gold revenues. In addition, the Company is attempting to obtain a grant of $10,000,000 in order to proceed with establishing the commercial viability of the Company's low rank coal water fuel business. There is no assurance that the Company will achieve any of additional sales of its equity securities or arrange for debt or other financing for its planned business expansion.

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

                           PART II - OTHER INFORMATION

Item  1     Legal  Proceedings

The Company currently is not a party to any material legal proceedings and, to the Company's knowledge, no such proceedings are threatened or contemplated.


Item  2     Changes  in  Securities  and  Use  of  Proceeds.

The Company completed the following unregistered sales of its securities during the three months ended May 31, 2002:

1. On March 11, 2002, the Company issued 1,234,710 shares at the average market price of $0.13 to the debenture holders to satisfy the quarterly payments of principal and interest due under the replacement debentures of February 28, 2002. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act.

2. On March 1, 2002, 1,000,000 common share purchase warrants were exercised at a price of $0.05 and the Company issued 1,000,000 common shares from the treasury for total proceeds of $50,000. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each investor is a non-U.S. person, as defined under Regulation S of the Act.

3. On April 2, 2002, 2,000,000 common share purchase warrants were exercised at a price of $0.08 per share and the Company issued 2,000,000 common shares from the treasury for proceeds of $160,000. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each investor is a non-U.S. person, as defined under Regulation S of the Act.

4. On April 2, 2002, the Company completed a private placement, with one investor, of 1,000,000 units at a price of $0.09 per unit for total proceeds of $90,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.15 until September 3, 2002. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act.

5. On April 2, 2002, the Company completed a private placement, with one investor, of 1,000,000 units at a price of $0.09 per unit for total proceeds of $90,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.15 until September 3, 2002. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act.

6. On April 26, 2002 2,000,000 shares were issued to Edward J. Armstrong, an officer of the Company, and an officer of the Tri-Con Group, for proceeds of $220,000. These shares were issued pursuant to Section 4(2) of the Act.

7. On May 1, 2002, the Company completed a private placement, with one investor, of 1,000,000 units at a price of $0.10 per unit for total proceeds of $100,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.20 until May 1, 2003. No commissions were paid in connection with the offering. The sale was completed pursuant to Regulation D of the Act on the basis that the purchaser is a U.S. person, as defined under Regulation D of the Act.

8. On May 17, 2002, the Company issued 1,200,000 shares to Warrack Willson, an officer of the Company, and an officer of the Tri-Con Group, for proceeds of $150,000. These shares were issued pursuant to Section 4(2) of the Act.

9. On May 17, 2002, 500,000 common share purchase warrants were exercised at a price of $0.10 per share and the Company issued 500,000 shares for total proceeds of $50,000. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act.

10. On May 30, 2002, 500,000 common share purchase warrants were exercised at a price of $0.10 per share and the Company issued 500,000 shares for total proceeds of $50,000. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act.


Item  3          Default  Upon  Senior  Securities

The Company is in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $48,026. The Company is attempting to negotiate the issuance of replacement debentures in exchange for the amount of indebtedness owed to the investor. There is no assurance that these negotiations will be successful.


Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during our second quarter ended May 31, 2002.


Item  5          Other  Information

None.


Item  6          Exhibits  and  Reports  on  Form  8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SILVERADO GOLD MINES LTD.

DATE:  July 10, 2002                     /s/ Garry L. Anselmo

                                         G.L. Anselmo
                                         President
                                         Chief Executive Officer
                                         (Principal Executive Officer)
                                         Chief Financial Officer
                                         (Principal Financial Officer)