Form 10QSB
period 2002-08-31
SILVERADO GOLD MINES LTD
filed 2002-10-11
CIK 731727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  August  31,  2002


[__] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  periodto


Commission  File  Number     0-12132
                             -------


                            SILVERADO GOLD MINES LTD.

          (Exact name of small Business Issuer as specified in its charter)

BRITISH  COLUMBIA,  CANADA                    98-0045034
-----------------------------------           ----------
(State  or  other  jurisdiction  of           (IRS  Employer
incorporation  or  organization)              Identification  No.)


Suite  505,  1111  West  Georgia  Street
Vancouver,  British  Columbia
Canada                                        V6E  4M3
----------------------------------------      --------
(Address of principal executive offices)      (Zip  Code)

Issuer's telephone number,
  including area code:                       604-689-1535
                                             ------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 94,001,635 shares of no par value
Common  Stock  outstanding  as  of  Sept  30,  2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2002 are not necessarily indicative of the results that can be expected for the year ending November 30, 2002.

SILVERADO  GOLD  MINES  LTD.
Consolidated  Balance  Sheets
(Expressed  in  United  States  Dollars)


                                        August 31,     November 30,
                                            2002          2001
                                       -------------  -------------
                                        (unaudited)
Assets                                            -              -
Current assets:
 Cash and cash equivalents             $  2,272,187   $     17,093
 Gold inventory                              10,169         11,140
 Accounts receivable (note 3)
 Receivable from related                    109,939          2,876
  party (note 3)                            697,086
                                       -------------  -------------
                                          3,089,381         31,109

Mineral properties (note 2)               1,159,529      1,159,529

Buildings, plant and equipment            2,983,190      2,980,200
  Accumulated depreciation               (2,390,090)    (2,185,947)
                                       -------------  -------------
                                            593,100        794,253
                                       -------------  -------------
                                       $  4,842,010   $  1,984,891
Liabilities and Stockholders'
Deficiency

Current liabilities:
  Bank indebtedness                    $          -   $          -
  Accounts payable and
   accrued liabilities                      868,039        792,395
  Loans payable secured
   by gold inventory                         35,729         35,729
  Mineral claims payable                    285,500        316,500
  Due to related party (note 3)                   -        291,310
  Debentures, current
   portion (note 2)                         140,000        140,000
  Debenture, current
   portion (note 2)                          75,000         75,000
  Debentures, current
   portion (note 2)                         703,572        476,978
                                       -------------  -------------
                                          2,107,840      2,127,912

Debentures (note 2)                       1,121,310      1,705,638



Stockholders' equity:
Common stock:
  Authorized: 100,000,000 common
   shares
  Issued and outstanding:
    August 31, 2002 - 90,391,856 shares;
    November 30, 2001 -
     42,423,988 shares                   52,706,321     47,000,034

Accumulated deficit                     (51,093,461)   (48,848,693)
                                       -------------  -------------

                                          1,612,860     (1,848,659)
                                       -------------  -------------

                                       $  4,842,010   $  1,984,891
                                       -------------  -------------




Continuing  operations  (note  2)
Contingencies  (notes  2  and  5)
Subsequent  events  (note  8)

SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Operations
(Expressed  in  United  States  Dollars)



                                   Nine months     Nine months
                                      ended          ended
                                    August 31,     August 31,
                                       2002          2001
                                    ------------  ------------
                                    (unaudited)   (unaudited)
                                              -             -
Revenue from gold sales             $       971   $     1,786
    Less: mining, processing, and
     development costs                   18,229       122,448
    Pre-production planning and
     engineering costs                  198,477
  Interest and other income
  (note 6)                               74,337             -

                                    ------------  ------------

Loss before the undernoted              141,398       120,662

Other expenses:

  Accounting and audit                   17,335        31,210
  Advertising and Promotion             118,700       100,015
  Consulting Fees                     1,019,168             -
  Depreciation                          204,143       222,873
  General exploration                    82,184        57,866
  Interest on debentures                127,860       163,693
  Legal                                  18,937        29,656
  Loss (gain) on foreign
   exchange                               8,728         2,966
  Management services from
   related party                        147,055       143,928
  Office expenses                       141,193       184,809
  Other interest and
   bank charges                           3,562         1,076
  Transfer agent fees and
   mailing expenses                      12,472        35,614
  Research                              202,034       209,656
                                    ------------  ------------

                                      2,103,371     1,183,362
                                    ------------  ------------

Loss and comprehensive loss
 for the period                     $(2,244,769)  $(1,304,024)
                                    ------------  ------------

Loss per share - basic
 and diluted                        $     (0.04)        (0.04)
Weighted average number
 of common shares outstanding        61,730,463    30,884,175
                                    ------------  ------------


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Operations
(Expressed  in  United  States  Dollars)


                                     Three months  Three months
                                        ended         ended
                                      August 31,     August 31,
                                        2002          2001
                                     ------------  ------------
                                     (unaudited)   (unaudited)
Revenue from gold sales              $         -   $       131
    Less: mining, processing,
    and development costs
Pre-production planning                        -        50,771
and engineering costs                    106,880             -
Interest and other income (note 6)         3,140             -

Loss before the undernoted               103,740        50,640

Other expenses:

  Accounting and audit                     5,442         8,332
  Advertising and Promotion               84,270         7,837
  Consulting Fees                        639,023             -
  Depreciation                            62,244        74,261
  General exploration                     41,989        41,492
  Interest on debentures                  40,235        41,590
  Legal                                    8,922             9
  Loss (gain) on foreign exchange          2,779          (402)
  Management services from
   related party                          48,405        46,594
  Office expenses                         63,329        77,356
  Other interest and bank
   charges                                   570          (762)
  Transfer agent fees and
   mailing expenses                        4,313        13,824
  Research                                96,924        60,405
                                     ------------  ------------

                                       1,098,445       370,594
                                     ------------  ------------

Loss and comprehensive
loss for the period                  $(1,202,185)  $  (421,196)
                                     ------------  ------------

Loss per share - basic and diluted   $     (0.01)        (0.02)
Weighted average number of
common shares outstanding             83,592,612    35,023,478
                                     ------------  ------------


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  Dollars)


                                  Nine months     Nine months
                                     ended          ended
                                   August 31,     August 31,
                                      2002          2001
                                  ------------  ------------
                                  (unaudited)     (unaudited)

Cash provided by (used in):

Operating activities:
  Loss for the period             $(2,244,769)  $(1,304,024)
  Adjustments to reconcile loss
   to net cash used by
   operating activities:
  Depreciation
  Stock based compensation
  Interest on debentures              204,143       220,481
  Write down of fixed                 559,750             -
   assets                             123,802             -
  Realized loss on sale                     -         3,509
   of equipment                             -           832
  Changes in non-cash
   operating working capital:
  Accounts receivable                (107,063)      (19,995)
  Gold inventory                          971         1,740
  Receivable from related party      (697,086)            -
  Accounts payable and
   accrued liabilities:                75,645       (32,041)
  Decrease in mineral claims
   payable                            (31,000)            -
                                  ------------  ------------

                                   (2,115,607)   (1,129,498)
Financing activities:
  Bank indebtedness                         -        (3,007)
  Shares issued for cash            4,665,001       954,183
  Repayment of loans payable                -          (600)
  Share subscriptions received              -        50,000
  Due to related party
  Cash received from                 (291,310)      138,554
   sale of equipment                        -           500
                                  ------------  ------------

                                    4,373,691     1,129,630
Investing activities:
       Purchase of equipment           (2,990)            -


Increase in cash                    2,255,094        10,132
                                  ------------  ------------

Cash, beginning of period              17,093             -
                                  ------------  ------------

Cash, end of the period           $ 2,272,187   $    10,132

Supplementary disclosure with
respect to cash flow (note 5)
                                  ------------  ------------


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  Dollars)


                                              Three months Three months
                                                  ended       ended
                                              August 31,   August 31,
                                                2002         2001
                                            (unaudited)    (unaudited)
                                            --------------  ------------

Cash provided by (used in):

Operating activities:
  Loss for the period                         $(1,202,185)  $(421,196)
  Adjustments to reconcile loss
   to net cash used by
   operating activities:

  Depreciation
  Write down of fixed assets                       62,244      71,889
  Stock based compensation                              -       3,475
  Interest on debentures                          235,833           -
  Realized loss on sale                            38,883           -
   of equipment                                         -         832
Changes in non-cash operating
working capital:
    Accounts receivable                            88,190        (169)
    Gold inventory                                      -         131
    Receivable from related party                (127,240)          -
    Accounts payable and
     accrued liabilities:                         347,245     (72,849)
    Decrease in mineral claims
     payable                                      (21,000)          -
                                               ------------  ----------


                                                 (578,030)   (417,887)
Financing activities:
  Bank indebtedness                                     -           -
  Shares issued for cash                        2,470,000     304,182
  Repayment of loans payable                            -           -
  Share subscriptions received                          -      50,000
  Due to related party
  Cash received from sale                               -      38,699
   of equipment                                         -         500
                                              ------------  ----------

                                                2,470,000     393,381

Increase in cash                                1,891,970     (24,506)
                                              ------------  ----------

Cash, beginning of period                         380,217      34,638

                                              ------------  ----------
Cash, end of the period                       $ 2,272,187   $  10,132

Supplementary disclosure with
 respect to cash flow (note 5)
                                              ------------  ----------


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Stockholders'  Equity  (Deficiency)
(Expressed  in  United  States  Dollars)
Nine  months  ended  August  31,  2002  and  year  ended  November  30,  2001


                                       Number                     Share           Accu-
                                       of common    Share         subscriptions   mulated
                                       shares       Capital       received        deficit      Total
                                     -----------  ------------  -----------  -------------  ------------
Balance, November 30, 2000           30,589,891   $45,669,977   $   20,000   $(47,170,719)  $(1,480,742)
 Year ended November 30, 2001
  Loss for the year                           -             -            -     (1,677,974)   (1,677,974)
  Shares issued:
  On exercise of options for cash       600,000        60,000            -              -        60,000

  On exercise of warrants for cash    5,060,000       498,800            -        498,800

  Shares issued for
   subscriptions received
   in prior year                          4,418        20,000      (20,000)             -             -
  Private placements for cash         4,522,249       470,000            -              -       470,000
  Shares issued in
   lieu of cash
   payments for
   replacement debentures             1,647,430       281,257            -              -       281,257
--------------------------------------------------------------------------------------------------------


                                     11,834,097     1,330,057      (20,000)    (1,677,974)     (367,917)
--------------------------------------------------------------------------------------------------------

Balance, November 30, 2001           42,423,988    47,000,034            -    (48,848,693)   (1,848,659)
    Loss for the period ended
    August 31, 2002                           -             -            -     (2,244,768)   (2,244,768)
    Shares issued:
    On exercise of options
     for cash                         6,900,000       925,000      925,000
    Shares to be issued                                             50,000                       50,000
    On exercise of warrants
     for cash                        16,250,000     1,970,000    1,970,000
    Shares issued for
     consulting fees                  3,266,667       559,750      559,750
    Shares issued for
     subscriptions
     received in
     prior period                                                  (50,000)                     (50,000)
    Private placements for cash      17,250,000     1,770,000                                 1,770,000
    Shares issued in lieu
     of payment for
     debentures                       4,301,201       481,537                                   481,537
--------------------------------------------------------------------------------------------------------


                                     47,967,868     5,706,287            -     (2,244,768)    3,416,519
--------------------------------------------------------------------------------------------------------
Balance, August 31,2002 (unaudited)  90,391,856   $52,706,321   $  275,919   $(51,093,462)  $ 1,612,860
--------------------------------------------------------------------------------------------------------



See  accompanying  notes  to  unaudited  consolidated  financial  statements.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Nine  months  ended  August  31,  2002,  and  August  31,  2001


1.     Basis  of  presentation:

The unaudited consolidated balance sheet and the unaudited consolidated statements of operations, stockholders' equity (deficiency) and cash flows include the accounts of the Company and its wholly-owned subsidiary company. These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. These financial statements comply, in all material respects, with generally accepted accounting principles in Canada.
The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States or Canadian generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at August 31, 2002, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the nine-month periods ended August 31, 2002, and August 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 2001.


2.     Continuing  operations:

At August 31, 2002, the Company has working capital of $981,541 from a working capital deficiency of $2,096,803 at November 30, 2001, primarily as a result of renegotiating the repayment terms of a portion of the $2,000,000 convertible debentures and related interest and the Company securing equity financing for its Nolan Gold Project. The Company is in arrears of required mineral claims and option payments for certain of its mineral properties at August 31, 2002, in the amount of $285,500 and therefore, the Company's rights to these properties with a carrying value of $315,000 may be adversely affected as a result of these non-payments. The Company understands that it has the forbearance of the property owners and is not in default of the agreements in respect of these properties. The unpaid mineral claims and option payments are included in current liabilities at August 31, 2002.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Nine  months  ended  August  31,  2002,  and  August  31,  2001

2.   Continuing  operations  (continued):

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

The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On December 11, 2001, the Company issued 1,628,971 shares at the average market price of $0.10 to the holders of the replacement debenture to satisfy the quarterly payments due November 30, 2001. The value of the transaction consists of $119,244 of principal and $43,653 of interest. On March 11, 2002, the Company issued 1,234,710 shares at the average market price of $0.13 to satisfy the quarterly payments of principal and interest. The value of this transaction totals $160,512 and consists of $119,245 of principal and $41,267 of interest. On June 11, 2002 the Company issued 1,437,520 shares at the average market price of $0.11 to satisfy the

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Nine  months  ended  August  31,  2002,  and  August  31,  2001


2.   Continuing  operations  (continued):

quarterly payments of principal and interest. The transaction totals $158,128 and consists of $119,245 of principal and $38,883 of interest. As at August 31,2002, $1,860,000 plus $524,892 of accrued interest as been exchanged for replacement debentures. Of its aggregate amount $1,824,882, $703,572 is classified as a current liability and $1,121,310 has been classified as non-current. Under the terms of the replacement debenture agreement if the Company's cash flow exceeds $1,000,000 in any quarter then the payments must equal 40% of the Company's cash flow. The Company adjusted its current liability to the debenture holders to reflect the 40% stipulation. Remaining convertible debentures of $140,000, plus accrued interest of $50,826 are in default, however, it is unclear whether they will be exchanged for replacement debentures. In February 1999 the Company issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and is due February 28, 2002. On March 27, 2002 the Company made its annual interest payment of $3,750 to the holder of the debenture.



3.     Related  party  transactions:

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group") All of which are controlled by a director of the Company.

The Tri-Con Mining Group are operations, exploration, and development contractors, and have been employed by the Company under contract since 1972 to carry out all of its fieldwork and to provide administrative and management services. Under its current contract dated January, 1997 work is charged at cost plus 15% for operations and cost plus 25% for exploration and development. Cost includes a 15% charge for office overhead. Services of the directors of the Tri-Con Mining Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Mining Group who are also directors of the Company are not charged. At August 31, 2002, the Company had advanced $776,521 to the Tri-Con Mining Group for exploration, development and administration services to be performed during the current fiscal year on behalf of the Company. The Tri-Con Mining Group's services for the current fiscal year are focusing mainly on the Company's low rank coal water fuel program as well as corporate planning and preparation for year round production on its Nolan property, and administration services at both its field and corporate offices.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Nine  months  ended  August  31,2002,  and  August  31,  2001

3.     Related  party  transactions  (continued):

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:
--------------------------------------------------------------------------------

                                          August 31,   August 31,
                                             2002        2001
-----------------------------------------------------------------------------
Operations and field services             $  10,212   $   9,251
Exploration and development services        237,598      87,253
Administrative and management services      144,819     135,524
Research                                    202,034     209,656
                                          $ 594,663   $ 540,517
-----------------------------------------------------------------------------

Amount of total charges in excess
of Tri-Con costs incurred                 $ 110,147   $  98,833
-----------------------------------------------------------------------------

Excess amount charged as a percentage
 of actual costs incurred                     22.7%       22.4%
-----------------------------------------------------------------------------


4.     Loss  per  share:

Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.


5.   Supplementary  cash  flow  information:

Supplemental  non-cash  investing  and  financing  activities:

------------------------------------------------------------------------------

                                              August 31,   August 31,
                                                 2002        2001
------------------------------------------------------------------------------
Related party advances                       $370,000          -
Debentures                                    357,734     377,525
Interest on debentures                        123,803       3,750
Consulting services                           559,750           -
--------------------------------------------------------------------------------

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Nine  months  ended  August  31,2002,  and  August  31,  2001

6.   Litigation:

On February 8, 2002, the Company settled its litigation with Bundy and Christenson, an association of professional law corporations, for $30,000. The litigation pertained to monies owed for quiet title action on mining property and the enforcement rights under an agreement to purchase mining property.



7.  Interest  and  other  income

On April 4, 2002, the Company purchased a $300,000 one-year term deposit, which pays interest daily at a rate of 1% per annum. At August 31, 2002, the Company had earned $4,130 of interest. The term deposit principal is included in the Company's cash total.
During the nine-months ended August 31, 2002, the Company had settled several of its outstanding accounts payable for less than face value and recorded the difference of $70,715 as forgiveness of debt.

8.     Subsequent  events:

(a) On Sept 1, 2002 the Company entered into a consulting agreement with an individual for corporate planning and business development regarding the Company's fuel technology division. Services will include identification of available financing, assisting in preparation of applications to applicable government agencies for grants and other financial assistance to develop the Company's fuel technology. The Company will, in return, issue an aggregate maximum number of common shares totaling 300,000 over the two years of the agreement with an option to purchase 600,000 shares to February 29, 2004. It is expected that a registration statement on form S8 will be filed to register this agreement.

(b) On Sept 9, 2002, the Company held an extraordinary meeting of the shareholders to increase its authorized capital to 200,000,000 shares. The shareholders approved the increase to the Company's authorized capital and, on Sept 10, 2002, a memorandum was filed on form 8-K to report the increase.

(c) Also subsequent to August 31, 2002, 966,672 shares were issued to the consultants for a portion of their services under the terms of the agreements registered on form S8.

(d) On September 11, 2002, 2,643,107 shares were issued to the replacement debenture holders at the price of $0.28 to satisfy the quarterly payments of principal and interest. The transaction totals $740,070 and consists of the $703,572 of interest and $36,498 of interest.

ITEM  2.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATION.

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

PLAN  OF  OPERATIONS

Silverado Gold Mines Ltd. ("Silverado" or the "Company"), is engaged in the acquisition, exploration and development of mineral properties in the State of Alaska and the development of low-rank coal-water fuel technology as a replacement for oil fired boilers and utility generators. The Company holds interests in four groups of mineral properties in Alaska. The Company's main projects are the Nolan Gold Project, located 175 miles north of Fairbanks, Alaska and exploration and development of the Ester Dome Gold Project, located 10 miles northwest of Fairbanks, Alaska,

The Company's plan of operations for the next twelve months includes its plan to place the Nolan gold project into commercial production. The Company estimates that it will cost in the range of approximately $3,000,000 to place the Nolan gold project into year round gold production. The elements of the Company's plan to place the Nolan gold project into commercial production and the anticipated range of budgeted cost and the projected timetable for each element for the next twelve month period are set forth below:



Description  of  Element     Budget  Cost     Projected  Time  for  Completion
------------------------     ------------     --------------------------------
Acquisition  of  Equipment
for Mining Operations,
including drilling equipment,
front-end  loaders,          $1,300,000     October  2002  to  November  2002
-------------------          ----------     ---------------------------------
Mining  Operations           $2,500,000     November 2002  to  October  2003
-------------------          ----------     ---------------------------------
Acquisition  of  Equipment
for  Processing
of Gold Mined during
Winter of 2002                 $100,000     May  2003
-------------------          ----------     ---------------------------------
Processing  of  Gold
Mined  during Winter
of 2002                        $200,000     June 2003 to August  2003
-------------------          ----------     ---------------------------------


The Company had cash in the amount of $2,272,187 and working capital of $981,541 as at August 31, 2002 and is proceeding with its plan of operations to place the Nolan gold project into commercial production. The Company has begun hiring the necessary geologists, engineers, and staff and is acquiring the equipment necessary to begin production. Surface preparation and construction is in progress at this time. The Company is targeting the commencement of mining to be November 1, 2002. Once completed, mining is planned to proceed through the winter until spring when processing of mined material would commence. Once processing commences, the Company anticipates achieving gold production and sales by the end of June, 2003. The Company will require additional financing in order to achieve the plan of operations for the Nolan gold project. If the Company is not able to achieve this increased level of financing, the Company will scale back expenditures at the Nolan gold project with the objective of ensuring that production can be achieved using available funds.

The Company also plans to proceed with its plan to establish the commercial viability of the low-rank coal-water-fuel technology. In order to commence the tests necessary to establish commercial viability, the Company has applied for a $10,000,000 grant from the U.S. Department of Energy. If this funding is achieved, the Company plans to convert its Grant Mill located on the Ester Dome property into the world's first demonstration facility for producing low rank coal water fuel. The conversion would take approximately one year to complete at an estimated cost of $10,000,000.

The Company currently has sufficient funds to proceed with its plan of operation. The total aggregate amount is $2,272,187. Accordingly, the Company will require additional financing in order to finance its current operations. See the discussion of the Company's cash resources and working capital below under Liquidity and Financial Condition.

TRI-CON  MINING  GROUP

Silverado's exploration and development activities are managed and conducted by an affiliated company, Tri-Con Mining Ltd. ("Tri-Con") pursuant to a written operating agreement. Tri-Con is a privately owned corporation controlled by Garry L. Anselmo, who is President, Chairman, CEO and a Director of Silverado. In addition, Mr. Edward J. Armstrong, president of the Company's subsidiary, Silverado Green Fuel Inc., is the president of Tri-Con Mining Inc. and Tri-Con Mining (Alaska) Inc.

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

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

                                                           August 31, August 31,
                                                                2002      2001
--------------------------------------------------------------------------------
Operations  and  field  services
                                                              $10,212     $9,251
Exploration  and  development  services
                                                              237,598     87,253
Administrative  and  management  services
                                                             144,819     135,524
Research                                                     202,034     209,656

                                                            $594,663    $540,517
--------------------------------------------------------------------------------

Amount of total charges in excess of
 Tri-Con costs incurred                                     $110,147     $98,833

Excess amount charged as a percentage of actual costs          22.7%       22.4%
 incurred

As at August 31, 2002, the Company had prepaid $697,086 to the Tri-Con Group for exploration, development and administration services to be performed on behalf of the Company. The Company anticipates that these prepaid expenses will be applied to expenses incurred to placing the Nolan gold project into production, as outlined above. As at November 30, 2001, the Company owed $291,130 to the Tri-Con Group for exploration, development and administration services performed by the Tri-Con Group during the year ended November 30, 2001. These liabilities were repaid in full during the nine months ended August 31, 2002.

The work to be completed by the Tri-Con Group on behalf of the Company also includes property maintenance, work related to its Department of Energy grant application, and general administration.

RESULTS  OF  OPERATIONS

Nine months ended August 31, 2002 compared to the nine months ended August 31, 2001

Revenues

Revenue from gold sales decreased to $971 for the nine months ended August 31, 2002 from $1,786 for the ended nine months ended August 31, 2001. Revenues in each nine-month period were attributable to sales of existing gold inventory.

The Company anticipates that significant revenues will not be achieved until the Company is able to place the Nolan gold project into production and gold sales are realized from gold produced at the Nolan gold project. The Company is targeting November 1, 2002 as the date for the commencement of mining operations at the Nolan gold project. Processing of material mined during the winter will not commence until late-spring in 2003. Accordingly, the Company anticipates that revenues from gold sales will not be achieved until the third quarter of 2003.

The Company anticipates that revenues from the Company's low-rank-coal-water-fuel business will not be achieved until commercial feasibility of this technology has been established.

Revenues from the Nolan gold project and the low rank coal water fuel business are contingent upon the Company achieving additional financing.

Mining,  processing,  and  development  costs

Mining, processing, and development costs decreased to $18,229 for the nine months ended August 31, 2002 from $122,488 for the nine months ended August 31, 2001, representing a decrease of $104,259. No mining, processing, and development costs were incurred during the three months ended August 31, 2002, compared to $50,771 for the three months ended August 31, 2001. The decreases are reflective of the fact that the Company had minimal mining operations during the nine months ended August 31, 2002.

The Company anticipates these mining, processing, and development costs will increase as the Nolan gold project goes into production.

Pre-production  planning  and  engineering  costs

Pre-production planning and engineering costs were $198,477 for the nine months ended August 31, 2002 and $106,880 for the three months ended August 31, 2002. No pre-production planning and engineering costs were incurred during the corresponding periods ended August 31, 2001. The pre-production planning engineering costs include planning and engineering expenses that relate to preparing the Nolan gold project for year round production. These costs include costs associated with mapping, testing, engineering, and administration.

The Company anticipates that these pre-production planning and engineering costs will decrease once the Nolan gold project goes into production.

Interest  and  other  income

The Company realized interest and other income in the amount of $74,337 for the nine months ended August 31, 2002. Interest income included $4,130 of interest earned from a $300,000 one-year term deposit purchased on April 4, 2002. The term deposit principal is included in the Company's cash balance. During the nine-months ended August 31, 2002, the Company had settled several of its outstanding accounts payable for less than face value and recorded the difference of $70,715 as forgiveness of debt.

Other  Expenses

Other expenses increased to $2,103,371 for the nine months ended August 31, 2002 from $1,183,362 for the nine months ended August 31, 2001. This increase in the amount of $920,009 was primarily due to a $1,019,168 increase in consulting costs. Other expenses for the three-month period ended August 31, 2002 increased to $1,098,445 from $370,594 for the three months ended August 31, 2001. This increase of $727,851 is primarily due to an increase in consulting costs of $639,023, an increase in advertising and promotion costs of $76,433, and an increase in research costs of $36,519

Management services expenses attributable to the activities of the Tri-Con Group increased to $147,055 for the nine months ended August 31, 2002 from $143,928 for the nine months ended August 31, 2001, representing an increase in the amount of $3,127. These expenses represent administrative costs at the Company's corporate and field offices. Management services for the quarter ended August 31, 2002 were $48,405 up from $46,594 for the quarter ended August 31, 2001.

General exploration expenses on the Eagle Creek, Ester Dome, and Nolan properties increased to $82,184 for the nine months ended August 31, 2002 up from $57,866 for the nine months ended August 31, 2001. These expenses include mineral claims costs, assessment work and water rights fees for the purpose of maintaining the rights to these properties. General exploration expenses for the three months ended August 31, 2002 increased to $41,989 from $41,492 for the three months ended August 31, 2001. The Company anticipates that these expenses will continue to increase if the Company is able to achieve additional financing to increase its exploration activities on its mineral properties.

Research activities attributable to the Company's low-rank coal water fuel technology decreased to $202,034 for the nine months ended August 31, 2002 from $209,656 for the nine months ended August 31, 2001, representing a decrease in the amount of $7,622. This decrease is primarily the result of the Company's determination to focus its capital resources on its efforts to put its Nolan gold project into year-round production. Research costs for the three-month period ended August 31, 2002, were $96,924 up from $60,405 for the three-month period ended August 31, 2001. This increase in the three-month period is primarily the result of the Company's focus on timely filing of its application for a $10,000,000 grant from the Department of Energy to complete its demonstration project in Alaska. The announcement of awards for successful grants submitted under the Clean Coal Power Initiative is expected to take place in early January 2003. There is no assurance that the Company's applicable for funding will be successful.

Office expenses decreased to $141,193 for the nine months ended August 31, 2002, from $184,809 for the nine months ended August 31, 2001, representing a decrease in office expenses of $43,616. Office expenses decreased to $63,329 for the three months ended August 31, 2002, from $77,356 for the three months ended August 31, 2001, representing a decrease in office expenses of $14,027. Office expenses relate to the general operations of the Company.

Consulting fees in the amount of $1,019,168 were incurred during the nine months ended August 31, 2002 and $639,023 for the three months ended August 31, 2002. No amounts for consulting fees were incurred during the corresponding periods ended April 30, 2001. Consulting fees relate to consulting agreements for corporate planning, marketing, and business development services. Of the total consulting fees paid during the nine months ended August 31, 2002, $559,750 was satisfied by the issue of shares to certain consultants as consideration for their services. Of the total consulting fees paid during the three months ended August 31, 2002, $235,833 was satisfied by the issue of shares to certain consultants as consideration for their services. The expense attributable to these services has been calculated by using the number of shares issued multiplied by the market price per share as of the issuing date.

Loss



The Company's loss increased to $2,244,769 for the nine months ended August 31, 2002, from $1,304,024 for the nine months ended August 31, 2001, representing an increased loss of $940,745.Loss for the third quarter ended August 31, 2002, increased to $1,202,185 from $421,196 for the third quarter ended August 31, 2001 representing an increased loss of $780,989. These increases in the Company's losses were primarily attributable to increases in consulting costs and increased pre-production planning and engineering costs, as discussed above.

The Company anticipates that it will continue to incur a loss until such time as the Company can achieve significant revenues from its Nolan gold project.


LIQUIDITY  AND  FINANCIAL  CONDITION

Cash  and  Working  Capital

The Company had cash and cash equivalents of $2,272,187 as at August 31, 2002 compared to cash and cash equivalents of $17,093 as at November 30, 2001. The Company had working capital of $981,541 as at August 31, 2002 compared to a working capital deficiency of $2,096,803 as at November 30, 2001. The increase in the Company's cash and working capital position was primarily the result of equity financings completed during the nine months ended August 31, 2002, as discussed below.

Cash  Used  in  Operating  Activities

Cash used in operating activities increased to $2,115,607 for the nine months ended August 31, 2002, compared to $1,129,498 for the nine months ended August 31, 2001. The increase in cash used in operating activities in the amount of $986,109 was primarily attributable to an increase in the advances to the Tri-Con Group in the amount of $697,086. and an increase in accounts payable and accrued liabilities in the amount of $75,645. This increase in advances to the Tri-Con Group is due primarily to current and ongoing work on the Nolan gold project in anticipation of placing the Nolan gold project into production. The Company funded the net cash outflow from operating activities of $2,115,607, primarily through equity sales of its common shares.

In December, 2001, the Company paid its balance owed to the Tri-Con Group in the amount of $291,310. Between December 1, 2001, and August 31, 2002, the Company advanced to the Tri-Con Group $776,521 for Nolan pre-production engineering costs, property maintenance, as well all current and ongoing work necessary to commercialize its low-rank coal water fuel technology.



Cash  Provided  by  Financing  Activities

Cash provided by financing activities increased to $4,373,691 for the nine months ended August 31, 2002, compared to $1,129,630 for the nine months ended August 31, 2001. Of the cash provided by financing activities, a total of $4,665,001 was provided by private placement equity financings of the Company's common shares and share purchase warrants. Cash provided by financing activities was reduced by an amount of $291,310 on account of the reduction of the liability payable to the Tri-Con Group. Accordingly, the Company financed its operating activities during the nine months ended August 31, 2002 primarily through equity issuances of its common shares.

Convertible  Debentures

On March 1, 2001, the Company completed negotiations to restructure its $2,000,000 convertible debentures. The Company issued replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001. The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. The Company has to date not been in a position to make cash payment of any amount on account of the replacement debentures. Accordingly, the Company has completed the following issuances of shares in satisfaction of amounts of principal and interest due under the replacement debentures during the current fiscal year:

(a) On December 11, 2001, the Company issued 1,628,971 shares at the average market price of $0.10 per share to the holders of the replacement debenture to satisfy the quarterly payments due November 30, 2001. The value of the transaction consists of $119,244 of principal and $43,653 of interest.

(b) On March 11, 2002, the Company issued 1,234,710 shares at the average market price of $0.13 per share to satisfy the quarterly payments of principal and interest due February 28, 2002. The value of this transaction totals $160,512 and consists of $119,245 of principal and $41,267 of interest.

(c) On June 11, 2002, the Company issued 1,437,520 shares at the average market price of $0.11per share to satisfy the quarterly payments of principal and interest due May 31, 2002. The value of this transaction totals $158,128 and consists of $119,245 of principal and $38,883 of interest.

As at August 31, 2002, the amount of the replacement debentures outstanding is $1,824,882. Of this amount $1,824,882, $703,572 is classified as a current liability and $1,121,310 has been classified as non-current.

Under the terms of the replacement debenture agreement, if the Company's cash flow exceeds $1,000,000 in any quarter than the payments must equal 40% of the Company's cash flow. The Company adjusted its current liability to the debenture holders to reflect the 40% stipulation.

Remaining convertible debentures of $140,000, plus accrued interest of $50,826 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

The Company is also in arrears of required mineral property claims and option payments of $285,500 and therefore the rights to these properties with a carrying value of $315,000 may be adversely affected. The Company understands that it has the forbearance of the property owners and is not in default of the agreements in respect of these properties. The unpaid mineral claims and option payments are included in current liabilities at August 31, 2002.

Future  Financings

The Company is pursuing negotiations for lease financing to enable the Company to finance the purchase of approximately $1,300,000 of equipment required for mining operations at the Nolan gold project. The objective of the lease financing would be to reduce the amount of up-front capital payment required to be made by the Company to acquire the necessary equipment. There is no assurance that this financing will be completed.

The Company also anticipates continuing to rely on equity sales of its common shares in order to continue to fund its business operations. Issuances of additional shares will result in dilution to existing shareholders of the Company. In addition, the Company has applied to obtain a grant of $10,000,000 in order to proceed with establishing the commercial viability of the Company's low rank coal water fuel business. There is no assurance that the Company will achieve any of additional sales of its equity securities or arrange for debt or other financing for its planned business expansion.

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

ITEM  3.     Controls  and  Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Garry Anselmo, the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.



                           PART II - OTHER INFORMATION

ITEM  1.          Legal  Proceedings

The Company currently is not a party to any material legal proceedings and, to the Company's knowledge; no such proceedings are threatened or contemplated.


ITEM  2.          Changes  in  Securities  and  Use  of  Proceeds.

The Company completed the following unregistered sales of its securities during the three months ended August 31, 2002:

1. On June 5, 2002, 1,000,000 common share purchase warrants were exercised at a price of $0.10 per share and the Company issued 1,000,000 common shares from the treasury for proceeds of $100,000. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each investor is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

2. On June 5, 2002, 1,000,000 common share purchase warrants were exercised at a price of $0.10 per share and the Company issued 1,000,000 common shares from the treasury for proceeds of $100,000. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each investor is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

3. On June 11, 2002, the Company issued 1,437,520 shares at the average market price of $0.11 per share to the debenture holders to satisfy the quarterly payments of principal and interest due under the replacement debentures of May 31, 2002. These payments totaled $158,128 and consisted of payment of principal in the amount of $119,245 and interest in the amount of $38,883. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

4. On June 24, 2002, the Company completed a private placement, with one investor, of 2,000,000 units at a price of $0.15 per unit for total proceeds of $300,000. Each unit consists of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.20 until December 24, 2002. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

5. On June 24, 2002, the Company completed a private placement, with one investor, of 2,000,000 units at a price of $0.15 per unit for total proceeds of $300,000. Each unit consists of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.20 until December 24, 2002. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

6. On July 14, 2002, the Company completed a private placement, with one investor, of 250,000 units at a price of $0.26 per unit for total proceeds of $65,000. Each unit consists of one common share and one-half common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.35 until January 10, 2003. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation D of the Act on the basis that each purchaser is U.S. person, as defined under Regulation D of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

7. On July 16, 2002, the Company completed a private placement, with one investor, of 1,200,000 units at a price of $0.30 per unit for total proceeds of $360,000. Each unit consists of one common share and one and one-half of a common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.35 until September 15, 2002. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

8. On July 19, 2002 1,000,000 common share purchase warrants were exercised at a price of $0.20 per share and the Company issued 1,000,000 common shares from the treasury for proceeds of $200,000. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each investor is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

9. On July 19, 2002 1,000,000 common share purchase warrants were exercised at a price of $0.20 per share and the Company issued 1,000,000 common shares from the treasury for proceeds of $200,000. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each investor is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

10. On July 23, 2002, 1,800,000 common share purchase warrants were exercised at a price of $0.35 per share and the Company issued 1,800,000 common shares from the treasury for proceeds of $630,000. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each investor is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

11. On July 25, 2002, 500,000 common share purchase warrants were exercised at a price of $0.10 per share and the Company issued 500,000 shares for total proceeds of $50,000. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

12. On August 1, 2002, 1,000,000 common share purchase warrants were exercised at a price of $0.10 per share and the Company issued 1,000,000 shares for total proceeds of $100,000. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation D of the Act on the basis that each purchaser is a U.S. person, as defined under Regulation D of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

13. On August 8, 2002, 650,000 common share purchase warrants were exercised at a price of $0.10 per share and the Company issued 650,000 shares for total proceeds of $65,000. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.


Item  3.          Default  Upon  Senior  Securities

The Company is in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $50,826. The Company is attempting to negotiate the issuance of replacement debentures in exchange for the amount of indebtedness owed to the investor. There is no assurance that these negotiations will be successful.


Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during our second quarter ended August 31, 2002.

The shareholders of the Company have approved the increase to the Company's authorized capital to 200,000,000 common shares without par value at the Company's extraordinary meeting of shareholders held on September 9, 2002. The increase to the authorized capital was effective as of September 10, 2002 upon the filing of an amendment to the Company's Memorandum with the British Columbia Registrar of Companies. A copy of the Company's amended Memorandum was attached to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2002.


Item  5.          Other  Information

None.

Item  6.          Exhibits  and  Reports  on  Form  8-K



EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K




Exhibit
Number         Description of Exhibit
------         ----------------------

99.1           Certification  of  Chief  Executive  Officer  and Chief Financial
               Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)


 (1)           Filed  as  an  Exhibit  to  this  Quarterly Report on Form 10-QSB



REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended August 31, 2002.

The  following  reports  on  Form  8-K  have  been  filed since August 31, 2002.

                     Date of Filing
Date of Form 8-K     with the SEC            Description  of  the  Form  8-K
--------------------------------------------------------------------------------
September  9,  2002  September 12, 2002      Disclosure  of  the increase to the
                                             Company's  authorized  capital  to
                                             200,000,000  common  shares without
                                             par  value  at  the  Company's
                                             extraordinary  meeting  of
                                             shareholders  held  on September 9,
                                             2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO  GOLD  MINES  LTD.

Date:     October  9,  2002


By:  /s/ GARRY  L.  ANSELMO
     -------------------------
     GARRY  L.  ANSELMO
     CHIEF  EXECUTIVE  OFFICER,
     PRESIDENT,  CHIEF  FINANCIAL  OFFICER
     AND  DIRECTOR

                                 CERTIFICATIONS

I,  GARRY  L.  ANSELMO,  certify  that;

1. I have reviewed this quarterly report on Form10-QSB of Silverado Gold Mines Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   October  9,  2002          /s/ GARRY  L.  ANSELMO
                                   ___________________________________
                                   (Signature)
                                   Chief  Executive  Officer
                                   and  Chief  Financial  Officer
                                   ___________________________________
                                   (Title)