Form 10-K
period 2002-11-30
SILVERADO GOLD MINES LTD
filed 2003-02-28
CIK 731727

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark  One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For  the  fiscal  year  ended  NOVEMBER  30,  2002

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER:     0-12132
                              -------

                            SILVERADO GOLD MINES LTD.
                            -------------------------
                 (Name of small business issuer in its charter)

British  Columbia,  Canada                    98-0045034
--------------------------                    ----------
(State  or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification  No.)


Suite  505,  1111  West  Georgia  Street
Vancouver,  British  Columbia,  Canada        V6E  4M3
--------------------------------------------  ----------
(Address  of  principal  executive  offices)  (Zip Code)


(604)  689-1535
---------------------------

Issuer's  telephone  number



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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year  $991

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $22,774,326 as of February 11, 2003 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 106,616,697 Common Shares as of February 11, 2003

Transitional  Small Business Disclosure Format (check one): Yes  [   ]   No  [X]

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

FORWARD-LOOKING  STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Silverado's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Silverado files with the SEC. These factors may cause Silverado's actual results to differ materially from any forward-looking statement. Silverado disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

INTRODUCTION

Silverado Gold Mines Ltd. ("Silverado" or "the Company") is engaged in the acquisition, exploration and development of mineral properties in the State of Alaska. Silverado is currently actively engaged in mining and development activities at its Nolan Gold Project. The Company's plan of operations is to commence gold extraction in the summer of 2003 from ore that is currently being mined. The Company also plans to conduct further exploration of its Nolan properties in 2003. The Company is also seeking financing to enable it to proceed with the construction of a commercial test facility to establish the viability of the production of low-rank coal-water fuel as a replacement for oil fired boilers and utility generators.

CORPORATE  ORGANIZATION

Silverado was incorporated under the laws of British Columbia, Canada, in June 1963. Silverado operates in the United States through its wholly owned subsidiary, Silverado Green Fuel Inc. (formerly Silverado Gold Mines Inc.). Silverado Green Fuel Inc. was incorporated in the State of Alaska in 1981.

Silverado's exploration and development activities are managed and conducted by affiliated companies, Tri-Con Mining Ltd. ("Tri-Con"), Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. pursuant to written operating agreements. Each of Tri-Con, Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. are privately owned corporations controlled by Garry L. Anselmo, who is the president, chief executive officer, chief financial officer, chairman and a director of Silverado. See Item 12 - Certain Relationships and Related Transactions.


MINERAL  EXPLORATION  AND  DEVELOPMENT  BUSINESS

The Company holds interests in five groups of mineral properties in Alaska. Silverado's main project is currently the development and mining of its Nolan mineral properties, located 175 miles north of Fairbanks, Alaska. This project is referred to by the Company as the Nolan Gold Project. The Company also holds interests in the following groups of mineral properties that are at various stages of exploration:

1. the Ester Dome Gold properties, located 10 miles northwest of Fairbanks, Alaska;
2. the Marshall Dome properties, located approximately 20 miles north of Fairbanks, Alaska;

3.   the Hammond properties, located about 280 miles north of Fairbanks, Alaska;
     and
4. the Eagle Creek properties, located approximately 10 miles north of Fairbanks, Alaska.

The Company's plan of operations for these mineral properties is discussed below:

1.     The  Nolan  Gold  Project

The Company's primary area of exploration and development interest is the Nolan Gold Project. The properties comprising the Nolan Gold Project are discussed in detail under Item 2 - Description of Properties of this Form 10-KSB Annual Report.

The Company's plan of operation is to continue to develop and mine its Nolan properties, with production targeted specifically for the Nolan Deep Channel areas. The Company received an engineer's report in the summer of 2002 that outlined a three year plan to develop and mine the Nolan Deep Channel area. The Company determined to proceed with this plan and is currently undertaking the necessary development work that will enable it to start processing gold in the summer of 2003. Revenues are expected to be achieved from the Nolan Gold Project by mid-summer of 2003.

The Company began its mobilization for mining of the Nolan Deep Channel in September 2002. The Company acquired mining equipment with a value in excess of $1,700,000, by both purchase and lease, that was necessary to begin operations. The mining equipment includes two mini-bore jumbo drills, three DUX underground haulage trucks, Caterpillar tractor/dozer, grader and front end loader equipment, two underground loaders and various compressor, lightplant, generator and utility equipment. The Nolan Mining camp was upgraded in order that mining operations could resume. The upgrading efforts included the purchase and installation of a ten-room housing unit, the construction of an engineering office, the upgrade of laboratory facilities and the installation of communications facilities.

The Company completed preparation of the infrastructure necessary for the commencement of underground mining in the fall of 2002. This infrastructure included the following:

(a)  the  upgrade  and  construction  of  3,000  feet  of  haulage  road;

(b) the construction of portals A, B and C, as required for the commencement of construction of the A, B and C decline tunnels;

(c)  the  construction  of  an  ore  storage  pad;

(d)  the  commencement  of  construction  of  settling  ponds and holding ponds;

(e)  the  construction  of  a  pad  for  the  location  of  the  wash  plant;

(f)  the  installation  of  culverts  for  creek control and roadway protection.

The Company began construction of the decline tunnels necessary for accessing the Nolan Deep Channel in the third week of October, 2002. The decline tunnels are the underground tunnels that start at portals at the surface and tunnel downwards to the targeted ore body in the Nolan Deep Channel. Work has been carried on continuously with two ten hour shifts working seven days per week. By the end of November, 2002, the "B" decline tunnel had progressed to the edge of the Nolan Deep Channel at a slope distance of 263 feet and about 90 feet vertical below the surface of the Nolan Creek. By the end of January 2003, the "B" tunnel decline had been actively developed and continued within the Nolan Deep Channel. After intercepting the Nolan Deep Channel, tunnels were turned upstream, advancing 426 feet upstream along the Nolan Deep Channel, and downstream, advancing a distance of 500 feet along the Nolan Deep Channel. The "C" tunnel decline has progressed a total slope distance of 475 feet and has intercepted the Nolan Deep Channel on the west side, approximately 8 feet above the projected depth of the bedrock. Both the "C" and "B" workings have water flows and seepage that require continual pumping. Mine water is collected in underground sumps and pumped to the surface as required. The "A" tunnel decline was commenced by the Company in the fall of 2002, but was subsequently placed on hold due to frequent encounters with groundwater, which subsequently caused thawing of the frozen ground and created the potential of unstable working conditions. As at the end of January 2003, work on the "A" tunnel decline continued to be on hold due to the presence of water and is not expected to be active for the remainder of this mining season.

A total of approximately 8,500 bank cubic yards of development material has been blasted and removed from the tunnels since mining began in the fall of 2002. This material is now stored on the surface. Of this material, approximately 7,000 bank cubic yards is gold bearing and has been placed on the ore stockpile to be processed in the summer months.

The Company's plans for the remainder of the winter mining season at the Nolan Deep Channel are as follows:

(a) To continue advancement of the "B" south development heading in order to connect with the "C" north development heading.

(b) To continue advancement of the "C" north development heading in order to connect with the "B" south development heading.

(c) Once the "B" tunnel and the "C" tunnel developments have connected, to proceed with systematic stope mining of the entire length of the Nolan Deep Channel between the "B" and "C" tunnel portals. The Company believes it has the potential to mine approximately 1,500 feet of channel length during this winter season.

(d) To finalize the selection and the construction of the wash plant and gold recovery systems that will be required to process gold during the summer months.

(e) To outline a further drilling program on the Nolan property to be commenced in late spring of 2003.

(f) To commence the processing of the mined ore stockpile for recovery of gold in early June 2003.

(g) To complete the recovery of gold from the mined ore stockpile by late July 2003.

(h)  To  continue  reclamation  activities.

(i) To recommence underground development and mining activities in September 2003 to continue until the end of Spring 2004.

The  Company's  plan  to  complete these programs in accordance with its planned schedule is subject to weather conditions. Under normal weather conditions, winter mining operations should be able to carry on through March 2003, or even later. However, the Winter of 2002 - 2003 has thus far been one of the warmest winters in modern recorded history for interior Alaska. Since subsurface temperatures within the workings are a constant 28 degrees F, all ventilation air pumped into the mines must be less than that temperature in order that thawing and ground instability does not occur. An unusually early spring or extended warm periods during the remaining winter months could cause delays in schedules or modification of mining plans.

On September 1, 2002 the Company retained a professional engineer to act as project manager for both its mining and exploration activities during 2003. The Company plans to retain an independent engineer to confirm and ratify the Company's methods and procedures for gold extraction during the summer gold recovery phase, and to assess the targeting and drilling of drill holes to be completed during the drilling program planned for 2003.

Exploration  Program  Planned  for  Nolan  during  2003

Beginning in the spring of 2003, and after the melt-water runoff has occurred; the Company will commence additional exploration and development activities at the Nolan project. The focus of exploration will be to further define gold reserves and gold resources in order to provide a basis for the assessment of the feasibility of future additional mining at the Nolan project.

While final plans and associated budgeting are not presently finalized, corporate directives are to implement and achieve the following. Project staff is developing proposed plans for corporate review and approval.

a. Improved definition and delineation of gold reserves in the Phase One Deep Channel Project.
b. Further definition and delineation of gold reserves and resources contained in the Phase Two Deep Channel Project.
c. Further definition of surface mineable gold reserve and gold resource areas of the property.
d. Continued investigation for gold lode sources of the placer gold nuggets at Nolan areas.

Completing  this  exploration  program  will  include  the  following.

a.   Hiring  of  exploration  geologists  and  drill  technicians.
b.   Hiring  laboratory  technicians.
c.   Retrofit  and  laboratory  upgrades.
d. Oversight by an independent Professional Mining Engineer or Certified Geologist.
e.   Contract  drilling  services.
f.   Outside  laboratory  analysis,  particularly  for  lode  gold.
g.   In-house  and  external  review  of results, including feasibility studies.

The facilities and infrastructure at Nolan are capable of supporting this project with a minimum of expansion. The primary expenses will be labor and contract costs, including transportation, and on site support.

2.     Ester  Dome  Property

The properties comprising the Ester Dome gold project are discussed in detail under Item 2 - Description of Properties of this Form 10-KSB Annual Report. The Company currently is not undertaking any exploration activities on the Ester Dome Gold Project.

The Company plans to convert the Grant mine mill located on the Ester Dome properties into a research and development facility for the low-rank coal-water fuel business, as discussed below.

3.     Marshall  Dome  Property

The properties comprising the Marshall Dome Property are discussed in detail under Item 2 - Description of Properties of this Form 10-KSB Annual Report. The Company currently is not undertaking any exploration activities on the Marshall Dome Property due to the Company's determination to focus its resources on the Nolan Gold Project.

4.     Hammond  Property

The  properties  comprising  the  Hammond property are discussed in detail under
Item 2 - Description of Properties of this Form 10-KSB Annual Report. The Company, as at November 30, 2002, was not undertaking any exploration activities on the Hammond property. However, subsequent to November 30, 2002, the Company has announced plans to resume exploration drilling on the Hammond Gold Property. This property is also referred to as the "Slisco Bench" property.

5.     Eagle  Creek  Property

The properties comprising the Eagle Creek property are discussed in detail under
Item  2  -  Description  of  Properties  of this Form 10-KSB Annual Report.  The
Company is not currently undertaking any exploration activities on the Eagle Creek property.


GOLD  USES  AND  PRICES

Gold has two main categories of use--product fabrication and bullion investment. Gold has a variety of end uses, including jewellery, electronics, dentistry, industrial and decorative uses, medals, medallions and official coins. Gold investors buy gold bullion, official coins and high-karat jewellery.

The worldwide supply of gold consists of a combination of new production from mining and the draw-down of existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and private individuals. In recent years, mine production has accounted for 60% to 65% of the total annual supply of gold.

The following table presents the annual high, low and average afternoon fixing prices over the past ten years, expressed in U.S. dollars, for gold per ounce on the London Bullion Market.


--------------------------------------------------------------

          Yearly Low       Yearly              Average
          Price of Gold    High Price of Gold  Price of Gold
 Year     (US$ per ounce)  (US$ per ounce)     (US$ per ounce)
--------------------------------------------------------------

1992              330.25            359.60          343.82
--------------------------------------------------------------


1993              326.10            405.60          359.77
--------------------------------------------------------------


1994              369.65            396.25          384.00
--------------------------------------------------------------


1995              372.40            395.55          383.79
--------------------------------------------------------------


1996              367.40            414.80          387.81
--------------------------------------------------------------


1997              283.00            362.15          331.02
--------------------------------------------------------------


1998              273.40            313.15          294.24
--------------------------------------------------------------


1999              252.80            325.50          278.98
--------------------------------------------------------------


2000              263.80            312.70          279.11
--------------------------------------------------------------


2001              256.25            293.25          271.04
--------------------------------------------------------------


2002              277.75            349.30          309.73
--------------------------------------------------------------



Source  of  Data:  Kitco.com.

On February 19, 2003, the spot market price of gold on the New York Commodity Exchange was $351.80 per ounce.

The price of gold is affected by numerous factors that are beyond the Company's control. See Risks Factors below.

LOW-RANK  COAL-WATER  FUEL  BUSINESS

The Company commenced development of a low-rank coal-water fuel business in 2000. The Company's determination to enter into this business was based on a decision to broaden the Company's business beyond mineral exploration and production. This aspect of the Company's business is still in the start-up phase of operations and no revenues have been achieved to date. The Company anticipates that revenues from this technology will not be achieved until commercialization of the technology has been established.

The Company entered the fuel sector in 2000 by forming a new "Fuel Technology" division which operates out of Fairbanks, Alaska. This division of the Company's business is operated by the Company's wholly owned subsidiary, Silverado Green Fuel Inc. (formerly Silverado Gold Mines Inc.), under the supervision of Dr. Warrack Willson, vice-president of Fuel Technology. The fuel product is called Low-Rank Coal-Water fuel. It is an economically and environmentally friendly alternative to crude oil. The fuel is used in utility generators for producing electricity and in industrial boilers. It is a non-toxic, non-hazardous, and non-flammable substance, which is injected under pressure and burned in power plants and results in lower emissions. This fuel is produced by coal being crushed and ground to a fine state and then treated with a high-pressure hot water process. Water is then removed from the coal and then when cool, the micro-pores of the coal particle are sealed. This limits moisture absorption. This results in an increase in the energy content of the coal particles, which are then re-mixed with water. When the particles are fired under pressure injection, the particles burn with a hot stable flame that allows for rapid ignition and complete carbon burn-out. The Company believes that demand for the low-rank coal-water fuel technology exists because of the high cost of crude oil and the desire for economical alternatives to crude oil that are environmentally friendly.

The Company's objective is to establish the commercial viability of the low-rank-coal-water fuel technology by adapting its Grant Mill located on the Ester Dome property into a demonstration facility for producing low-rank coal-water fuel. This conversion is estimated to take approximately one year to complete at an estimated cost of $10,000,000. In order to achieve the financing necessary to proceed with the construction of this demonstration facility, the Company applied to the United States Department of Energy for a grant of $10,000,000 under the Clean Coal Power Initiative in on July 30, 2002. The Company's application was not selected by the Department of Energy in the first phase of grant awards that were announced in January 2003. The Company plans to continue in its attempt to obtain a grant of $10,000,000 and intends to re-submit its application to the Department of Energy in September 2003 for the second phase of grant awards. There is no assurance that the Company's application will be approved by the Department of Energy. There is also no assurance that the Company will be able to achieve any financing, such as financing from sales of its equity securities or from debt, which would enable it to finance the low-rank coal-water fuel demonstration facility. If a grant is received from the Department of Energy, the grant would be repayable and the terms would be arranged after the grant application receives approval. Any funds received pursuant to a grant would not be received until the Company's next fiscal year, at the earliest.

The Company has ceased negotiations with officials from the government of Malaysia to build a commercial low-rank coal-water fuel facility. The initial plan was to have Malaysia finance the development, with the Company to receive a mark-up on the facilities built and an ongoing royalty on all fuel sold. However, changes in political conditions in Malaysia as well as the Company's focus on its Alaska projects have forced the Company to cease its interest in this market at this time.

From time to time as conditions or funds warrant, the Company may re-evaluate its development programs in response to changing economic or environmental conditions. Such re-evaluation may result in the Company either changing its development priorities or allowing certain properties or portions thereof to lapse. Such a re-evaluation may cause the Company not to pursue the commercialization of the low-rank coal-water fuel technology or the construction of a demonstration facility.

GOVERNMENT  REGULATION

The Nolan Gold Project is comprised of non-patented federal mining claims located on federal land managed by the U.S. Bureau of Land Management. A permit is approved and in effect under a 2000-2005 plan of operations for mining activity. Permit applications are submitted under a tri-agency application, and are reviewed by agencies of the State of Alaska government, including the Department of Natural Resources, the Department of Environmental Conservation, and Fish and Game. A reclamation bond is posted annually in an amount required by the State of Alaska for each acre of proposed disturbance exceeding reclaimed acreage in a permit period. The Company has presently posted the appropriate bonding, and as a matter of company policy, endeavours to reclaim disturbed areas to equal or exceed any new disturbance. The current reclamation bond is approximately $20,800, of which $8,700 is refundable.

In addition to the federal permit, the Company also holds U.S. Environmental Protection Agency water discharge permits for wastewater discharges, which must be monitored and in compliance with EPA permit conditions for turbidity, suspended solids, and heavy metals. Discharge Monitoring reports are submitted annually to the EPA. Nolan Creek is one of two waterways in the State of Alaska classified as primary industrial usage.

The U.S. Army Corps of Engineers also reviews permit applications for wetland determinations. The Nolan Deep Channel Project is not located in wetlands, although the Company reports annually to the ACOE on activities.

The mining operation is regulated by Mine Safety Health Administration (MSHA). MSHA inspectors periodically visit the project to monitor health and safety for the workers, and to inspect equipment and installations for code requirements. All workers have completed MSHA safety training, and are refreshed annually before employment on the project. A safety officer for the project is also on site.

Other  regulatory  requirements  monitor  the  following:

a.     Explosives  and  explosives  handling.
b.     Use  and  occupancy  of  site  structures  associated  with  mining.
c.     Hazardous  materials  and  waste  disposal.
d.     State  Historic  site  preservation.
e.     Archaeological  and  paleontological  finds  associated  with  mining.
f.     Transportation  and  storage  of  hazardous  materials.

COMPETITION

The Company is a mineral resource exploration and development company. The Company competes with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom the Company competes have greater financial and technical resources than the Company. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on the Company's ability to finance further exploration and to achieve the financing necessary for it to develop its mineral properties.

EMPLOYEES

The Company does not have any employees. The Company's operating and administrative activities are carried out through the Company's agreement with the Tri-Con Mining Group. See Item 12 - Certain Relationships and Related Transactions.

RESEARCH  AND  DEVELOPMENT  EXPENDITURES

The Company has spent the following amounts on research and development activities during the past two fiscal years:

                         November  30,  2001         November  30,  2000
                         to  November  30,  2002     to  November  30, 2001
                         -----------------------     ----------------------
Research and Development
Expenditures:                    $256,954                   $277,395

Research and development activities were primarily attributable to the pursuit of the development of the Company's low-rank coal water fuel business. During 2002, the majority of the research and development costs attributable to the low-rank coal-water fuel technology related to the preparation and presentation of the Company's application for a $10,000,000 grant to the Department of Energy.

RISK  FACTORS

Silverado faces risks in completing its exploration and development plans and achieving revenues. The following risks are material risks that Silverado faces. Silverado also faces the risks identified elsewhere in this Annual Report, including those risks identified under Item 1 - Description of Business and Item 6 - Management Discussion and Analysis or Plan of Operation. If any of these risks occur, Silverado's business, its ability to achieve revenues, its ability to produce gold, its operating results and its financial condition could be seriously harmed.

If Silverado is unable to achieve predicted gold recoveries from its Nolan Gold Project, then its financial condition and its revenues will be adversely affected.

Silverado is currently undertaking the development and the mining of the Nolan Gold Project. The Company has undertaken substantial development activities to date and is presently mining ore from the Nolan Deep Channel. This ore is being stockpiled for gold recovery to commence in the summer of 2003. The Company's determination to proceed with the mining of the Nolan Deep Channel is predicated upon geological exploration which predicted a certain recovery rate of gold per volume of ore recovered. If the ore that Silverado has mined does not contain the concentration of gold predicted by geological exploration, then its revenues from the current mining activity on the Nolan Gold Project will be less than anticipated. If revenues are less than anticipated, then Silverado's ability to continue operations of the Nolan Gold Project, to continue further exploration activities on its other mineral properties and its ability to raise financing for further development may be adversely impacted.

If Silverado does not obtain new financings, the amount of funds available to Silverado to pursue development of the Nolan Gold Project and to further exploration of its mineral properties will be reduced.

Silverado has relied on recent private placement financings in order to fund a development of the Nolan Gold Project and its exploration activities. Silverado will continue to require additional financing to complete its plan of operations to achieve gold production and to carry out its exploration programs on its other mineral properties. While Silverado's financing requirements may be reduced when gold production is achieved, the inability of Silverado to raise additional funds through financings will reduce the available funds for the development and mining of the Nolan Gold Project and for additional exploration activities, with the result that Silverado's plan of operations may be adversely affected and potential revenues reduced or delayed.

If the price of gold declines, Silverado's financial condition and ability to obtain future financings will be impaired.

Silverado's business is extremely dependent on the price of gold. Silverado's revenues for the current fiscal year are dependent on the price of gold. If gold prices decline prior to the production and sale of gold from the Nolan Gold Project, then its revenues and financial condition will be adversely impacted. Silverado has not undertaken any hedging transactions in order to protect itself from a decline in the price of gold. A decline in the price of gold may also decrease the ability of Silverado to obtain future financings to fund its planned development and exploration programs.

The price of gold is affected by numerous factors, all of which are beyond Silverado's control. Factors that tend to cause the price of gold to decrease include the following:

(a)  Sales  of  leasing  of  gold  by  governments  and  central  banks;

(b)  A  low  rate  of  inflation  and  a  strong  US  dollar;

(c)  Speculative  trading;

(d) Decreased demand of gold for industrial uses, including use in jewellery and investment;

(e)  High  supply  of  gold  from  production, disinvestment, scrap and hedging;

(f) Sales by gold producers and foreign transactions and other hedging transactions;

(g) Devaluing local currencies (relative to gold price in US dollars) leading to lower production costs and higher production in certain major gold producing regions.

If costs of production at the Nolan Gold Project are higher than anticipated, then the Company's profitability will be adversely affected.

The Company has proceeded with the Nolan Gold Project on the basis of estimated capital and operating costs. If capital and operating costs are greater than anticipated, then the profitability of the production at the Nolan Gold Project will be adversely affected. This reduced profitability will cause the Company to have less funds for other expenses, such as administrative and overhead expenses and exploration of its other mineral properties and further development of the Nolan Gold Project.

The  Company's  estimates  of  proven  and  probable  reserves  are  uncertain.

Estimates of proven and probable reserves are subject to considerable uncertainty. These estimates of proven and probable reserves include the estimates contained in this Annual Report. Such estimates are arrived at using standard acceptable geological techniques, and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Geologists use feasibility studies to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that the Company's reported proven and probable reserves reflect actual quantities of gold that can be economically processed and mined by the Company.

If Silverado experiences mining accidents or other adverse events at its Nolan Gold Project, then its financial condition and profitability could be adversely affected.

The Company's mining operations at the Nolan Gold Project are subject to adverse operating conditions. Mining accidents or other adverse incidents, such as cave-ins or flooding, could affect the Company's ability to continue development and production of the Nolan Gold Project. A particular concern at the Nolan Gold Project is warm temperatures that can reduce the winter season during which the Company can conduct underground mining activities. The occurrence of any of these events could cause a delay in production of gold or could reduce the amount of gold that the Company is able to produce, with the result that its ability to achieve revenues and to sustain operations would be adversely impacted. Mining accidents or other adverse events could also result in an adverse environmental impact to the land on which the Company's operations are located with the result that the Company may become subject to the liabilities for environmental clean up and remediation.

If Silverado is the subject of increased environmental laws and regulation, its operating expenses may increase.

The Company's development and production operations are regulated by both US Federal and State of Alaska environmental laws that relate to the protection air and water quality, hazardous waste management and mine reclamation. These regulations impose operating costs on Silverado. If the regulatory environment for Silverado's operations changes in a manner that increases costs of compliance and reclamation, Silverado's operating expenses will be increased and its financial condition adversely affected.

As Silverado is currently not earning revenues and has a working capital deficit, there is a doubt as to Silverado's ability to continue as a going concern.

Silverado's financial statements included with this Annual Report have been prepared assuming that Silverado will continue as a going concern. Silverado's auditors have made reference to the substantial doubt as to Silverado's ability to continue as a going concern in their audit report on Silverado's audited financial statements for the year ended November 30, 2002. As discussed in the notes to Silverado's audited financial statements, Silverado had a working capital deficiency of $604,459 as of November 30, 2002.

Because of the speculative nature of exploration of mineral exploration properties, there is no assurance that Silverado's exploration activities will discover new commercially exploitable quantities of minerals or that the amount of Silverado's proven and probable reserves will increase as a result of new exploration.

Silverado plans to continue exploration on its mineral properties. The search for valuable minerals as a business is extremely risky. Silverado can provide investors with no assurance that additional exploration on its properties will establish that additional commercially exploitable reserves of gold exist on its properties. Problems such as unusual or unexpected formations or other conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates of exploration costs. These risks may result in Silverado being unable to establish the presence of additional commercial quantities of ore on its mineral claims with the result that its ability to fund future exploration activities may be impeded.

Silverado's business venture into the low rank coal water fuel business is subject to failure.

The Company's business venture into the low rank coal water fuel technology business is at a very early stage and is subject to a high risk of failure. The low rank coal water fuel technology has not been proven by the Company to be a commercially viable fuel alternative. In order to establish commercial viability, the Company will have to undertake the construction and operation of the contemplated demonstration facility. The construction of the demonstration facility would cost in excess of $10 million. Even if the demonstration facility were constructed and operational, there is no assurance that the commercial viability of this process would be established or that the Company would be able to expand the facility into a commercially viable operation or to generate revenues from this technology. The Company has applied to the Department of Energy for a grant to fund the construction of the demonstration facility. The Company's initial application has been rejected. While the Company intends to resubmit for a second round of funding grants, there is no assurance that the Company's application will be accepted. Even if the grant were obtained and the demonstration facility constructed, there is no assurance that the Company would be able to generate profit or revenues from the operations or be able to repay the Department of Energy grant.

ITEM  2.     DESCRIPTION  OF  PROPERTIES.

The Company's head office is located at Suite 505, 1111 West Georgia Street, Vancouver, British Columbia, Canada V6E 4M3. These premises are comprised of approximately 4,549 square feet and are leased for a term expiring in March 2004.

The Company's interests in its five groups of mineral properties located in Alaska are described below:

NOLAN  GOLD  PROJECT

1.     Location  and  Access

The Nolan Gold Project consists of five contiguous properties covering approximately 6 square miles. These mineral properties are located approximately 8 miles west of Wiseman, and 175 air miles north of Fairbanks, Alaska in the foothills of the Brooks Range, in an area known as the Koyukuk Mining District.

The  Nolan  Gold  Project is accessible by the Trans-Alaska Pipeline road, about
280 road miles north of Fairbanks Alaska. An all weather road connects Nolan Creek to the Pipeline road and is suitable for semi-tractors loaded with fuel and equipment year-round. Air transportation is available by several commercial carriers on two daily flights to Coldfoot, Alaska, about 30 miles south of Nolan.

2.     Ownership  Interest

The five contiguous properties comprising the Nolan Gold Project are as follows:

(a)     Nolan  Placer:

This property consists of 157 unpatented federal placer claims 100 percent owned by Silverado.


(b)     Thompson's  Pup:

This property consists of 6 unpatented federal placer claims owned by Silverado. Silverado's ownership is subject to a royalty of 3% of net profits on 80% of production.

(c)     Dionne  (Mary's  Bench):

This property consists of 15 unpatented federal placer claims and miscellaneous mining equipment purchased by Silverado in 1993 for a purchase price of $1,000,000. Payment of this purchase price was completed in 1997.

(d)     Smith  Creek:


This property consists of 35 unpatented federal placer claims and miscellaneous mining equipment and was purchased in 1993 from its previous operators for $200,000 payable over five years with payments originally scheduled to be completed in 1998. Payment of this purchase price was completed during 2002.

Smith Creek's mining operations are using the open-cut method. Currently, the Company has no mining activity on the Smith Creek.

(e)     Nolan  Lode:

This property consists of 31 unpatented federal lode claims 100 percent owned by Silverado.

The Company did not complete any exploration or development activities on this property during fiscal 2002. However, the Company intends to undertake further exploration of the Nolan Lode property in the current fiscal year.

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

From 1990 to 1993, Silverado conducted reclamation, exploration and development in preparation for commencement of production. Initially, production was carried out on the Thompson's Pup property. Then, in November 1993, the Company commenced production on the Dionne (Mary's Bench) Property. Gold bearing gravels were mined by underground methods from a frozen bench deposit. Since the winter of 1994/95 almost 14,000 ounces of gold have been recovered by Silverado from these sites, primarily in the form of high-quality nuggets, which sell at premium prices. From 1995 to 1997, the Company restricted its activities at Nolan as it refocused its resources on its Ester Dome properties. During that time, the Company substantially reclaimed its previous disturbances. During 1998 and 1999, the Company concentrated its activities on the Archibald Creek area, located within the Nolan Placer claims. Limited mining on the Swede Channel located within Dionne was also undertaken by a third party. In 2001, the Company suspended mining operations. Mining development commenced again in 2002 when the Company secured sufficient financing to enable it to proceed with its current operations.

4.     Present  Condition  of  the  Property  and  Current  State of Exploration

The Company has spent approximately $20,000,000 over the last 17 years developing the Nolan Gold Project. To present, a total of 569 drill holes and 38,393 feet of drilling have been completed. About 180 drill holes completed along the frozen gold bearing deep channel of the Nolan Creek (the "Nolan Deep Channel") has result in the definition of 53,691 proven and probable ounces of gold reserves, of which 10,646 ounces are proven and 43,045 ounces are probable. The Nolan Deep Channel is located within the Nolan Placer claims.

During 2002 the Company secured sufficient funding and began development of the Nolan Deep Channel as part of a three year mining program, as described in Item 1 - Description of Business.

The Nolan operations, including camp, building, machinery shops and related equipment, were constructed in the late 1980's. The Nolan Mining camp was upgraded in 2002 in order that mining operations could resume. The upgrading efforts included the purchase and installation of a ten-room housing unit, the construction of an engineering office, the upgrade of laboratory facilities and the installation of communications facilities. These buildings and equipment are in operating condition and are currently operating. The camp is capable of housing 30 workers at present. In addition, the Company purchased vehicles, surface and underground mining equipment including dump trucks and drills. The cost of this plant and equipment to the Company was $1,716,703. (The net book value of all equipment on the Nolan Placer property is currently $1,563,419).
Power to the Nolan Placer property is provided by diesel powered generators located on site.

The Company intends to conduct further exploration of the Nolan Placer, Nolan Lode, Smith Creek Placer, and Slisco Bench properties during the current fiscal year, as outlined in Item 1 - Description of Business.

5.     Geology

The geological formation targeted by the Company as part of its current mining operations on the Nolan Gold Project is the frozen gold bearing deep channel of the Nolan Creek. This formation is known as the Nolan Deep Channel. The Nolan Deep Channel is an underground frozen river bed located approximately 100 to 200 feet beneath the existing Nolan Creek. The Nolan Deep Channel stretches for about 2.5 miles, beginning at the confluence of the existing Fay and Nolan creeks and continues downstream to the confluence of the Nolan Creek and the Wiseman Creek.

Early-day miners mined the deep channel of Nolan Creek. Their contemporary methods, however, did not result in the complete mining out of the channel.
Drilling has revealed the presence of significant gold rich areas which are extractable by conventional underground methods. The Company's strategy for mining of the Nolan Deep Channel is to drill and blast frozen gold bearing gravels. Operations on the Nolan gold mine are underground. The frozen gravel is then transported to the surface using specially designed underground loaders and stockpiled. The frozen gold bearing material is later thawed for gravity concentrating of the gold present in the material.

The placer gold deposits identified on the Nolan Gold Project are related to a belt of schistose, or metamorphic rocks that lie along the southern boundary of the Arctic Alaska terrain. The placers range from shallow unfrozen deposits that are relatively easy to mine, to deeply buried permanently frozen gravels. The deep channel project is within these deep permanently frozen deposits of Nolan Creek. The formation of these deposits is closely tied to the glacial history of the area, which has been affected by at least four major phases of glaciation. Placer deposits are of the following three types:

1.   Shallow  placers  concentrated  in  modern  stream  and  river  valleys.

2. Placer gold concentrated on bedrock in deeply incised bedrock channels that have been covered by 10 to 200 feet of stream and gravel.

3. Placer deposits concentrated on benches lying anywhere from 10 to 400 feet above modern stream levels. These bench gravels were deposited when streams were flowing at higher levels relative to present, probably due to damming by glacial ice.

The Nolan mineral properties are underlain by a rock package known as the Arctic Alaska terrane, composed of Proterozoic through Mesozoic sedimentary, metasedimentary, and volcanic rocks, including an extensive carbonate sequence. Ancient sedimentary and volcanic deposits were compressed into solid layers to form the meta-sedimentary rocks forming the bedrock sequence.

Known gold bearing lodes identified on the Nolan Lode properties consist of stibnite bearing quartz veins, and quartz veins, which fill fractures cutting phyllite, containing free gold. It is believed that a paleo-meta sedimentary unit of the Nolan/Hammond area could be auriferous, and cross-cutting erosion of this unit may account for at least a portion of placer gold. The Nolan Lode property presently contains no known gold reserves.

HAMMOND  PROPERTY  (SLISCO  BENCH)

1.     Location  and  Access

The Company's Hammond property is adjacent to the Nolan Gold Project, approximately 175 air miles north of Fairbanks, Alaska.

The Hammond property is accessible by the Trans-Alaska Pipeline road about 280 road miles north of Fairbanks, Alaska. An all-weather road connects Nolan Creek to the pipeline road.

2.     Ownership  Interest
The Hammond Property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles. The Company entered into a lease of mining claims with option to purchase with Alaska Mining company Inc. ("Alminco") on December 14, 1994. The original term of the Alminco agreement was for five years, subject to Silverado's right to extend the lease on a year to year basis. Silverado has exercised its right to extend the term. Under the terms of the agreement, Silverado has the exclusive right to carry out exploration on the Hammond mineral claims. Silverado must pay to Alminco a royalty equal to 10% of gross production from the Hammond claims, subject to a minimum royalty of $80,000 per year. Silverado has the option to purchase those lode claims not covered by the placer claims for a price of $5,000,000, payable by the payment of a 2% royalty on all net smelter returns generated from production on these claims.

Subsequent to November 30, 2002, the Company completed the delinquent payments to Alminco in the amount of $140,000 in order to complete payments required to be made to Alminco during the initial five year term of the lease. Alminco has confirmed that the agreement is in good standing on the understanding the Company will use its best efforts to pay the minimum royalty payments, including the payments for the past three years, when business conditions permit.

3.     History  of  Operations

The Company completed a drilling program in 1995 that identified placer gold deposits similar to those on the adjoining Nolan Gold Project. The lode claims also extended the area of interest for exploration for the lode sources of the placer gold.

4.     Present  Condition  of  the  Property  and  Current  State of Exploration

As at November 30, 2002, the Company was restricting its work on the Hammond property to its federal claims filings and maintenance. The Company plans to include the Hammond Property in its exploration program for the current fiscal year as part of the Nolan exploration program. The Hammond claims have 1,156 ounces of proven gold reserves and 5,217 ounces of probable gold reserves, for a total of 6,373 ounces of proven and probable reserves.

There  is  no  mining  plant  or  equipment  located  on  the  Hammond property.
Currently,  there  is  no  power  supply  to  the  Hammond  property.

5.     Geology

The primary area of geological interest on the Hammond Property is placer gold deposits that are similar to the placer gold deposits present on the adjoining Nolan Gold Project.

MARSHALL  DOME  PROPERTY

1.     Location  and  Access

The Marshall Dome property is located approximately 20 miles north of Fairbanks, Alaska and is accessed by the Steese Highway.

2.     Ownership  Interest

The Marshall Dome Property consists of 38 State claims, 35 of which were acquired by the Company, subject to an agreement for the purchase and sale of mining claims, in 1995 due to its proximity and similar geological setting to other nearby gold deposits that were being developed. The Company's ownership of these mineral claims is subject to the completion of payments to the prior owner of these claims equal to 15% of net profits derived from the claims, subject to a buy-out in favor of the Company in the amount of $5,000,000. The remaining three adjacent claims were located and acquired by the Company prior to 1995.

3.     History  of  Operations

The Company has surveyed the claims comprising the Marshall Dome Property and has conducted preliminary exploration. This exploration has consisted of geochemical, geophysical and geological mapping that has disclosed gold mineralization. This exploration was conducted in conjunction with infrared air photo and airborne electromagnetic and magnetic surveys. The observed gold mineralization is believed to be favourable as it relates to other similar gold deposits in the immediate area.

4.     Present  Condition  of  the  Property  and  Current  State of Exploration

The Marshall Dome property is currently in exploration stages but other than maintenance and its work commitments the Company has no planned activity on the property as it is focusing on putting the Nolan property into year round production. The Company is required to complete $50,000 per year in work commitments.


The Marshall Dome property does not have any proven mineral reserves and exploration is currently in the preliminary stages. The Marshall Dome property is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the Marshall Dome property. Currently, there is no power supply to the Marshall Dome property, although power is available from the GVEA power lines which are within the property boundary.

5.     Geology


The Marshall Dome property covers an area of two and one-half square miles, and is on a geological trend which has been locally proven to host economic gold bearing lode deposits. The geology consists of a contact between two distinct metamorphic rock sequences, the Fairbanks schist, and the Chatanika metamorphic sequence. This is locally separated by a highly metamorphic unit of intensely altered rocks known as eclogites. Gold mineralization is expected to be hosted where gold bearing hydrothermal fluids come in contact with favorable hosts such as carbonaceous units in proximity to migrating, ore bearing fluids. Carbonaceous rocks are known to favorably induce precipitation of gold crystals from gold bearing fluids.

ESTER  DOME  PROJECT

The Ester Dome Project encompasses all of Silverado's optioned properties on Ester Dome, and covers an area of approximately 2.5 square miles. The Ester Dome project is located approximately 10 miles northwest of Fairbanks, Alaska.

1.     Location  and  Access

Paved  and  gravel  highways  provide  access  to  the  Ester  Dome  properties.

(a)     Grant  Mine-O'Dea  Vein:

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

2.     Ownership  Interest

The  properties  comprising  the  Ester  Dome  gold  project  are  as  follows:

(a)     Grant  Mine-O'Dea  Vein:

This property consists of 26 state mineral claims. These claims are the subject of a purchase agreement between the Company and the owners of the claims dated May 12, 1979, as amended in October 1997. The Company's ownership interest is subject to the completion of payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thereafter. In December of 1997, for the purpose of facilitating an agreement with Placer Dome U.S. Inc. and in consideration of a payment by the Company of $20,000, the conditional purchase and sale agreement was amended to reduce the royalty payments to 3% of net profits as defined in the agreement.

(b)     May  (St.  Paul)  /  Barelka:

The property consists of 22 State mineral claims. These claims are the subject of a purchase agreement between the Company and the owners of the claims dated October 6, 1978. The Company's ownership interest is subject to the completion of payments of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter.

(c)     Dobb's:

This property consists of 1 unpatented Federal mineral claim and 4 State mineral claims. The Company's ownership interest is subject to payments of 15% of net profits until $1,500,000 has been paid and 3% of the net profits thereafter. Minimum work requirements are $1,500 per year. Access to Dobbs is the same route as May (St. Paul) Barelka. The lease on this property is for 10 years, beginning in 1984, with five-year renewals thereafter.

3.     History  of  Operations

(a)     Grant  Mine-O'Dea  Vein:

For the last 23 years, the Grant Mine has been the focal point of mining interests in the area of Silverado's claims on Ester Dome. The Grant Mine is an underground gold mine serviced by a 200-foot vertical mining shaft. Work has included 4,210 feet (1,285 m) of drifting and raising from the 200 foot level; 2,000 feet (610m) of underground diamond drilling; 14,844 feet (4,525 m) of surface diamond drilling; 26,735 feet (8,157 m) of surface rotary drilling; 5,350 feet (1,630 m) of surface trenching; 11,758 feet (3,584 m) of deep soil auger drilling; and 54 line miles (92 km) of geophysics. Test production of 15,450 tons of ore mined from the 200-foot level and above has yielded 5,890 ounces of gold and 1,680 ounces of silver. The mill has remained inactive since February 1992.

The Grant-O'Dea claims have 83,158 ounces of proven reserves and 200,000 ounces of probable gold reserves.

(b)     May  (St.  Paul)  /  Barelka:

Old timers worked this deposit during the early 1900's producing gold by amalgamation. During the 1980's, the Company performed preliminary studies on the deposit. Positive results from these studies caused the Company to commit approximately $300,000 for further exploration during 1994-1995. In 1996, the Company conducted an exploration program that included geophysical exploration, trenching and drilling. By fall of 1997, the Company had completed 31 trenches totalling 10,000 feet and 91 drill holes totalling 19,200 feet. Gold mineralization on the deposit has been traced for 3,000 feet along the surface and drilled to a depth of 300 feet.

The Company's drilling and trenching on this property has disclosed a large gold bearing system which, to its delineated depth of only 150 feet, has combined proven and probable reserves of 97,692 ounces of gold, of which 16,338 ounces are proven and 81,354 ounces are probable. However, the Company is minimizing work on this property to maintenance as it focuses its efforts in preparing the Nolan property for year round production.

(c)     Dobbs:

The  Dobbs  claims  have  5,000  ounces  of  probable  gold  reserves.

4.     Present  Condition  of  the  Property  and  Current  State of Exploration

(a)     Grant  Mine-O'Dea  Vein:

The Grant Mine operations, including camp, buildings, machine shops and related equipment, were constructed in the late 1980's. This mill and equipment are in operating condition but are not currently operating. The mill has remained inactive since February 1989. The cost of this plant and equipment to the Company was $2,076,780. The net book value is currently $692,162. Power to the Grant Mine operations is provided by diesel powered generators located on site. Commercial power transmission lines cross through the property, and would provide power to the facilities for any future operations.

During fiscal 2002, the Company's work on the property was limited to minimal research and development activities for converting the Grant Mine mill into a testing facility for producing low-rank-coal-water fuel. The Company plans to maintain its claim rental payments for the current fiscal year.

If gold prices remain strong, the Company may re-commence exploratory drilling on its Ester Dome properties with the objective of establishing greater reserves.

(b)     May  (St.  Paul)  /  Barelka:

The St. Paul property is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the St. Paul property. Currently, there is no power supply to the St. Paul property.

(c)     Dobbs:


The Dobbs property is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the Dobbs property. Currently, there is no power supply to the Dobbs property.

5.     Geology

The formations on the Ester Dome properties are as follows: The country rock is known as the Fairbanks Schist. The gold bearing structures are either quartz veins and veinlets, or complex siliceous intrusive brecciated gold systems containing native gold and silver. Locally, these systems are hosted in more brittle tabular sections of the Fairbanks schist. Uplifting of the area caused cracks to develop in the bedrock, which provided avenues for gold bearing fluids to migrate upward. Where favorable pressure, chemical, and temperature conditions occurred, gold was deposited within the fractures and in some instances extended into the hosting country rock.

EAGLE  CREEK  PROPERTY

1.     Location  and  Access

The Company's Eagle Creek property is accessed by the Steese Highway, 10 miles north of Fairbanks, Alaska to Fox, Alaska, then traveling along the Elliot highway 6 miles north to Murphy Dome Road, then west along Murphy Dome Road about 5 miles to the property.

2.     Ownership  Interest

The Eagle Creek property consists of 77 state mining claims and is currently in the exploration stage.

On August 4, 1989, Silverado assigned its Eagle Creek Property to Can-Ex Resources (U.S.), Inc. ("Can-Ex") for a 15% net profits interest to a maximum of $5,000,000. Can-Ex changed its corporate name to Kintana Resources Ltd. and was subsequently dissolved. Under the terms of the assignment agreement, the Company has the right to return of the Eagle Creek property as a result of the dissolution and has taken steps to maintain the Eagle Creek property.

3.     History  of  Operations


Silverado has been exploring the property intermittently since the mid 1970's. Work has included geochemical, geophysical, and geological investigations. Initially, the Scrafford vein, located on the property was a major producer of antimony with a gold by-product. During the early 1980's, geochemical surveys located anomalous gold and antimony targets. During subsequent trenching, meta-volcanic rocks were discovered. Drilling this section of the property during 1991 resulted in the definition of a large gold bearing resource hosted in the meta-volcanic sequence of rocks. Further in-fill drilling is necessary to determine continuity of the gold bearing sequence, and to ascertain grades of gold within the deposit. Additional work has been done on the gold-antimony bearing veins upon which the property was founded.

4.     Present  Condition  of  the  Property  and  Current  State of Exploration

There has been no development activity on the Eagle Creek property during the year and, other than maintenance, none is planned for 2003. However, extensive exploration drilling has shown gold mineralization throughout the property. The Eagle Creek property does not have any proven mineral reserves and exploration is currently in the preliminary stages.

The Eagle Creek property is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the Eagle Creek property. Currently, there is no power supply to the Eagle Creek property, although GVEA power transmission lines run through the property and could supply power in the event a facility is warranted for ore processing in the future. Surface exploration work, including geochemical and geophysical surveys is recommended to be continued as a means of tracing promising mineral bearing rock units. Drilling is recommended to test the subsurface continuity and gold content of the rock units.

5.     Geology

The rock formations are primarily Fairbanks schist, locally interbedded with layers of felsic gold bearing extrusive rocks. Areas of the property indicate the existence of Chatanika sequence of metamorphic rocks. Gold is also associated with a high angle vein system of quartz containing gold, arsenic, and antimony.

PROVEN  AND  PROBABLE  RESERVES

The Company's proven and probable gold reserves from its Alaskan properties are as follows:



Silverado  Gold  Mines-Proven  and  Probable  Reserves  -  Troy  Ounces

---------------       -------------     -------------

                                         Probable
                      Proven Reserves    Reserves
Alaska Property       (Troy Ounces)     (Troy Ounces)
---------------       -------------     -------------
Ester  Dome
---------------       -------------     -------------
Grant  -  O'Dea          83,158          200,000
---------------       -------------     -------------

Ethel-Elms - Dobbs           --            5,000
---------------       -------------     -------------
St.  Paul                16,338           81,354
---------------       -------------     -------------
Total  -  Ester  Dome    99,496          286,354
---------------       -------------     -------------
---------------       -------------     -------------

Nolan  Gold  Project
---------------       -------------     -------------
Nolan  Placer
(other than
Slisco  Bench)           10,646           43,045
---------------       -------------     -------------

Slisco  Bench  (Hammond)  1,156            5,217
---------------       -------------     -------------
Total-Nolan Gold Project 11,802           48,262
---------------       -------------     -------------
---------------       -------------     -------------
Grand  Total-
Alaskan  Properties     111,298          329,616
---------------       -------------     -------------


The proven and probable reserve calculations for the Company's mineral properties were determined by Mr. Edward J. Armstrong, Certified Professional Geologist. Mr. Armstrong is the president of the Company's subsidiary, Silverado Green Fuel Inc.

The following definitions have been applied in the determination of proven and probable reserves:

1. The term "reserve" means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

2. The term "economically," as used in the definition of reserve, implies that profitable extraction or production has been established or analytically demonstrated to be viable and justifiable under reasonable investment and market assumptions.

3. The term "legally," as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, there should be a reasonable certainty based on applicable laws and regulations that issuance of permits or resolution of legal issues can be accomplished in a timely manner.

4. The term "proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the result of detailed sampling and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.

5. The term "probable reserves" means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Proven and probable reserves were calculated using different cutoff grades depending on each deposit's properties. The term "cut-off grade" means the lowest grade of mineralized rock that can be included in the reserve in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and milling or leaching facilities available.

FEDERAL  CLAIM  MAINTENANCE  FEES  AND  STATE  CLAIM  RENTALS

The Company pays federal claim maintenance fees for each of its federal mineral claims that are owned by the Company or are held by the Company under a purchase or lease agreement. An annual fee of $100 per claim is payable by the Company to the Bureau of Land Management for each claim. The Company paid aggregate annual federal claim maintenance fees of $30,600 during fiscal 2002 and anticipates a similar amount will be due for the current fiscal year.

The Company pays Alaska state claim rentals for each of its state claims that are owned by the Company or are held by the Company under a purchase or lease agreement. An annual fee of $55 or $130 per claim is payable by the Company to the Alaska Department of Revenue for each claim. The Company paid aggregate Alaska state claim rental fees of $20,530 during fiscal 2002 and anticipates a similar amount will be due for the current fiscal year.

GLOSSARY  OF  TECHNICAL  TERMS

Auriferous.   Rock  formations  containing  gold.
-----------

Bedrock.   Crystalline  rock  units  which  underlie  unconsolidated  surface
--------
overburden  or  soils.

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

Host  Rocks.  A  term  used  for  a  rock  unit  which, as a result of favorable
------------
structural or chemical characteristics, provides an environment for precipitation or deposition of metals or other foreign materials.

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

Schist.  Flat  plate-like  metamorphic  rock formations, which contain primarily
-------
mica.

State  Claims.  Mineral claims up to 40 acres, located on State of Alaska lands.
--------------

Stibnite.  A  mineral  composed  of  antimony  and  sulphur.
---------

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

On September 9, 2002, the Company held an extraordinary meeting of the shareholders to increase its authorized capital to 200,000,000 common shares. The shareholders approved the increase to the Company's authorized capital. The increase to the authorized capital was effective as of September 10, 2002 upon the filing of an amendment to the Company's Memorandum with the British Columbia Registrar of Companies. A copy of the Company's amended Memorandum was attached to the Company's Current Report on Form 8-K filed on September 11, 2002.

The increase to authorized capital was approved by the Company's shareholders as follows:

                                      Votes        Votes
Description  of  Matter               For          Against       Abstentions
-----------------------               ---          -------       -----------
Increase to Authorized Capital        12,016,794   3,509,010     189,745



                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

MARKET  INFORMATION

Silverado's common shares are quoted on the OTC Bulletin Board under the symbol SLGLF and on the Berlin Stock Exchange under the symbol SLGL.BE. The following table indicates the high and low bid prices of the common shares during the periods indicated:



QUARTER  ENDED   HIGH  BID     LOW  BID
Feb 28, 2001     $0.19          $0.16
May 31, 2001     $0.39          $0.13
Aug 31, 2001     $0.19          $0.13
Nov 30, 2001     $0.14          $0.09
Feb 28, 2002     $0.15          $0.14
May 31, 2002     $0.15          $0.14
Aug 31, 2002     $0.45          $0.41
Nov 30, 2002     $0.62          $0.59

OTCBB:



QUARTER ENDED     HIGH BID     LOW BID
Aug 31,2002        $0.46        $0.40
Nov 30,2002        $0.60        $0.60

BERLIN:


The  source  of the high and low bid information is the NASD OTC Bulletin Board.
The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS  OF  COMMON  SHARES

As at February 4, 2003, there were approximately 3,759 registered holders of Silverado's common shares, approximately 80% of whom are located in the United States.

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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

The Company completed the following sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended November 30, 2002 that have not been reported on the Company's Quarterly Reports on Form 10-QSB during the year:

1. On September 11, 2002, 2,643,107 shares were issued to the replacement debenture holders at the price of $0.28 to satisfy the quarterly payments of principal and interest. The transaction totals $740,070 and consists of the $703,572 of interest and $36,498 of interest. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

2. On October 4, 2002 the Company completed a private placement, with one investor, of 400,000 units at a price of $0.38 per unit for total proceeds of $152,000. Each unit consists of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.57 until October 15, 2003. A commission of $12,160 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

3. On November 7, 2002 the Company completed a private placement, with one investor, of 3,125,000 units at a price of $0.32 per unit for total proceeds of $1,000,000. Each unit consists of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.49 until October 31, 2003. A commission of $100,000 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

The  Company  provides  the  following  updated information regarding previously reported sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended November 30, 2002:

1. The number of share purchase warrants and the warrant exercise price of the Company's December 20, 2001 private placement of 2,500,000 units at a price of $0.04 per unit was amended on January 22, 2002 to increase the number of warrants by 1,250,000 for a total of 2,500,000 and to reduce the exercise price to $0.05 per share.

2. The warrant exercise price of the 1,000,000 share purchase warrants issued in connection with the Company's February 6, 2002 private placement of 1,000,000 units at a price of $0.10 per unit was amended on May 7, 2002 to reduce the exercise price of the warrants from $0.15 per share to $0.10 per share and to change the expiry date from February 7, 2003, to June 6, 2002.

3. The warrant exercise price of the share purchase warrants issued in connection with the Company's February 5, 2002 private placement of 5,300,000 units at a price of $0.05 per unit was amended for two of the investors on April 2, 2002 to reduce the exercise price of the warrants from $0.10 per share to $0.08 per share and to reduce the exercise period from one year to eight months.

4. The warrant exercise price of the 1,000,000 share purchase warrants issued in connection with the Company's April 5, 2002 private placement of 1,000,000 units at a price of $0.09 per unit was amended to reduce the exercise price from $0.15 per share to $0.10 per share and to reduce the exercise period from six months to immediate.

5. The warrant exercise price of the 1,000,000 share purchase warrants issued in connection with the Company's April 5, 2002 private placement of 1,000,000 units at a price of $0.09 per unit was amended on May 30, 2002 to reduce the exercise price from $0.15 per share to $0.10 per share and to reduce the exercise period from six months to immediate.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

PLAN  OF  OPERATIONS

Mining  Operations  at  the  Nolan  Gold  Project

The Company's plan of operations for the next twelve months is to continue development and mining activities at the Nolan Gold Project. These development and mining activities are being carried out as part of a three year underground mining plan for the Nolan Gold Project. On November 1, 2002, the Company commenced mining operations at the Nolan Gold Project. Mining is planned to proceed through the winter until mid-summer of 2003 when processing of mined material is scheduled to commence. Once processing commences, the Company believes that it could begin gold sales by the end summer 2003. See Item 1. - Description of Business for a more detailed discussion of the Company's development and mining activities at the Nolan Gold Project.

Subsequent to November 30, 2002, the Company completed additional equity financings that enabled the Company to have sufficient working capital to proceed with its plan of operations. In addition to these funds, the Company will require funding in the amount of approximately $7,000,000 in order to fund its ongoing operating and administrative expenses over the next twelve months. This amount will be offset by expected gold revenues from summer gold production. See the discussion of the Company's cash resources and working capital below under Liquidity and Financial Condition and also see Risk Factors.

Planned  Exploration  Activities

The  Company  plans  to  conduct  further exploration of the Nolan Placer, Nolan
Lode, Smith Creek Placer, and Slisco Bench properties that comprise the Nolan Gold project. See Item 1. - Description of Business for a more detailed discussion of the Company's planned exploration activities. If gold prices continue to be strong and the Company has available financing, the Company may re-commence exploratory drilling on its Ester Dome properties with the objective of establishing greater reserves.

The Company plans to spend approximately $825,000 on exploration activities during the next twelve months. This amount will fluctuate depending on the funds that the Company has available for exploration. See the discussion of the Company's cash resources and working capital below under Liquidity and Financial Condition and also see Risk Factors.

Low-Rank  Coal-Water  Fuel  Project

The Company plans to re-submit its application for a grant to the Department of Energy under the second round of grants under the Clean Coal Power Initiative. The Company's application is planned to be re-submitted in September 2003 when the Department of Energy is anticipated to begin accepting applications. There is no assurance that any grant would be obtained from the Department of Energy that would enable the Company to proceed with the planned demonstration facility. If a grant was received, funds would not be available until future fiscal years and any funds would be repayable under the terms of the grant. See
Item 1. - Description of Business for a more detailed discussion of the low-rank coal-water fuel component of the Company's plan of operations.

The Company anticipates spending approximately $200,000 during the current fiscal year on its application to the Department of Energy and on other work in connection with establishment of the demonstration facility at the Grant Mine.

RESULTS  OF  OPERATIONS

Year  ended  November  30,  2002  compared  to the year ended November 30, 2001.

Revenues

Revenue from gold sales decreased to $991 for the year ended November 30, 2002, from $7,657 for the year ended November 30, 2001. Revenue in 2002 was attributable to sales of existing gold inventory.

The Company anticipates that significant revenues will not be achieved until the Company is able extract gold from current production at the Nolan Gold Project. Revenues are planned to be generated from gold extracted from the ore that is currently being mined at the Nolan Gold Project. Extraction activities will not commence until summer 2003 when available melt water will allow the processing of ore to separate gold. Revenues are not anticipated to be realized until the Company's third quarter at the earliest. The Company cannot give investors as to the revenues that will be realized from gold recoveries during fiscal 2003 due to the uncertainties of gold mining. See Risk Factors.

The Company anticipates that it will not realize revenues during the current fiscal year from the low-rank coal-water fuel component of its plan of operations. The Company will not be able to realize revenues from this business until the Company has been able to proceed with the construction and operation of a commercial-scale demonstration facility for the low-rank coal-water fuel technology. There is no assurance that the Company will be able to secure the financing necessary to proceed with construction of this demonstration facility and or that the demonstration facility will prove the commercial viability of the process. See Item 1 - Description of Business and Risk Factors.

Operating  Costs

The Company did not incur any operating costs during the year ended November 30, 2002 due to the fact that the Company did not achieve production from mining activities during the year. Operating costs during the year ended November 30, 2001 were $143,631.

The Company incurred development costs in the amount of $1,114,498 on the Nolan Gold Project during the year ended November 30, 2002. These development costs were incurred to allow the Company to go into production on the property with revenue expected to commence by the summer of 2003. These development costs were capitalized in accordance with the Company's policy to capitalize development expenses prior to production. Development expenses at the Nolan Gold Project will be expensed as operating costs once production at the Nolan
Gold Project commences. As production is anticipated to commence in this current fiscal year, the Company anticipates that it will report substantial operating costs during the year ended November 30, 2003.

Other  Expenses

The Company's other expenses increased to $3,835,282 for the year ended November 30, 2002 compared to $1,542,000 for the year ended November 30, 2001, representing an increase of $2,293,282 or 149%. The increase in other expenses was primarily attributable to increases in development activities and consulting fees during the year ended November 30, 2002.

Management services attributable to the activities of the Tri-Con Group increased to $204,059 for the year ended November 30, 2002 compared to $154,924 for the year ended November 30, 2001, representing an increase in the amount of $49,135 or 32%. This increase was primarily the result of increased activity by the Company on its mineral properties, including the start-up of development operations at the Nolan Gold Project.

The Company's increased activity on its mineral properties also caused general exploration expenses to increase to $98,997 for the year ended November 30, 2002 compared to $86,926 for the year ended

November 30, 2001, representing an increase of $12,071 or 14%. The Company anticipates that these expenses will continue to increase if the Company proceeds with its planned drilling and exploration activities on the Nolan Gold properties.

Research activities attributable to the low-rank coal water fuel technology decreased to $256,954 for the year ended November 30, 2002 compared to $277,395 for the year ended November 30, 2001, representing a decrease in the amount of $20,441 or 7%. Research activities were primarily in connection with the submission of the Company's application for a grant to the Department of Energy and include the compensation of Dr. Warrack Willson. The Company anticipates that these expenses will not increase during the current fiscal year based on the Company's decision to re-submit its application for the second round of financing. The decrease in research expenses also reflects the Company's determination to focus on its efforts to put the Nolan Gold Project into production.

Office expenses increased to $374,392 for the year ended November 30, 2002 compared to $253,006 for the year ended November 30, 2001, representing an increase of $121,386 or 48%. This increase related to general operations of the Company and an increase in activity of the Company's offices in Fairbanks, Alaska relating to the Company's determination to proceed with the development of the Nolan Gold Project.

Consulting fees increased to $1,958,258 for the year ended November 30, 2002 compared to $28,012 for the year ended November 30, 2001, representing an increase of $1,930,246. The increase was attributable to stock based compensation paid to our consultants during the year. Compensation was recorded based on the quoted market price of the Company's shares as of the date of issue.

Loss

The Company's loss increased to $3,755,401 for the year ended November 30, 2002 compared to $1,677,974 for the year ended November 30, 2001 representing an increase of $2,077,427 or 124%. This increase in the Company's loss was primarily attributable to the increases in the Company's other expenses, as discussed above. The Company anticipates that it will continue to incur a loss until such time as the Company can achieve significant revenues from sales of gold processed the Nolan Gold Project's gold sales later in 2003. While increase revenues are anticipated in the current fiscal year, revenues from the Nolan Gold Project will be offset by mining and processing expenses that will be triggered once the Company enters production at the Nolan Gold Project.


LIQUIDITY  AND  FINANCIAL  CONDITION

Cash  and  working  capital

The Company had cash of $905,000 as of November 30, 2002, compared to cash of $17,093 as of November 30, 2001. The Company had a working capital deficiency of $604,458 as of November 30, 2002, compared to a working capital deficiency of $2,096,793 as of November 30, 2001. The decrease in the Company's working capital deficiency was primarily the result of equity financings completed during 2002.

The Company will require additional financing during the current fiscal year due to the Company's current working capital deficiency, its plan of operations for the Nolan Gold Project, its planned exploration activities and its plan to re-submit a grant application to the Department of Energy. The Company is able to proceed with its plan of operations for approximately six months based on its current cash reserves. While financing requirements will be off-set by revenues generated from gold sales, these revenues are not anticipated to cover all financing requirements. In addition, revenues will be subject to the quantity of gold recovered. See Risk Factors.

Cash  used  in  operating  activities

Cash used in operating activities increased to $2,172,987 for the year ended November 30, 2002, compared to $1,461,899 for the year ended November 30, 2001. The Company funded the cash used in operating activities primarily through equity sales of its common shares.

Financing  Activities

Cash provided by financing activities increased to $5,525,690 for the year ended November 30, 2002, compared to $1,485,663 for the year ended November 30, 2001. Of the cash provided by financing activities, a total of $5,817,000 was provided by share issuances. Cash provided by financing activities was used to fund the Company's operating and financing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of the Company's common shares as of the date of the financing.

The Company anticipates continuing to rely on equity sales of its common shares in order to continue to fund its business operations. Issuances of additional shares will result in dilution to existing shareholders of the Company.

Investing  Activities

The Company used $2,464,796 in investing activities during the year ended November 30, 2002 compared to $6,671 during the year ended November 30, 2001, representing an increase of 2,458,125. The increase was due to the determination of the Company to proceed with equipment leases and development activities in connection with the mining operations at the Nolan Gold Project.

The Company incurred development costs in the amount of $1,114,498 on the Nolan Gold Project during the year ended November 30, 2002. These amounts were capitalized and are included in the Company's consolidated statements of cash flows as investing activities.

On October 11, 2002, the Company entered into a lease purchase agreement whereby the Company would purchase three dump trucks, an underground loader, two surface loaders, and other equipment valued at a total of $1,496,150. The agreement required payment upon signing of $550,000 (paid) and future payments beginning on December 1, 2003 for the balance of the purchase price plus interest. The payment schedule requires the payment of $100,000 on or before December 1, 2003 and 24 equal payments thereafter in an amount to be determined. The amount of the payments shall be determined based on the amount of the equipment and other expenses which are added to the lease before December 1, 2003. The payments will be sufficient to amortize the total balance outstanding once all costs are included over the 24 payments. As at November 30, 2002, the total amount outstanding under the lease purchase agreement was $946,150. The lease payment schedule, as disclosed in the Company's financial statements, is calculated on this amount using an interest rate of 15% per annum as is implied in the lease agreement. The Company is required to maintain the equipment in good working order and is also required to maintain adequate insurance on the equipment. The capital lease payments will not impact the Company's operating costs until its 2004 fiscal year. The Company is required to complete future lease payments of $592,360 during the 2004 fiscal year and $492,360 during the 2005 fiscal year.

The Company had pre-paid $579,745 to the Tri-Con Group as of November 30, 2002 in connection with planned development activities to be carried out on the Nolan Gold Project during fiscal 2003. These activities will be carried out by the Tri-Con Group on behalf of the Company in accordance with the Company's operating agreements with the Tri-Con Group. See Item 12 - Certain Relationships and Related Transactions.

Debt  Re-Structuring

On March 1, 2001, the Company completed negotiations to restructure its $2,000,000 convertible debentures. The Company approved the issuance of replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount of the original debentures, plus all accrued interest accrued on the original debentures to March 1, 2001. The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price for the 30 day period prior to the payment being made. The Company did not make any cash payments of principal or interest during the year ended November 30, 2002.
Accordingly, the Company completed the following issuances of shares in satisfaction of amounts of principal and interest due under the replacement debentures during 2002:

     a) On December 11, 2001, the Company issued 1,628,971 shares at the average market price of $0.10 to the holders of the replacement debentures to satisfy the quarterly payment of principal and interest due November 30, 2001. The value of this transaction totals $162,898 and consists of $119,245 of principal and $43,653 of interest.

     b) On March 11, 2002, the Company issued 1,234,710 shares at the average market price of $0.13 to the holders of the debentures to satisfy the quarterly payments of principal and interest due February 28, 2002. The value of this transaction totals $160,512 and consists of $119,245 of principal and $41,267 of interest.

     c) On June 11, 2002, the Company issued 1,437,520 shares at the average market price of $0.11 to the holders of the debentures to satisfy the quarterly payments of principal and interest due May 31,2002. The valuation of this transaction is $158,128 and consists of $119,245 of principal and $38,883 of interest.

     d) On September 11, 2002, the Company issued 2,643,107 shares at the market price of $0.28 to the holders of the debentures to satisfy the quarterly payments of principal and interest due August 31, 2002. The valuation of this transaction is $740,070 and consists of $703,572 of principal and $36,498 of interest.

As at November 30, 2002, original convertible debentures of $1,860,000 plus $524,892 of interest had been exchanged for replacement debentures. The amount of the replacement debentures outstanding as of November 30, 2002 was $1,121,310, of which $476,978 is classified as a current liability and $644,332 has been classified as a non-current liability. Remaining original convertible debentures of $140,000 plus accrued interest of $108,204 are in default and are recorded as current liabilities. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

Mineral  Properties

As of November 30, 2002, the Company was in arrears of required mineral property claims and option payments of $140,000 and therefore the rights to these properties with a carrying value of $315,000 were adversely affected. However, subsequent to November 30, 2002, the Company completed its option payments on the Hammond River property in the amount of $140,000 and, as a result of this payment all of the Company's mineral claims and options are current.

Low-Rank  Coal-Water  Fuel  Business

The Company is continuing in its attempt to obtain a grant of $10,000,000 in order to proceed with establishing the commercial viability of the Company's low-rank coal-water fuel business. The first round of grants on the Clean Coal Power Initiative was released by the Department of Energy and the Company's application for a grant was not approved. The Company plans to re-submit its application to the Department of Energy for the second round of grants in September of 2003. There is no assurance that the Company will be awarded any grant or that it will be able to complete any additional sales of its equity securities or arrange for debt or other financing to fund this component of the Company's plan of operations.

CRITICAL  ACCOUNTING  POLICIES

Going  Concern

The Company's financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and the capital assets are dependent on the Company's ability to obtain additional financing to fund its operations and acquisition, exploration and development activities, the discovery of economically recoverable ore on its properties, and the attainment of profitable operations. The Company plans to continue to raise capital through private placements and warrant issues. In addition, the Company is exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators.

Mineral  Properties

The Company confines its exploration activities to areas from which gold has previously been produced or to properties, which are contiguous to such areas and have demonstrated mineralization. The Company capitalizes the costs of acquiring mineral claims until such time as the properties are placed into production or abandoned. Expenditures for mine development are capitalized when the properties are determined to have economically recoverable, proven reserves but are not yet producing at a commercial level. Once a property reaches commercial levels of production operating costs will be charged against related revenues. Based on the application of this accounting policy, the expenditures incurred in development of the Nolan Gold Project during fiscal 2002 were capitalized. Development expenses at the Nolan Gold Project will be expensed as operating costs once production at the Nolan Gold Project commences.

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

Stock  Based  Compensation

For stock options granted to employees and directors, the Company accounts for stock compensation arising from these options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock and is recognized over the service period. The Company provides pro-forma disclosures of net income and earnings per share as if the fair value method had applied in measuring compensation expense. For stock options granted to independent contract employees, as well as shares issued for services rendered, the Company accounts for stock compensation arising from these options and stock issuances, in accordance with Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Under this statement, stock compensation cost to contract employees, is measured at the fair value of the options granted at the time services are rendered.

ITEM  7.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.


The consolidated financial statements listed below were prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars. These principles conform, in all material respects, with those generally accepted in Canada.

--------------------------------------------------------
                                                PAGE
Auditors' Report                                 F-1
Comments by Auditors for U.S. Readers
on Canada - U.S. Reporting Conflict              F-1

Consolidated Balance Sheets,
November 30, 2002 and 2001                       F-2

Consolidated Statements of Operations,
Years Ended November 30, 2002 and 2001           F-3

Consolidated Statements of Cash Flows,
Years Ended November 30, 2002 and 2001           F-4

Consolidated Statements of Stockholders'
Equity, Years Ended November 30, 2002, and 2001  F-5

Notes to Consolidated Financial Statements  F-6 to F-27
--------------------------------------------------------


Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Silverado  Gold  Mines  Ltd.

Years  ended  November  30,  2002,  2001

                                                                              F1
Morgan  &  Company
Morgan  and  Company
Chartered  Accountants
1488  700  W.  Georgia  Street          Telephone  (604)  687-5841
Vancouver  BC  V7Y  1A1                 Telefax      (604)  687-0075
Canada                                  www.morgan-cas.com



AUDITORS'  REPORT  TO  THE  STOCKHOLDERS

We have audited the consolidated balance sheets of Silverado Gold Mines Ltd. as at November 30, 2002 and 2001, and the consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended November 30, 2002 and 2001, in accordance with United States and Canadian generally accepted accounting principles. As required by the Company Act

(British Columbia), we report, that in our opinion, these principles have been applied on a consistent basis.


/s/ MORGAN  AND  COMPANY
Chartered  Accountants

Vancouver,  Canada
January  31,  2003

COMMENTS  BY  AUDITOR  FOR  U.S.  READERS  ON  CANADA-U.S.  REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2(a) to the financial statements. Our report to the shareholders dated January 31, 2003, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

/s/ MORGAN  AND  COMPANY
Chartered  Accountants

Vancouver,  Canada
January  31,  2003

                                                                            FF2

SILVERADO  GOLD  MINES  LTD.
Consolidated  Balance  Sheets
(Expressed  in  United  States  Dollars)

November  30,  2002  and  2001


----------------------------------------------------------------------------
                                                       2002           2001
----------------------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents                      $    905,000   $     17,093
Gold inventory                                       10,149         11,140
Accounts receivable                                   8,348          2,876
                                               -------------  -------------
                                                    923,497         31,109

Exploration and development advances (note 9)       579,745              -
Mineral properties (note 3)                       2,274,027      1,159,529
                                               -------------  -------------
                                                  3,777,269      1,190,638
                                               -------------  -------------
Capital assets (note 4)                           4,696,903      2,980,200
Accumulated depreciation                         (2,291,919)    (2,185,947)

                                               -------------  -------------
                                                  2,404,984        794,253
                                               -------------  -------------

                                               $  6,182,253   $  1,984,891
                                               -------------  -------------

Liabilities and Stockholders'
Equity (Deficiency)
Current liabilities:
Accounts payable and accrued
 liabilities (note 5)                          $    660,248   $    792,395
Loans payable secured by
 gold inventory                                      35,729         35,729
Mineral claims payable                              140,000        316,500
Due to related party (note 9)                             -        291,310
Debentures, current portion
 (note 6(a))                                        140,000        140,000
Debenture, current portion
 (note 6(b))                                         75,000         75,000

Replacement debentures,
current portion
 (note 6(a))                                        476,978        476,968
                                               -------------  -------------
                                                  1,527,955      2,127,902
                                               -------------  -------------
Debentures (note 6(a))                              644,331      1,705,648
Capital lease obligations
 (note 7)                                           946,150              -

Stockholders' equity (deficiency):
Common stock (note 8):
  Authorized:  200,000,000 common shares
   (2001 - 100,000,000 common shares)
  Issued and outstanding:
    November 30, 2002 - 98,086,631 shares        55,271,191
    November 30, 2001 - 42,423,988 shares                       47,000,034
Shares to be issued (note 8)                        268,613              -
Other capital                                       128,107              -
Accumulated deficit                             (52,604,094)   (48,848,693)
                                               -------------  -------------
                                                  3,063,817     (1,848,659)
                                               -------------  -------------
                                               $  6,182,253   $  1,984,891
                                               -------------  -------------


Continuing  operations  (note  2(a))
Commitments  and  contingencies  (notes  3  and  11)
Subsequent  events  (note  16)

See accompanying notes to the consolidated financial statements. Approved on behalf of the board

/s/ Garry  L.  Anselmo                        /s/ James  F.  Dixon

---------------------------                   -------------------------
Garry  L.  Anselmo                            James  F.  Dixon
DIRECTOR                                      DIRECTOR

                                                                            FF3

SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Operations
(Expressed  in  United  States  Dollars)

Years  ended  November  30,  2002  and  2001

---------------------------------------------------------------

                                            2002          2001
---------------------------------------------------------------

Revenue from gold sales              $       991   $     7,657
---------------------------------------------------------------

Operating costs:
    Mining and processing                      -       143,631
---------------------------------------------------------------
    Total operating costs                      -       143,631
Interest and other income
 (note 13)                                78,890             -
---------------------------------------------------------------

Income (Loss) before
 the undernoted                           79,881      (135,974)

Other expenses:

Accounting and audit                      36,312        36,089
Advertising and Promotion                573,592       113,592
Consulting Fees                        1,958,258        28,012
Depreciation                             105,972       297,040
General exploration                       98,997        86,926
Interest on debentures                   154,023       186,092
Legal                                     35,766        41,862
Loss on disposal of buildings,

 plant, and equipment                          -           832
Loss (gain) on foreign exchange           10,420         9,064
Management services                      204,059       154,924
Office expenses                          374,392       253,006
Other interest and bank charges            4,679         3,551
Reporting and investor relations           3,430        32,619
Research                                 256,954       277,395
Transfer agent fees and
mailing expenses                          18,428        20,996
---------------------------------------------------------------
                                       3,835,282     1,542,000
Loss and comprehensive
 loss for the year                   $(3,755,401)  $(1,677,974)
---------------------------------------------------------------

Loss per share - basic and diluted   $     (0.05)  $     (0.05)
Basic and diluted weighted
 average number of common
 shares outstanding                   74,835,801    35,774,718
---------------------------------------------------------------




See  accompanying  notes  to  the  consolidated  financial  statements

                                                                            FF4
SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  Dollars)

Years  ended  November  30,  2002  and  2001



-------------------------------------------------------------
                                        2002           2001
-------------------------------------------------------------
Cash provided by (used in):

Operating activities:
Loss for the year                  $(3,755,401)  $(1,677,974)
Adjustments to reconcile loss
to net cash used by
operating activities:
Depreciation                           105,972       297,040
Stock based compensation             1,629,271        28,012
Write down of mineral claims
and options                                  -        50,000
Realized loss on sale
 of equipment                                -         3,509

Changes in non-cash operating
 working capital:
Accounts receivable                     (5,472)        2,980
Gold inventory                             991         7,610
Accounts payable and accrued
 liabilities:                           28,152      (223,076)
Increase (Decrease) in mineral
claims payable                        (176,500)       50,000
                                    -------------------------
                                    (2,172,987)   (1,461,899)
                                    -------------------------
Financing activities:
Bank indebtedness                            -        (3,007)
Shares issued for cash               5,817,000     1,310,057
Repayment of loans payable                   -          (922)
Due to related party                  (291,310)      179,535
                                    -------------------------
                                     5,525,690     1,485,663
                                    -------------------------

Investing activities:
Purchase of equipment                 (770,553)       (1,101)
Advances for exploration and
development                           (579,745)            -
Mineral claims and options
 expenditures, net of recoveries    (1,114,498)       (6,070)
Proceeds from sale of
 equipment                                   -           500


                                    -------------------------
                                    (2,464,796)       (6,671)
                                    -------------------------
Increase in cash                       887,907        17,093

Cash, beginning of year                 17,093             -
                                    -------------------------
Cash, end of the year              $   905,000   $    17,093
-------------------------------------------------------------
Supplementary disclosure with
respect to cash flow (note 15)


                                                                            FF5

SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Stockholders'  Equity  (Deficiency)
(Expressed  in  U.S.  Dollars)
Years  ended  November  30,  2002  and  2001




----------------------------------------------------------------------------------------------
                                     COMMON STOCK                       OTHER CAPITAL
                            -----------------------------------------------------------------
                            Number of                               Additional
                            common       Share        Shares to     Paid in      Deferred

                            shares       Capital      be issued     Capital      Compensation
----------------------------------------------------------------------------------------------


Balance,
 November 30, 2000          30,589,891  $45,669,977   $   20,000
--------------------------  ----------  ------------  -----------  -------------  ------------
  Loss for the year                  -            -            -
  Shares issued:
  On exercise of
   options for cash            600,000       60,000            -
  On exercise of
   warrants for cash         5,060,000      498,800

  Shares issued for
   subscriptions received
   in prior year                 4,418       20,000      (20,000)

   Private placements
    for cash                 4,522,249      470,000            -
   Shares issued in
    lieu of cash
    payments for
    replacement
    debentures               1,647,430      281,257            -
--------------------------  ----------  ------------  -----------  -------------  ------------

                            11,834,097    1,330,057      (20,000)
--------------------------  ----------  ------------  -----------  -------------  ------------

Balance, November 30, 2001  42,423,988   47,000,034            -
----------------------------------------------------------------------------------------------


  Loss for the year                  -            -            -
  Shares issued:
  On exercise of options
    for cash                 6,900,000      925,000

  Shares to be issued                                    268,613

  On exercise of warrants
  for cash                  16,250,000    1,970,000

  Shares issued for
  consulting fees            4,793,335    1,232,551

  Private placements for
  cash                      20,775,000    2,922,000

  Shares issued in lieu of
  payment for debentures     6,944,308    1,221,606
  Stock option grants                                    292,320       (164,213)
--------------------------  ----------  ------------  -----------  -------------  ------------
                            55,662,643    8,271,157      268,613        292,320      (164,213)
--------------------------  ----------  ------------  -----------  -------------  ------------
Balance, November 30, 2002  98,086,631  $55,271,191   $  268,613   $    292,320   $  (164,213)
----------------------------------------------------------------------------------------------





                            ---------------------------
                              Accumulated
                              deficit           Total
                            ---------------------------
Balance,
 November 30, 2000          $(47,170,719)  $(1,480,742)
                            ---------------------------
  Loss for the year           (1,677,974)   (1,677,974)
  Shares issued:
  On exercise of
   options for cash                    -        60,000
  On exercise of
   warrants for cash                   -       498,800

  Shares issued for
   subscriptions received
   in prior year                       -             -

   Private placements
    for cash                           -       470,000
   Shares issued in
    lieu of cash
    payments for
    replacement
    debentures                         -       281,257
                            ---------------------------
                              (1,677,974)     (367,917)
                            ---------------------------
Balance, November 30, 2001   (48,848,693)   (1,848,659)
-------------------------------------------------------

  Loss for the year          (3,755,401)    (3,755,401)
  Shares issued:
  On exercise of options
    for cash                                   925,000

  Shares to be issued                          268,613

  On exercise of warrants
  for cash                                   1,970,000

  Shares issued for
  consulting fees                            1,232,551

  Private placements for
  cash                                       2,922,000

  Shares issued in lieu of
  payment for debentures                     1,221,606

  Stock option grants                          128,107
                            ---------------------------
                               (3,755,401)   4,912,476
                            ---------------------------

Balance, November 30, 2002   $(52,604,094)  $3,063,817
-------------------------------------------------------



See  accompanying  notes  to  the  consolidated  financial  statements

                                                                            FF6


SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


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

(a)     Continuing  operations:

At November 30, 2002, the Company has a working capital deficiency of $604,459 down from $2,096,793 at November 30, 2001, primarily as a result of increased funding from issuances of common stock and a significant reduction of its debt. The Company is in arrears of required mineral claims and option payments for certain of its mineral properties at November 30, 2002, in the amount of $140,000 (2001 - $316,500) and therefore, the Company's rights to these properties with a carrying value of $315,000 may be adversely affected as a result of these non-payments. The Company understands that it is not in default of the agreements in respect of these properties.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and the capital assets are dependent on the Company's ability to obtain additional financing to fund its operations and acquisition, exploration and development activities, the discovery of economically recoverable ore on its properties, and the attainment of profitable operations.

The Company plans to continue to raise capital through private placements and warrant issues. In addition, the Company is exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators.

(b)     Basis  of  consolidation:

The consolidated financial statements include the accounts of the Company and Silverado Green Fuel Inc. (formerly Silverado Gold Mines Inc.), a wholly owned subsidiary. All material inter-company accounts and transactions have been eliminated.

                                                                            FF7

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)
Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


2.     Significant  accounting  policies  (continued):

(c)     Gold  inventory:

Gold inventory is valued at the lower of weighted average cost and estimated net realizable value. The Company valued the gold inventory at net realizable value for all periods presented. Any write-down of inventory to net realizable value is included in mining and processing costs.

(d)     Mineral  properties:

The Company confines its exploration activities to areas from which gold has previously been produced or to properties, which are contiguous to such areas and have demonstrated mineralization.

The Company capitalizes the costs of acquiring mineral claims until such time as the properties are placed into production or abandoned. Expenditures for mine development are capitalized when the properties are determined to have economically recoverable, proven reserves but are not yet producing at a commercial level. Once a property reaches commercial levels of production operating costs will be charged against related revenues.

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

(f)     Capital  assets:

Capital  assets  are  stated  at  cost.  Depreciation  is  provided  as follows:

                                                                            FF8

Building,  plant  and  equipment       Straight  line  over  3  to  20  years
Mining equipment under capital lease   Straight  line  over  10  years
Auto  and  trucks                      Straight  line  over  10  years
Computer  equipment                    Straight  line  over  3  years

                                                                            FF9

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)


Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


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

(h)     Loss  per  share:

Basic and diluted loss per share amounts are computed using the weighted average number of shares outstanding during the year.

The Company retroactively adopted a new standard for calculation and disclosure of earnings per share, effective December 1, 2001. Under the new standard, the treasury stock method is used instead of the imputed earnings method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only instruments with exercise amounts less than market value prices impact the diluted calculations. In computing diluted loss per share, no shares were added to the weighted average number of common shares outstanding during the years ended November 30, 2002 and 2001 for the dilutive effect of employee stock options and warrants as they were all anti-dilutive. No adjustments were required to report loss per share amounts.

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

For stock options granted to independent contract employees, as well as shares issued for services rendered, the Company accounts for stock compensation arising from these options and stock issuances, in accordance with Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Under this statement, stock compensation cost to contract employees, is measured at the fair value of the options granted at the time services are rendered.

                                                                           FF10

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------

2.     Significant  accounting  policies  (continued):

(l)     Use  of  estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the amortization and depreciation rates for, and recoverability of, mineral properties and capital assets, and the determination of accrued remediation expense. Actual results could differ from those estimates.

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

(n)     Recent  Accounting  Pronouncements:

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The basis for recognition and measurement model under Statement 121 for assets held for use and held for sale has been retained. Statement 144 removed goodwill from its scope, thus eliminating Statement 121's requirement to allocate goodwill to long-lived assets to be tested for impairment. The accounting for goodwill now is subject to the provisions of Statement 141/142 on business combinations and goodwill and other intangible assets. Statement 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale. Statement 144 continues to require a three-step approach for recognizing and measuring the impairment of assets to be held and used. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is to be applied prospectively. The Company does not expect the adoption of this statement will have a material impact on the Company's financial position, result of operations or liquidity.

                                                                           FF11
SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


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

                                                                           FF12

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


3.     Mineral  properties  (continued):

(a)     Mineral  properties  (continued):

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

          (iv) Smith  Creek:

          This property consists of 35 unpatented Federal placer claims. The property was purchased in 1993 with scheduled payments to be completed in 1998. Payments were completed in 2002. As at November 30, 2002 $nil (2001 - $70,000) of the acquisition costs are unpaid, in arrears, and included in mineral claims payable.

          (v)  Nolan  Lode

          This property consists of 32 unpatented Federal lode claims. The lode claims overlie much of the placer properties and extend beyond them.

     (D)  Hammond  Property,  Wiseman  Mining  District,  Alaska:

This property consists of 28 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. As at November 30, 2002, option payments totaling $140,000 (2001 - $240,000) are unpaid, in arrears, and included in mineral claims payable.

                                                                           FF13

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


3.     Mineral  properties  (continued):

(b)     Property  commitments:

The Company is obligated to pay a royalty equal to 10% for the Hammond River property and is subject to a minimum royalty of $80,000 per year.


As at November 30, 2002, minimum aggregate future cash expenditures for work commitments required in the next five years to maintain the properties in good standing, in addition to amounts accrued as mineral claims payable, are as follows:


                         2003     $50,000

                         2004     $50,000
                         2005     $50,000
                         2006     $50,000
                         2007     $50,000

(c)     Mineral  claim  expenditures:

Cumulative  claims  expenditures  are  as  follows:

                            ----------------------------------------------------
                              Ester     Marshall  Nolan      Hammond
                              Dome      Dome      Project    Property    Total
                            ----------------------------------------------------

Balance, November 30, 2001  $406,000  $350,000  $  318,529  $  85,000 $1,159,529
Development
 costs incurred                    -         -   1,114,498          -  1,114,498
                            -----------------------------------------------------

Balance, November 30, 2002  $406,000  $350,000  $1,433,027  $  85,000 $2,274,027
                            ====================================================

                                                                           FF14

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


4.     Capital  assets:

Buildings, plant and equipment primarily include the mill facility and equipment of the Ester Dome/Grant Mine Gold Project and mining equipment and camp facilities at the Nolan Gold Project.

--------------------------------------------------------------------------------
                                                     Accumulated    Net  book
2002                                     Cost        depreciation   value
--------------------------------------------------------------------------------
Grant  Mine  Mill  Equipment     $     2,076,780     $  1,384,618   $  692,162
Nolan  Gold  Project  Buildings          123,757           61,597       62,160
Mining  Equipment                        500,380          457,397       42,983
Mining  Equipment  under
Capital  Lease                         1,496,150           37,404    1,458,746
Other  Equipment                         499,836          350,903      148,933
                                  ---------------------------------------------

                                 $     4,696,903     $  2,291,919   $2,404,984
================================================================================



================================================================================
                                                     Accumulated     Net  book
2001                                    Cost         depreciation     value
--------------------------------------------------------------------------------
Grant  Mine  Mill  Equipment     $     2,076,780     $  1,384,618   $  692,162
Nolan  Gold  Project  Mining  Equipment   60,757           57,697        3,060
Mining  Equipment                        456,312          440,052       16,260
Other  Equipment                         386,351          303,580       82,771
                                  ---------------------------------------------

                                 $     2,980,200     $  2,185,947   $  794,253
================================================================================

5.     Accounts  payable  and  accrued  liabilities:

Accounts  payable  and  accrued  liabilities  consist  of:

======================================================
                               2002              2001
------------------------------------------------------
Accounts  payable     $     388,195     $     510,316
Accrued  interest            76,053            86,079
Accrued reclamation expense 196,000           196,000
-----------------------------------------------------
                      $     660,248     $     792,395
=====================================================

                                                                           FF15

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


6.     Debentures:

(a) On March 1, 2001, the Company completed negotiations to restructure its $2,000,000 convertible debentures. The replacement debentures aggregate $2,564,400 and consist of the original $2,000,000 principal amount plus all accrued interest to March 1, 2001. The debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On December 11, 2001, the Company issued 1,628,971 shares at the average market price of $0.10 to the holders of the replacement debenture to satisfy the quarterly payments due November 30, 2001. The value of the transaction consists of $119,244 of principal and $43,653 of interest. On March 11, 2002, the Company issued 1,234,710 shares at the average market price of $0.13 to satisfy the quarterly payments of principal and interest. The value of this transaction totals $160,512 and consists of $119,245 of principal and $41,267 of interest. On June 11, 2002 the Company issued 1,437,520 shares at the average market price of $0.11 to satisfy the quarterly payments of principal and interest. The transaction totals $158,128 and consists of $119,245 of principal and $38,883 of interest. On September 11, 2002, the Company issued 2,643,107 shares at the market price of $0.28 to the holders of the debentures to satisfy the quarterly payments of principal and interest due August 31, 2002. The valuation of this transaction is $740,070 and consists of $703,572 of principal and $36,498 of interest. As at November 30, 2002, $1,860,000 plus $524,892 of interest has been exchanged for replacement debentures. Of its aggregate amount, $1,121,309, $476,978 is classified as a current liability and $644,331 has been classified as a non-current liability. Remaining debentures of $140,000 plus accrued interest of $108,204 are in default, however, it is unclear whether they will be exchanged for replacement debentures.


(b) In February 1999 the Company issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and is due February 28, 2002. On March 27, 2002, the Company made its annual interest payment of $3,750 to the holder of the debenture.

7.     Lease  purchase  agreement:

On October 11, 2002, the Company entered into a lease purchase agreement whereby the Company would purchase three dump trucks, an underground loader, two surface loaders, and other equipment valued at a total of $1,496,150. The agreement required payment upon signing of $550,000 (paid) and future payments beginning on December 1, 2003 for the balance of the purchase price plus interest. The payment schedule requires the payment of $100,000 on or before December 1, 2003 and 24 equal payments thereafter in an amount to be determined. The amount of the payments shall be determined based on the amount of the equipment and other expenses which are added to the lease before December 1, 2003. The payments will be sufficient to amortize the total balance outstanding once all costs are included over the 24 payments. As at November 30, 2002, the total amount outstanding under the lease purchase agreement was $946,150. The lease payment schedule below is calculated on this amount using an interest rate of 15% per annum as is implied in the lease agreement. The Company is

                                                                           FF16

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


7.     Lease  purchase  agreement  (continued):


required to maintain the equipment in good working order and is also required to maintain adequate insurance on the equipment.

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which is estimated to be 10 years. Amortization on assets under capital leases charged to expense in 2002 was $37,404.

Minimum future lease payments under capital leases as of November 30, 2002 for each of the next five years and in the aggregate are:


                                       Amount
                                     ----------
November 30, 2003                    $        -
November 30, 2004                       592,360
November 30, 2005                       492,360
November 30, 2006                             -
November 30, 2007                             -
                                     ----------
Total minimum lease payments          1,084,720
Less:  Amount representing interest     138,570
                                     ----------
                                        946,150
Less:  Current portion                        -
                                     ----------
                                     $  946,150
                                     ==========



8.     Share  capital:

(a) During the year, the Company increased its authorized share capital from 100,000,000 common shares to 200,000,000 common shares.

(b) The Company has reserved 187,500 (2001 - 295,192) shares for issuance upon the potential conversion of convertible debentures.

                                                                           FF17

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


8.     Share  capital  (continued):

(c)     Stock  options:

A summary of the change in stock options for the year ended November 30, 2002 and 2001 is presented below.


                                                 Weighted
                                    Number       Average
                                      of         Exercise
                                    Options       Price
                                   ----------------------
Outstanding at November 30, 2000    1,150,000   $    0.10
Granted                             3,700,000        0.15
Exercised                            (600,000)       0.10
Cancelled                            (200,000)       0.35
                                   ----------------------
Outstanding at November 30, 2001    4,050,000        0.20
Granted                             5,650,000        0.18
Exercised                          (6,900,000)       0.13
                                   ----------------------

Outstanding at November 30, 2002    2,800,000   $    0.25
                                   ======================


As  at  November  30,  2002,  the  following  stock  options  were  outstanding:


                              OUTSTANDING OPTIONS     EXERCISEABLE OPTIONS
                             ---------------------  -------------------------
                             Weighted     Weighted
                             Average      Average
                             remaining    remaining              Weighted
   Range of                 contractual   exercise                average
exercise price    Number       life       price     Number     exercise price
-----------------------------------------------------------------------------

0.10 to $0.15    1,650,000   3.53 years   $0.13     1,450,000    $0.13
0.30 to $0.40      750,000   1.29 years   $0.35       150,000    $0.35
0.50 to $0.60      400,000   1.09 years   $0.55             -        -
                 ------------------------------------------------------------
                 2,800,000   2.58 years   $0.25     1,600,000    $0.15


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

                                                                           FF18

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


8.     Share  capital  (continued):

(c)     Stock  options  (continued):


                            2002          2001
                        ------------  ------------
Loss for the year
As reported             $(3,755,401)  $(1,677,974)
Pro-forma                (4,009,080)   (2,170,198)

Loss per common share:
As reported             $     (0.05)  $     (0.05)
Pro-forma                     (0.05)        (0.06)


The estimated weighted average fair value of the options granted in 2002 was prepared using the Black-Scholes Pricing Model assuming a risk-free rate of 5.25%, an expected dividend yield of 0% an expected volatility of 127% and a weighted average expected life of 1.4 years.


(d)     Warrants:


A summary of the warrants outstanding as at November 30, 2002, is presented below:

                       Number           Exercise        Expiry
                    of Warrants          Price          Date
                    ------------       ----------      -------------
                       700,000           $0.15         August 2003
                     1,000,000           $0.20         May 2003
                       125,000           $0.35         January 2003
                       400,000           $0.37         September 2003
                     1,562,500           $0.49         October 2003
                       200,000           $0.57         October 2003
                    -----------
                     3,987,500
                    ===========


(e) The Company is required to issue 595,834 shares for services rendered and payable in common stock of the Company at an attributed value of $268,613.


9.     Related  party  transactions:

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group"); all of which are controlled by a Director of the Company.

                                                                           FF19

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


9.     Related  party  transactions  (continued):

The Tri-Con Group are operations, exploration and development contractors, and have been employed by the Company under contract since 1972 to carry out all its fieldwork and to provide administrative and management services. Under the current contract dated January, 1997, work is charged at cost plus 15% for operations and cost plus 25 % for exploration and development. In addition, cost includes a 15 % charge for office overhead. Services of the directors of the Tri-Con Group who are also Directors of the Company are not charged. At November 30, 2002, the Company had prepaid $579,745 (2001 - payable of $291,310) to the Tri-Con Group for exploration, development and administration services to be performed during the next fiscal period on behalf of the Company. For the year 2002, the Tri-Con Mining Group's services focused mainly on corporate planning, mining, engineering, and preparation for year round production on its Nolan property, administration services at both its field and corporate offices, and the Low-Rank Coal-Water fuel project.

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and include interest charged on outstanding balances at the Tri-Con Group's borrowing costs are shown below:

-------------------------------------------------------------------------------
                                                          2002          2001
-------------------------------------------------------------------------------

Exploration, development and field services          $   824,083     $  116,701
Administrative and management services                   194,272        179,740
Research                                                 256,954        277,395
-------------------------------------------------------------------------------
                                                     $ 1,275,309     $  573,836
===============================================================================

Amount of total charges in excess of
 Tri-Con costs incurred                              $   348,634     $  126,951
===============================================================================

Excess amount charged as a percentage of
 actual costs incurred                                     27.3%          22.1%
===============================================================================

                                                                           FF20

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


10.     Income  taxes:

Tax effects of temporary differences that give rise to deferred tax assets at November 30, 2002 and 2001 are as follows:

--------------------------------------------------------------------------------
                                                          2002          2001
--------------------------------------------------------------------------------
Net operating loss carry forwards                   $  11,197,000  $ 10,843,000
Valuation allowance                                   (11,067,000)  (10,652,000)
--------------------------------------------------------------------------------

Net deferred tax assets                                   130,000       191,000

Deferred tax liability:
Temporary differences arising from mineral
 properties and building, plant and equipment            (130,000)     (191,000)
--------------------------------------------------------------------------------

Net deferred tax asset                              $           -  $          -
================================================================================


At November 30, 2002, the Company has losses carried forward totaling $22,387,816 available to reduce future years' income for U.S. income tax purposes which expire in various years to 2020. In addition, the Company has losses carried forward in Canada totalling $15,183,779 (CDN) which expire in various years to 2009.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% (2001 34%) to net loss before provision for income taxes. The sources and tax effects of the differences are as follows:


--------------------------------------------------------------------------------
                                                          2002          2001
--------------------------------------------------------------------------------
Computed "expected" tax benefit                     $  (1,901,000) $   (570,000)
Tax loss expired during the year                        1,485,000       545,000
Change in valuation allowance                             415,000       (56,000)
Difference in foreign tax rate and other                    1,000        81,000
--------------------------------------------------------------------------------

Income tax provision                                $           -  $          -
================================================================================


11.     Commitments  and  contingencies:

(a)     Office  lease:

On January 20, 1994, the Company entered into a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rental of $86,835 (Cdn$135,000) including operating costs.

                                                                           FF21


SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


11.     Commitments  and  contingencies  (continued):

(b)     Severance  agreements  with  directors:

The Company has entered into compensation agreements with two directors of the Company. The agreements provide for severance arrangements where a change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the two directors aggregates $4,100,000 (2001- $4,200,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

(c)     Consulting  agreements

The Company entered into consulting agreements with eleven individuals for various corporate planning and business development services to the Company. Under the terms of the agreements, the Company will issue an aggregate 3,016,668 shares over the length of the contracts which range from 2 months to two years. Consulting fees are calculated using the number of shares issued multiplied by the closing price on the day the shares were issued.

12.     Financial  instruments:

The carrying amounts reported in the balance sheet for accounts receivable, bank indebtedness, accounts payable and accrued liabilities, and loans payable secured by gold inventory approximate fair values due to the short-term to maturity of these instruments. The carrying amounts reported in the balance sheet for convertible debentures approximate their fair values as they bear interest at rates, which approximate market rates.

13.     Interest  and  other  income:

On April 4, 2002, the Company purchased a $300,000 one-year term deposit which pays interest daily between 1/2 % to 1% per annum. As at November 30, 2002, the Company had earned $1,880 in interest from the term deposit. During normal course of business the Company earns interest on its bank deposits. As at November 30, 2002, the Company had earned $7,696 as interest on its bank deposits. The term deposit principal and all interest received is included in the Company's cash balance. Also during 2002, the Company settled several of its outstanding accounts payable for less than face value and recorded the difference of $71,194 as forgiveness of debt.

                                                                           FF22
SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


14.     Segment  disclosures:

(a)     Reportable  segments:

The Company operates in one reportable segment being the acquisition, exploration and development of mineral properties. The Company's development of low-rank coal-water-fuel is in its initial stages and is not a reportable segment.

(b)     Geographical  information:

     The  following  presents  financial  information  about geographical areas:


-----------------------------------------------------------
                                  2002            2001
-----------------------------------------------------------
Loss for the year:
Canada                      $   3,059,339     $    356,501
United States                     696,062        1,321,473

                            $   3,755,401     $  1,677,974

Long-lived assets:
Canada                      $      67,471     $     82,992
United States                   4,410,362        1,953,782

                            $   4,477,833     $  2,036,674

15.     Supplementary  cash  flow  information:

Supplemental  non-cash  investing  and  financing  activities:

-------------------------------------------------------------------------------
                                                      2002            2001
-------------------------------------------------------------------------------
Purchase of fixed assets under capital lease      $ (946,150)     $        -
Exchange of debentures for replacement
 debenture                                        $        -      $1,860,000
Exchange of interest on old debentures for
 new debentures                                   $        -      $  524,892
Issuance  of  shares:
  In exchange for a reduction of
   accounts payable                               $        -      $   30,000
  In lieu of required payment on
   replacement debentures                         $1,061,307      $  281,257
  In lieu of interest payable on
   replacement debentures                         $  160,301      $   82,741
  For consulting services                         $1,232,551      $        -
  For subscriptions received in
   prior year                                     $        -      $   20,000
Capital lease obligation                          $  946,150      $        -

                                                                           FF23
SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Years  ended  November  30,  2002  and  2001
--------------------------------------------------------------------------------


16.     Subsequent  events:

a) On December 4, 2002, the Company granted 6,500,000 options to acquire shares of the Company at $0.68 per share exercisable until December 4, 2008.

b) On December 16, 2002, the Company completed a private placement of 400,000 units at a price of $0.50 per unit for total proceeds of $200,000. Each unit consists of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.75 until June 16, 2003.


c) On December 5, 2002, the Company completed a private placement of 1,100,000 units at a price of $0.50 per unit for total proceeds of $550,000. Each unit consists of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.75 until December 18, 2003.

d) On December 18, 2002, the Company completed two private placements of 2,000,000 units at a price of $0.50 per unit for total proceeds of $1,000,000 each. Each unit consists of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.75 until December 20, 2003. Each private placement also includes one option to purchase 1,162,791 units at a price of $0.43 per unit. The option may be exercised up to the date that is three weeks from the date of the closing of the private placement. Each unit of the option consists of one common share, and one-half of a common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.75 until December 20, 2003. Subsequently, the option was exercised on January 9, 2003, for proceeds of $500,000 each and the Company issued a total of 2,325,582 shares from the treasury.

e) On December 30, 2002, January 1, 2003, and February 3, 2003, the Company issued a total of 266,666 shares to the consultants for a portion of their services under the terms of the agreements as reported on form S-8.

f) On December 11, 2002 the Company issued 372,818 shares to the holders of the replacement debentures, at the average market price of $0.38 per share, to satisfy the quarterly payments of principal and interest due November 30, 2002. The transaction consists of $119,245 of principal and $22,426 of interest.

g) On January 9, 2003 65,000 common share purchase warrants were exercised at a price of $0.35 for total proceeds of $22,750 and the Company issued 65,000 common shares from the treasury.

h) On January 27, 2003, the Company issued a payment of $140,000 to Alaska Mining Company, property owners of the Hammond River property. This payment represents the final mineral claims and options payment owed on this property.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Disclosure regarding the Company's change of independent accountant from KPMG LLP to Morgan & Company, Chartered Accountants effective October 9, 2001 has been previously reported on the Company's Form 8-K filed with the Securities and Exchange Commission on October 12, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The  current  executive  officers  and  directors  of  the  Company  are:


Name                   Age              Position
-----                  ---              --------

Garry  L.  Anselmo     59               Chairman  of  the  Board  and  Chief
                                        Operating  Officer  since  May  4, 1973;
                                        President and Chief Executive Officer from May 1, 1979 to November 4, 1994, and from March 1, 1997 to present. Chief
                                        Financial  Officer  since  March 1, 1997

James F. Dixon (1) (2) 55               Director since May 6, 1988

Stuart C. McCulloch    67               Director since December 14, 1998
(1)  (2)

John R. Mackay         70               Corporate Secretary since June 1, 1998

Edward J. Armstrong    54               President of wholly-owned subsidiary,
                                        Silverado Green  Fuel  Inc.,  since
                                        September  25,  1997;


Warrack G.  Willson    59               Vice-President, Fuel Technology of
                                        wholly-owned subsidiary, Silverado
                                        Green Fuel Inc., since March 21, 2000.

    (1)     Member  of  Silverado's  Audit  Committee
    (2)     Member  of  Silverado's  Compensation  Committee

Set forth below is a brief description of the background and business experience of each of the Company's executive officers and directors for the past five years:

Mr. Anselmo is presently the Chairman of the Board of Directors, President, Chief Executive and Chief Financial Officer of the Company. He is also the Chairman, Chief Executive Officer and Chief Financial Officer of the Company's wholly owned subsidiary, Silverado Green Fuel Inc. He resumed his duties as President, Chief Executive Officer, and Chief Financial Officer of the Company on March 1, 1997, after transferring those duties to J.P. Tangen from November
1, 1994, until March 1, 1997. Prior to the arrival of Mr. Tangen, Mr. Anselmo held those duties from May of 1973. Mr. Anselmo founded Tri-Con Mining Ltd., a private mining service company, in 1968, and is currently a shareholder, director, and president of Tri-Con Ltd. He is also the Chairman and director of Tri-Con Ltd.'s United States operating subsidiaries, Tri-Con Mining Inc. and
Tri-Con Mining Alaska Inc. Mr. Anselmo obtained his Bachelor of Arts degree from Simon Fraser University in British Columbia, Canada.


Mr. Dixon is a director of the Company. Mr. Dixon holds a bachelor of commerce degree and a bachelor of law degree. Mr. Dixon has been engaged in the practice of law since 1973. He is a lawyer and a partner in the law firm of Shandro Dixon Edgson, Barristers and Solicitors, of Vancouver, British Columbia.

Mr. McCulloch is a director of the Company and its subsidiary, Silverado Green Fuel Inc. Mr. McCulloch retired as District Manager from Canada Safeway, in January, 1991.

Mr. Mackay has served as Corporate Secretary of the Company since June 1998. Mr. Mackay is a practicing lawyer who, from March 1993 to June 1998, was a sole practitioner. Prior to 1993, Mr. Mackay was a lawyer and partner in the law firm Davis and Company, Barristers and Solicitors, of Vancouver, British Columbia for 35 years.

Mr. Armstrong has been President of the Company's U.S. subsidiary, Silverado Green Fuel Inc., since September 1997. He is also President of Tri-Con Mining Ltd.'s United States operating subsidiaries, Tri-Con Mining Inc. and Tri-Con
Mining Alaska Inc. Mr. Armstrong holds a Bachelor of Science in Geology degree from Washington State University, 1971.

Dr. Willson was appointed Vice-President, Fuel Technology, in March 2000, to lead the conversion of the Grant Mill into a commercial level Low-Rank Coal-Water Fuel plant. Dr. Willson holds a Supervisory Chemical Engineering Rating from the US Civil Service Commission, 1978, a PhD in Physical Chemistry from the University of Wyoming, 1970 and a BA in Chemistry and Mathematics from the University of Northern Colorado, 1965. He founded Coal-Water Fuel Services in 1994, which provides engineering services to develop clean coal conversion projects to develop low cost and non-hazardous alternatives to oil.

SIGNIFICANT  EMPLOYEES

The Company does not have any other significant employees, other than its directors and executive officers.

FAMILY  RELATIONSHIPS

Mr. Anselmo and Mr. McCulloch, each of whom is a director of the Company, are cousins.

TERMS  OF  OFFICE

The directors of the Company are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Executive officers of the Company are elected by the Board of Directors and to hold office until their successors are elected and qualified.

COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2002 all such filing requirements applicable to its officers and directors were complied with exception that reports were filed late by the following persons:




--------------------------------------------------------------------------------


                              Number    Transactions      Known  Failures
                              Of Late   Not Timely        To File a Required
Name and Principal Position   Reports   Reported          Form
--------------------------------------------------------------------------------



Warrack  Willson,             One       One               None
Vice-President  of
Silverado  Green  Fuel  Inc.
--------------------------------------------------------------------------------

ITEM  10.     EXECUTIVE  COMPENSATION.

COMPENSATION  OF  EXECUTIVE  OFFICERS

The following table sets forth certain compensation information for Mr. Garry L. Anselmo, the Company's chief executive officer (the "name executive officer") for the fiscal years ended November 30, 2002, 2001 and 2000.

No executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended November 30, 2002.


                        Summary Compensation Table
--------------------------------------------------------------------------------
                          Annual Compensation      Long Term Compensation
                       -------------------------   -----------------------
                                           Other                            All
                                           Annual    Awards       Payouts  Other
                                           Com-   -------------   -------   Com-
                                           pen-   Restricted                pen-
                                           sa-    Stock  Options/   LTIP    sa-
Name        Title      Year Salary   Bonus tion   Awarded SARs*(#)payouts($)tion
----        -----      ---- -------- ----- ------ ------- ------- --------- ----

Garry L.    Director,  2002  $0        0      0      0           0    0        0
Anselmo (1) President, 2001  $0        0      0      0   3,700,000    0        0
            Chief      2000  $0        0      0      0           0    0        0
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

The following table sets forth information with respect to stock options granted to the Company's named executive officer for the Company's fiscal year ended November 30, 2002.



                            OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                    (INDIVIDUAL GRANTS)

-------------------------------------------------------------------------------
                  Number  of       % of Total
                  Securities       Options        Exercise
                  Underlying       Granted to     Price          Expiration
Name              Options Granted  Employees      (per Share)    Date
-------------------------------------------------------------------------------


Garry L. Anselmo,   NIL            Not Applicable Not Applicable Not Applicable
Director, President,
Chief Executive
Officer and Chief
Financial Officer
--------------------------------------------------------------------------------


EXERCISES  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

The following is a summary of the share purchase options exercised by the Company's named executive officer for the Company's fiscal year ended November 30, 2002:


-------------------------------------------------------------------------------
               AGGREGATED OPTION/SAR EXERCISES DURING THE LAST
         FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
-------------------------------------------------------------------------------
                                                              Value of
                                                              Unexercised
                                          Unexercised         In-The-Money
                                          Options at          Options/SARs at
Name (#)      Common Shares               Financial Year-End  Financial Year-End
              Acquired on Value at        (#) exercisable /   ($) exercisable /
              Exercise ($)  Realized ($)  unexercisable       unexerciseable
--------------------------------------------------------------------------------
Garry L.      3,700,000     NIL(1)        0/0                 $NIL/$NIL
Anselmo,
Director,
President,
Chief

Executive
Officer and
Chief Financial
Officer
--------------------------------------------------------------------------------



(1) Based on an exercise price of $0.15 per share and the market price of $0.11 per share as of the date of exercise.

LONG-TERM  INCENTIVE  PLANS

The Company does not have any long-term incentive plans, pension plans, or similar compensatory plans for its directors or executive officers.

COMPENSATION  OF  DIRECTORS

Directors of the Company receive no fees on an annual or per meeting basis, but the Company has periodically granted to directors options to purchase common shares.

CHANGE  IN  CONTROL  ARRANGEMENTS

The Company has entered into compensation agreements with two of the directors of the Company. The agreements provide for severance arrangements where change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to Mr. Garry L. Anselmo would include a lump sum payment of $4,000,000 plus the amount of annual bonuses that Mr. Anselmo would be entitled to receive for the eighteen month period following termination, plus benefits for the eighteen month period following termination. The compensation payable to Mr. James Dixon would include a lump sum payment of $100,000 plus the amount of annual bonuses that Mr. Dixon would be entitled to receive for the eighteen month period following termination, plus benefits for the eighteen month period following termination. The compensation that would be payable to the directors aggregates $4,100,000 plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

EMPLOYMENT  CONTRACTS

The Company is not party to any employment contracts with any of its named executed officers.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of the Company's common shares owned beneficially as of February 24, 2003 by: (i) each person (including any group) known to the Company to own more than five percent (5%) of the Company's common shares, (ii) each of the Company's directors and by each of the Company's executive officers, and (iii) the Company's executive officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

--------------------------------------------------------------------------------
                   Name and address        Number of Shares     Percentage of
Title of class     of beneficial owner     of Common Stock      Common Stock(1)
--------------------------------------------------------------------------------
Common Shares      Garry L. Anselmo,          7,050,007(2)             6.4%
                   Director, President,
                   Chief Executive Officer
                   and Chief Financial
                   Officer

Common Shares      James F. Dixon,            1,514,484(3)             1.4%
                   Director

Common Shares      Stuart McCulloch,            883,400(4)             0.8%
                   Director

Common Shares      John R. Mackay               900,000(5)             0.8%

Common Shares      Edward Armstrong           3,505,000(6)             3.2%
                   President of
                   Silverado Green
                   Fuel Inc.

Common Shares      Warrack Willson            1,850,000(7)             1.7%
                   Vice-President of
                   Silverado Green
                   Fuel Inc.

Common Shares      All Officers and          15,697,889 (8)           13.7%
                   Directors as a Group
                   (6 persons)
--------------------------------------------------------------------------------




(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 11, 2003. As of February 11, 2003, there were 106,616,697 shares issued and outstanding.

(2) Consists of 4,050,000 shares held by Garry L. Anselmo, 7 shares owned by Tri-Con Mining Ltd, and 3,000,000 shares that can be acquired by Mr. Anselmo upon exercise of options to purchase shares held by Mr. Anselmo within 60 days of the date hereof.

(3) Consists of 214,484 shares held directly and indirectly by James F. Dixon and 1,300,000 shares that can be acquired by Mr. Dixon upon exercise of options to purchase shares held by Mr. Dixon within 60 days of the date hereof.

(4) Consists of 33,400 shares held by Stuart McCulloch and 850,000 shares that can be acquired by Mr. McCulloch upon exercise of options to purchase shares held by Mr. McCulloch within 60 days of the date hereof.

(5) Consists of 100,000 shares held by Mr. Mackay and 800,000 shares that can be acquired by Mr. Mackay upon exercise of options to purchase shares held by Mr. Mackay within 60 days of the date hereof.

(6) Consists of 2,005,000 shares held by Mr. Armstrong and 1,500,000 shares that can be acquired by Mr. Armstrong upon exercise of options to purchase shares held by Mr. Armstrong within 60 days of the date hereof.

(7) Consists of 1,200,000 shares held by Dr. Willson and 650,000 shares that can be acquired by Dr. Willson upon exercise of options to purchase shares held by Dr. Willson within 60 days of the date hereof.

(8) Consists of 7,597,889 shares held by our directors and executive officers and 8,100,000 shares that can be acquired by our directors and executive officers upon exercise of options to purchase shares held by our directors and executive officers within 60 days of the date hereof.

================================================================================


CHANGE  IN  CONTROL

The Company is not aware of any arrangement that might result in a change in control in the future.

EQUITY  COMPENSATION  PLAN  INFORMATION.

The  Company  currently  does not have any equity compensation plans under which shares of the common stock have been authorized for issuance to its officers, directors, employees and consultants.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.


TRI-CON  MINING  GROUP

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group"). Each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. are owned and controlled by Mr. Garry Anselmo, the Company's chief executive officer and chief financial officer and a director. The Company is party to three separate contracts dated January 1, 1997 with the Tri-Con Mining Group, one with each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc.

The Tri-Con Group are operations, exploration and development contractors, and have been employed by the Company under contract since 1972 to carry out all its fieldwork and to provide administrative and management services. Under the current contracts dated January, 1997, the Company pays to the Tri-Con Group an amount equal to 115% of the costs incurred by the Tri-Con Group on behalf of the Company. The costs incurred by the Tri-Con Group include actual costs plus a support charge that is equal to 15% on operating expenditures and 25% on all project acquisition, exploration and development expenditures. Capital purchases are exempt from any support charges. Services of the directors of the Tri-Con Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Group who are also directors of the Company, namely Mr. Anselmo, are not charged. In addition, each agreement requires the Company to pay a base fee of $10,000 CDN (equal to approximately $6500 US) per month to each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. However, the Tri-Con Group has waived payment of the base fee under two of the agreements and is only paid $10,000 CDN (equal to approximately $6500 US) per month in total.

At November 30, 2002, the Company had prepaid $579,745 (2001 - payable of $291,310) to the Tri-Con Group for exploration, development and administration services to be performed during the current fiscal year on behalf of the Company. For the year 2002, the Tri-Con Mining Group's services for the current fiscal year focused mainly on preparation for year round production on its Nolan property, the low-rank coal-water fuel program as well as corporate planning, mining, engineering, and, and administration services at both its field and corporate offices.

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and include interest charged on outstanding balances at the Tri-Con Group's borrowing costs are shown below:

--------------------------------------------------------------------------------
                                                       2002        2001
--------------------------------------------------------------------------------
Exploration, development and field services       $   824,083   $ 116,701
Administrative  and  management  services             194,272     179,740
Research                                              256,954     277,395
--------------------------------------------------------------------------------
                                                  $ 1,275,309   $ 573,836
================================================================================
Amount of total charges in excess of Tri-Con
costs  incurred                                   $   348,634   $ 126,951
================================================================================
Excess amount charged as a percentage of
actual costs incurred                                   27.3%       22.1%
================================================================================

Mr. Garry Anselmo is deemed to have indirectly received a benefit of $348,634 for the fiscal year ended November 30, 2002 and $126,951 for the fiscal year ended November 30, 2001 as the beneficial owner of the Tri-Con Group. Mr. Anselmo exercised options to purchase 3,700,000 shares at an exercise price of $0.15 per share during fiscal 2002. Mr. Anselmo was granted options to purchase 3,000,000 shares at a price of $0.68 per share in December 2002.

Mr. Edward Armstrong was paid $141,225 for the fiscal year ended November 30, 2002 and $132,573 for the fiscal year ended November 30, 2001 by the Tri-Con Group in respect of services provided by Mr. Armstrong to the Company and charged by the Tri-Con Group to the Company. Mr. Armstrong charges the Tri-Con Group at an hourly rate of $75 per hour for his services and the Tri-Con Group charges the Company at $75 per hour plus the contractual mark-up of 15%. Mr. Armstrong was granted options to purchase 2,000,000 common shares at a price of $0.112 during fiscal 2002, which options were exercised by Mr. Armstrong during fiscal 2002 at a time when the market price of the Company's shares was equal to the exercise price. Mr. Armstrong did not hold any stock options as of the end of November 30, 2002. Mr. Armstrong was granted options to purchase 1,500,000 shares at a price of $0.68 per share in December 2002.

Dr. Warrack Willson was paid $126,905 for the fiscal year ended November 30, 2002 and $116,922 for the fiscal year ended November 30, 2001 by the Tri-Con Group in respect of services provided by Dr. Willson to the Company and charged by the Tri-Con Group to the Company. Dr. Willson charges the Tri-Con Group at an hourly rate of $75 per hour for his services and the Tri-Con Group charges the Company at $75 per hour plus the contractual mark-up of 15%. Dr. Willson was granted options to purchase 1,200,000 common shares at a price of $0.125 during fiscal 2002, which options were exercised by Dr. Willson during fiscal 2002. Dr. Willson did not hold any stock options as of the end of November 30, 2002. Dr. Willson was granted options to purchase 650,000 shares at a price of $0.68 per share in December 2002.

Dr. Willson is party to an agreement dated March 19, 2001 whereby he has agreed to act as the vice-president of the Company's fuel technology division for a ten year term. The Company has agreed to pay to Dr. Willson a base salary of $10,000 per month upon the Company obtaining funding to build a low-rank coal-water fuel demonstration facility. In addition, the Company agreed to issue options to purchase 1,200,000 shares at a price of $0.125 per share, which options have been issued and exercised. The obligation to pay the base salary has not been triggered to date and Dr. Willson is compensated by the Tri-Con Group, as discussed above.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits


Exhibit
Number  Description of Exhibit
------  ------------------------------
3.1     Articles  of  the  Company  (1)
3.2     Amendment  to  Articles  of  the  Company  (2)
3.3     Altered  Memorandum  of  the  Company  (3)
4.1     Share  certificate  representing  common  shares  of  the capital of the Company  (1)
10.1 Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 - Grant Mine Property (1)
10.2 Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 - St. Paul Property (1)
10.3 Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 - Hammond Property (4)
10.4 Agreement for the Purchase and Sale of Mining Claims between the Company and Raymond Moore and Joe Hall dated October 9, 1995 - Marshall Dome Property (4)
10.5 Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995 (6)
10.6 Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.7    Amendment  to Change of Control Agreement between the Company and Garry
        L.  Anselmo  (6)
10.8 Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)
10.9 Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.10 Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.11 Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.12 Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
23.1 Consent of Morgan & Company, Chartered Accountants dated February 28, 2003 (6)
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
--------------------------------------------------------------------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on July 15, 1997.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K filed on September 11, 2002.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.
(5)  Filed  as  an  exhibit  to the Company's Annual Report on Form 10-K for the year  ended  November  30,  1996.
(6)  Filed  as  an  exhibit  to  this  Annual  Report  on  Form  10-KSB.

(b)     Reports  on  Form  8-K.


                    Date of Filing
Date of Form 8-K    with the SEC        Description of the Form 8-K
----------------    ------------        ---------------------------------------
September 9, 2002   September 11, 2002  Disclosure  of  the  increase  to  the
                                        Company's  authorized  capital  to
                                        200,000,000 common shares without par value at the Company's extraordinary meeting of shareholders held on
                                        September  9,  2002.


ITEM  14.     CONTROLS  AND  PROCEDURES.

As  required  by  Rule  13a-15  under  the  Securities Exchange Act of 1934 (the

"Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Garry L. Anselmo. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SILVERADO  GOLD  MINES  LTD.



By:  /s/ Garry  L.  Anselmo
     ___________________________________
     Garry  L.  Anselmo,  President
     Chief  Executive  Officer  and  Chief  Financial  Officer
     Director
     Date:     February  28,  2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Garry  L.  Anselmo
     ___________________________________
     Garry  L.  Anselmo,  President
     Chief  Executive  Officer  and  Chief  Financial  Officer
     (Principal  Executive  Officer)
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Director
     February  28,  2003



By:  /s/ James  Dixon
     ___________________________________
     James  Dixon
     Director
     February  28,  2003

                                 CERTIFICATIONS*

I, Garry L. Anselmo, Chief Executive Officer and Chief Financial Officer of Silverado Gold Mines Ltd., certify that;

1.   I  have  reviewed this annual report on Form 10-KSB of Silverado Gold Mines
     Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     February 28, 2003   /s/ Garry L. Anselmo
                              ___________________________________________
                              (Signature)
                              Chief Executive Officer and Chief
                              Financial Officer
                              ___________________________________________
                              (Title)