Form 10QSB
period 2003-02-28
SILVERADO GOLD MINES LTD
filed 2003-04-15
CIK 731727

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For  the  quarterly  period  ended     FEBRUARY  28,  2003


[__] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
         For  the  transition  period            to


         Commission  File  Number     0-12132
                                      -------

                            SILVERADO GOLD MINES LTD.
          ----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

BRITISH  COLUMBIA                              98-0045034
-----------------------------------            ----------
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

                                      None
          --------------------------------------------------------
          (Former  name, former address and former fiscal year, if
                          changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X]  Yes      [__]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 111,108,986 Shares of no par value Common Stock outstanding as of April 9, 2003

--------------------------------------------------------------------------------
SILVERADO  GOLD  MINES  LTD.
Consolidated  Balance  Sheets
(Expressed  in  United  States  Dollars)
--------------------------------------------------------------------------------



----------------------------------------------------------------------------
                                               February 28,     November 30,
                                                  2003             2002
----------------------------------------------------------------------------
                                               (unaudited)
Assets
Current assets:
  Cash                                        $  2,435,727   $    905,000
  Gold inventory                                    10,149         10,149
  Accounts receivable                                6,655          8,348
                                              ----------------------------


                                                 2,452,531        923,497

Exploration and development advances
(note 3)                                           490,433        579,745
Mineral properties                               3,815,262      2,274,027
                                              ----------------------------


                                                 6,758,226      3,777,269
                                              ----------------------------


Buildings, plant and equipment                   4,957,072      4,696,903
  Accumulated depreciation                      (2,352,444)    (2,291,919)
                                              ----------------------------


                                                 2,604,628      2,404,984
                                              ----------------------------


                                              $  9,362,854   $  6,182,253
                                              ----------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities         560,960        660,248
  Loans payable secured by gold inventory           35,729         35,729
  Mineral claims payable                                 -        140,000
  Debentures, current portion (note 6 (a))         140,000        140,000
  Debenture, current portion (note 6 (b))           75,000         75,000
  Current portion of capital lease obligation
   (note 7)                                        125,000              -
  Replacement debentures, current portion
  (note 3)                                         612,295        476,978
                                              ----------------------------


                                                 1,548,984      1,527,955
                                              ----------------------------

Debentures (note 6 (a))                            389,770        644,331

Capital lease obligations (note 7)                 966,320        946,150

Stockholders' equity:
  Common stock:
   Authorized: 200,000,000 common shares
   Issued and outstanding:
    February 28, 2003- 107,725,788
    November 30, 2002 - 98,086,631              59,872,362     55,271,191
  Shares to be issued                              654,405        268,613
  Other capital                                    228,277        128,107
  Accumulated deficit                          (54,297,264)   (52,604,094)
                                              ----------------------------


                                                 6,457,780      3,063,817
                                              ----------------------------


                                              $  9,362,854   $  6,182,253
--------------------------------------------------------------------------




Continuing  operations  (note  2)
Subsequent  events  (note  10)
See  accompanying  notes  to  unaudited  consolidated  financial  statements.

--------------------------------------------------------------------------------
SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Operations
(Expressed  in  United  States  Dollars)
--------------------------------------------------------------------------------



-----------------------------------------------------------------------
                                           Three months   Three months
                                              ended          ended
                                            February 28,  February 28,
                                               2003          2002
                                            (unaudited)   (unaudited)
-----------------------------------------------------------------------
Revenue from gold sales                     $         -   $       971

Mining,  processing, and development
 costs                                                -        18,229
                                            --------------------------



Total operating costs                                 -        18,229
Interest and other income                         3,950             -
                                            --------------------------
Income (loss) before the
undernoted                                        3,950       (17,257)

Other expenses:

  Accounting and audit                            4,629         6,182
  Advertising and Promotion                     217,891        13,896
  Consulting Fees                               993,171       236,084
  Depreciation                                   60,524        74,519
  General exploration                                 -        32,232
  Interest on debentures                         23,779        45,005
  Legal                                          26,151          (201)
  Loss (gain) on foreign exchange               (13,161)       (6,343)
  Management services from related
  party                                          63,183        45,051
  Office expenses                               253,450        42,219
  Other interest and bank charges                   980         2,571
  Reporting and investor relations                2,034             -
  Research                                       59,154        55,288
  Transfer agent fees and mailing
  expenses                                        5,335         3,977
----------------------------------------------------------------------
                                              1,697,120       550,480

Loss and comprehensive loss for the period  $(1,693,170)  $  (567,737)
----------------------------------------------------------------------

Loss per share - basic and diluted          $     (0.02)  $     (0.01)


Weighted average number of
common shares outstanding                    99,673,318    44,536,354
----------------------------------------------------------------------





--------------------------------------------------------------------------------


SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  Dollars)
--------------------------------------------------------------------------------





                                          Three months   Three months
                                             ended          ended
                                           February 28,  February 28,
                                              2003           2002
                                           (unaudited)   (unaudited)
                                           ------------  ------------
Cash provided by (used in):

Operating activities:
Loss for the period                        $(1,693,170)  $  (567,737)
Adjustments to reconcile loss to net
cash used by operating activities
  Depreciation, an item not
  involving cash                                60,524        74,519
  Stock based compensation                     602,712             -
  Changes in non-cash operating
   working capital:
    Accounts receivable                          1,693      (244,355)
    Gold inventory                                   -           971
    Receivable from related party                    -       121,390
    Accounts payable and accrued
    liabilities:                               (76,863)     (110,729)
    Increase (decrease) in mineral
    claims payable:                           (140,000)            -
----------------------------------------------------------------------
                                            (1,245,104)     (725,941)
Financing activities:
  Shares issued for cash                     4,342,750     1,218,957
  Share subscriptions received                       -        30,000
  Due to related party                               -      (291,310)
----------------------------------------------------------------------
                                             4,342,750       957,647
Investing activities:
  Advances for Exploration and
  development                                   89,312             -
  Mineral claims and options expenditures,
  net of recoveries                         (1,541,235)            -
  Purchase of equipment                       (114,996)       (1,160)
                                            --------------------------

                                            (1,566,919)       (1,160)

Increase in cash                             1,530,727       230,546
----------------------------------------------------------------------
Cash, beginning of period                      905,000        17,093
----------------------------------------------------------------------

Cash, end of the period                    $ 2,435,727   $   247,639
----------------------------------------------------------------------

Supplementary disclosure with
respect to cash flow
(note 5)
----------------------------------------------------------------------



--------------------------------------------------------------------------------
SILVERADO  GOLD  MINES  LTD.
Consolidated  Statements  of  Stockholders'  Equity
(Expressed  in  U.S.  Dollars)
Three months ended February 28, 2003 and Year ended November 30, 2002
--------------------------------------------------------------------------------




                            ----------------------------------------------------
                                               COMMON  STOCK
                            ----------------------------------------------------
                                Number                             Additional
                                of                     Shares      Paid
                                common     Share       to be       in
                                shares     Capital     issued      Capital
                            ----------------------------------------------------
Balance,
November 30, 2001            42,423,988  $47,000,034         -
--------------------------------------------------------------------------------
Year ended November 30, 2002

 Loss for the year                    -            -         -

 Shares issued:

  On exercise of options for
  cash                        6,900,000      925,000

  Shares to be issued                                  268,613

  On exercise of warrants
  for cash                   16,250,000    1,970,000

  Shares issued for
  consulting fees             4,793,335    1,232,551

  Private placements for
  cash                       20,775,000    2,922,000

  Shares issued in lieu of
  payment for debentures      6,944,308    1,221,606

  Stock option grants                                            292,320
                            ---------------------------------------------
                             55,662,643    8,271,157   268,613   292,320
                            ---------------------------------------------
Balance, November 30, 2002   98,086,631  $55,271,191  $268,613  $292,320

Three months ended
 February 28, 2003

 Loss for the period                  -            -         -

 Shares issued:

  On exercise of options for
  cash                        2,525,582    1,070,000

 Shares to be issued                                   385,792
  On exercise of warrants
  for cash                       65,000       22,750
  Shares issued for
  consulting fees               266,666      116,750
  Private placements for
  cash                        6,409,091    3,250,000
  Shares issued in lieu of
  payment for debentures        372,818      141,671
  Stock option grants
                              9,639,157    4,601,171   385,792         -
                            ---------------------------------------------
Balance, February 28, 2003  107,725,788  $59,872,362  $654,405  $292,320
-------------------------------------------------------------------------




                            ---------------------------------------------
                                      OTHER  CAPITAL
                            ---------------------------------------------
                               Deferred    Accumu-
                               Compen-     lated
                               sation      deficit         Total
                            ---------------------------------------------
Balance, November 30, 2001                   $(48,848,693)  $ (1,848,659)
                            ---------------------------------------------
Year ended November 30, 2002

  Loss for the year                            (3,755,401)    (3,755,401)

  Shares issued:

  On exercise of options for
  cash                                                           925,000

  Shares to be issued                                            268,613
  On exercise of warrants
  for cash                                                     1,970,000

  Shares issued for
  consulting fees                                              1,232,551

  Private placements for
  cash                                                         2,922,000

  Shares issued in lieu of
  payment for debentures                                       1,221,606

  Stock option grants           (164,213)                        128,107
                            ---------------------------------------------

Balance, November 30, 2002      (164,213)      (3,755,401)     4,912,476
                            ---------------------------------------------
                            $   (164,213)    $(52,604,094)  $  3,063,817

Three months ended  February 28, 2003

  Loss for the period                          (1,693,170)    (1,693,170)

  Shares issued:
  On exercise of options for
  cash                                                         1,070,000

  Shares to be issued                                            385,792

  On exercise of warrants
   for cash                                                       22,750

  Shares issued for
  consulting fees                                                116,750

  Private placements for
  cash                                                         3,250,000

  Shares issued in lieu of
  payment for debentures                                         141,671

  Stock option grants            100,170                         100,170
                            ---------------------------------------------
                                 100,170       (1,693,170)     3,393,963
                            ---------------------------------------------
Balance, February 28, 2003  $   ((64,043)    $(54,297,264)    $6,457,780
-------------------------------------------------------------------------


See  accompanying  notes  to  the  consolidated  financial  statements

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2003  and  February  28,  2002


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

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States or Canadian generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2003, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the three-month periods ended February 28, 2003, and February 28, 2002, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 2002.



2.     Continuing  operations:

At February 28, 2003, the Company had working capital of $903,547, up from a working capital deficiency of $604,459 at November 30, 2002, primarily as a result of increased funding from issuances of common stock and a significant reduction of its debt. The Company paid the arrears of required mineral claims and option payments on certain of its mineral properties on January 27, 2003, in the amount of $140,000.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and buildings, plant and equipment is dependent on the Company's ability to obtain additional financing to fund its operations and acquisition, exploration and development activities, the discovery of economically recoverable ore on its properties, and the attainment of profitable operations.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2003,  and  February  28,  2002

2.     Continuing  operations  (continued):

The Company plans to continue to raise capital through private placements and warrant issues. The Company is exploring other business opportunities including the development of low rank coal water fuel as a replacement fuel for oil fired industrial boilers and utility generators.

3.     Related  party  transactions:

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group") All of which are controlled by a director of the Company. The Tri-Con Mining Group are operations, exploration, and development contractors, and have been employed by the Company under contract since 1972 to carry out all of its fieldwork and to provide administrative and management services. Under its current contract dated January, 1997 work is charged at cost plus 15% for operations and cost plus 25% for exploration and development. Cost includes a 15 % charge for office overhead. Services of the directors of the Tri-Con Mining Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Mining Group who are also directors of the Company are not charged. At February 28, 2003, the Company had prepaid $490,433 to the Tri-Con Mining Group for exploration, development and administration services to be performed during the current fiscal year on behalf of the Company. The Tri-Con Mining Group's services for the current fiscal year are focusing mainly on the Company's low rank coal water fuel program as well as corporate planning and preparation for year round production on its Nolan property, and administration services at both its field and corporate offices.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2003,  and  February  28,  2002

3.     Related  party  transactions  (continued):
The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

-----------------------------------------------------------------
                                       February 28,  February 28,
                                            2003       2002
-----------------------------------------------------------------
Operations and field services                   -   $  3,168
Exploration and development services    1,009,269     49,811
Administrative and management
services                                   56,482     44,950
Research                                   59,154     55,288
---------------------------------------------------------------
                                       $1,124,905   $153,217

Amount of total charges in excess of
 Tri-Con costs incurred                $  457,186   $ 35,155
---------------------------------------------------------------

Excess amount charged as a percentage
of actual costs incurred                     40.6%      22.9%
---------------------------------------------------------------

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2003,  and  February  28,  2002


4.     Loss  per  share:

Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.
5.     Supplementary  cash  flow  information:
Supplemental  non-cash  investing  and  financing  activities:

                          ---------------------------
                          February 28,  February 28,
                              2003        2002
                          ---------------------------
Purchase of fixed assets
 under capital lease      $(145,170)  $      -
Related party advances            -    555,000
Issuance of shares for:
Debentures                  119,245    162,897
Interest on debentures       22,426          -
Consulting services         116,750    183,084
Capital lease obligation    145,170          -



6.     Debentures:

On March 1, 2001, the Company completed negotiations to restructure its $2,000,000 convertible debentures. The Company issued replacement debentures in the aggregate amount of $2,564,400 consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001.

(a) The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On December 11, 2002, the Company issued 372,818 shares at the average market price of $0.38 to the holders of the replacement debenture to satisfy the quarterly payments due November 30, 2001. The value of the transaction consists of $119,245 of principal and $22,426 of interest. As at February 28, 2003, $1,860,000 plus $524,892 of accrued interest has been exchanged for replacement debentures. Of its aggregate amount $1,002,065, $612,295 is classified as a current liability and $389,770 has been classified as non-current. Remaining debentures of $140,000, plus accrued interest of $56,426 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

(b) In February 1999 the Company issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and was due February 28, 2002. However, subsequent to February 28, 2003, the Company began re-payment of the $75,000 debenture.

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2003,  and  February  28,  2002

7.   Lease  purchase  agreement:

On October 11, 2002, the Company entered into a lease purchase agreement whereby the Company would purchase three dump trucks, an underground loader, two surface loaders, and other equipment valued at a total of $1,496,150. The agreement required payment upon signing of $550,000 (paid) and future payments beginning on December 1, 2003 for the balance of the purchase price plus interest. The payment schedule requires the payment of $100,000 on or before December 1, 2003 and 24 equal payments thereafter in an amount to be determined. The amount of the payments shall be determined based on the amount of the equipment and other expenses which are added to the lease before December 1, 2003. The payments will be sufficient to amortize the total balance outstanding once all costs are included over the 24 payments. On February 14, 2003, the Company entered into another lease purchase agreement whereby the Company would purchase one grader, one dozer, three light towers and other equipment worth approximately $250,170. The agreement required a down payment upon signing of $105,000 which was paid February 16, 2003, one payment of $25,000 due December 1, 2003, and 24 equal payments of an amount to be determined. The amount of the payments shall be determined based on the amount of the equipment and other expenses which are added to the lease before December 1, 2003. The payments will be sufficient to amortize the total balance outstanding once all costs are included over the 24 payments. As at February 28, 2003, the total amount outstanding under the lease purchase agreements was $1,091,320. The lease payment schedule below is calculated on this amount using an interest rate of 15% per annum as is implied in the lease agreement. The Company is required to maintain the equipment in good working order and is also required to maintain adequate insurance on the equipment.

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive life, which is estimated to be 10 years. Amortization on assets under capital leases charged to expense in the three months ended February 28, 2003 was $43,658.

A minimum future lease payment under capital leases as of February 28, 2003 for each of the next five years and in the aggregate is:


                                        Amount
                                     -----------
November 30, 2003                    $        -
November 30, 2004                       687,243
November 30, 2005                       562,243
November 30, 2006                             -
November 30, 2007                             -
                                     -----------
Total minimum lease payments          1,249,486
Less:  Amount representing interest     158,166
                                     -----------
                                      1,091,320
Less:  Current portion                  125,000
                                     -----------
                                     $  966,320
                                     ===========

SILVERADO  GOLD  MINES  LTD.
Notes  to  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  Dollars)

Three  months  ended  February  28,  2003,  and  February  28,  2002



8.     Litigation:

The Company currently is not a party to any material legal proceedings and, to the Company's knowledge, no such proceedings are threatened or contemplated.


9.     Interest  and  other  income:

During normal course of business the Company earns interest on its bank deposits. As at February 28, 2003, the Company had earned $3,950 of interest on its bank deposits.

10.     Subsequent  events:

(a) On March 10, 2003, the Company released 35 claims on the Marshall Dome Property and paid a settlement of $12,121 to the property owners.

(b) On March 12, 2003, the Company repaid $21,697 of principal to the holder of the $75,000 debenture. In addition, the Company paid interest of $3,750 to the holder.

(c) Also on March 12, 2003, the Company repaid a loan in the amount of $27,856. This amount is included in the loans payable total in the balance sheet.

(d) Also on March 13, 2003, the Company issued 108,333 shares to the consultants for a portion of their services under the terms of the agreements as reported on form S-8.

(e) On April 9, 2003, the Company issued 3,274,865 shares to the replacement debenture holders at the price of $0.18 to satisfy the quarterly payments of principal and interest.

Item  2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

FORWARD-LOOKING  STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Silverado's capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Silverado files with the SEC. These factors may cause Silverado's actual results to differ materially from any forward-looking statement. Silverado disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Subsequent to November 30, 2002, the Company completed additional equity financings that enabled the Company to have sufficient working capital to proceed with its plan of operations. In addition to these funds, the Company will require funding in the amount of approximately $7,000,000 in order to fund its ongoing operating and administrative expenses over the next twelve months. This amount will be offset by expected gold revenues from summer gold production. See the discussion of the Company's cash resources and working capital below under Liquidity and Financial Condition and also see the Risk Factors described below.


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

The Company plans to spend approximately $825,000 on exploration activities during the next twelve months. This amount will fluctuate depending on the funds that the Company has available for exploration. See the discussion of the Company's cash resources and working capital below under Liquidity and Financial Condition and also see the Risk Factors described below.

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


RESULTS  OF  OPERATIONS

Three months ended February 28, 2003 compared to the three months ended February 28, 2002.

Revenues

Revenue from gold sales decreased to $nil for the three months ended February 28, 2003, from $971 for the three months ended February 28, 2002. Revenue in 2002 was attributable to sales of existing gold inventory.

The Company anticipates that significant revenues will not be achieved until the Company is able to extract gold from the current ore that has been extracted from current mining operations at the Nolan Gold Project. Revenues are planned to be generated from gold extracted from the ore that is currently being mined at the Nolan Gold Project. Extraction activities will not commence until summer 2003 when available melt water will allow the processing of ore to separate gold. Revenues are not anticipated to be realized until the Company's third quarter at the earliest. The Company cannot give investors estimates as to the revenues that will be realized from gold recoveries during fiscal 2003 due to the uncertainties of gold mining.

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

Operating  Costs

The Company did not incur any operating costs during the three months ended February 28, 2003, due to the fact that the Company did not achieve production from mining activities during the three-month period. Operating costs during the three months ended February 28, 2002 were $18,229. When mining is achieved, operating costs are anticipated to be comprised primarily of mining, processing and development costs associated with the Nolan Gold Project.

The Company incurred development costs in the amount of $1,541,235 on the Nolan Gold Project during the three months ended February 28, 2003. These development costs were incurred in connection with mining activities at the Nolan Gold Project that are anticipated to allow the Company to go into production on the property with revenue expected to commence by the summer of 2003. These development costs were capitalized in accordance with the Company's policy to capitalize development expenses prior to production. Development expenses at the Nolan Gold Project will be expensed as operating costs once production at the Nolan Gold Project commences. As production is anticipated to commence in this current fiscal year, the Company anticipates that it will report substantial operating costs during the year ended November 30, 2003.

Other  Expenses

The Company's other expenses increased to $1,697,120 for the three months ended February 28, 2003 compared to $550,480 for the three months ended February 28, 2002, representing an increase of $1,146,640 or 208%. The increase in other expenses was primarily attributable to increases in general overhead expenses attributable to increased development activities and increases in consulting fees during the year ended November 30, 2002.

Management services attributable to the activities of the Tri-Con Group increased to $63,183 for the three months ended February 28, 2003 compared to $45,051 for the three months ended February 28, 2002, representing an increase in the amount of $18,132 or 40%. This increase was primarily the result of increased activity by the Company on its mineral properties, including the start-up of development operations at the Nolan Gold Project.

The Company did not incur any exploration expenses for the three months ended February 28, 2003, compared to $32,232 for the three months ended February 28, 2002. The Company anticipates that these expenses will increase in the summer exploration season if the Company proceeds with its planned drilling and exploration activities on the Eagle Creek, Ester Dome and Hammond properties.

Research activities attributable to the low-rank coal-water fuel technology increased to $59,154 for the three months ended February 28, 2003 compared to $55,288 for the three months ended February 28, 2002, representing an increase in the amount of $3,866 or 7%. Research activities were primarily in connection with the submission of the Company's application for a grant to the Department of Energy. The Company anticipates that these expenses will not increase during the current fiscal year based on the Company's decision to re-submit its application for the second round of financing. The Company does not expect significant increases in research expenses as the Company continues to focus its efforts to put the Nolan Gold Project into production.

Office expenses increased to $253,450 for the three months ended February 28, 2003, compared to $42,219 for the three months ended February 28, 2002, representing an increase of $211,231. This increase related to general operations of the Company and an increase in activity of the Company's offices in Fairbanks, Alaska relating to the Company's mining activities at the Nolan Gold Project.

Consulting fees increased to $993,171 for the three months ended February 28, 2003 compared to $236,084 for the three months ended February 28, 2002, representing an increase of $757,087. The increase was attributable to stock based compensation paid to our consultants during the year. Compensation was recorded based on the quoted market price of the Company's shares as of the date of issue.

Loss

The Company's loss increased to $1,693,170 for the three months ended February 28, 2003 compared to $567,737 for the three months ended February 28, 2002 representing an increase of $1,125,433. This increase in the Company's loss was primarily attributable to the increases in the Company's other expenses, as discussed above. The Company anticipates that it will continue to incur a loss until such time as the Company can achieve significant revenues from sales of gold processed from the Nolan Gold Project's gold sales later in 2003. While increased revenues are anticipated in the current fiscal year, revenues from the Nolan Gold Project will be offset by mining and processing expenses that will be triggered once the Company enters production at the Nolan Gold Project.


LIQUIDITY  AND  FINANCIAL  CONDITION

Cash  and  Working  Capital

The Company had cash of $2,435,727 as at February 28, 2003, compared to cash of $905,000 as at November 30, 2002. The Company had working capital of $903,547, compared to a working capital deficiency of $604,458 as of November 30, 2002. The increase in the Company's working capital was primarily the result of equity financings completed during the three months ended February 28, 2003.

The Company will require additional financing during the current fiscal year due to its plan of operations for the Nolan Gold Project, its planned exploration activities and its plan to re-submit a grant application to the Department of Energy. The Company is able to proceed with its plan of operations for approximately six months based on its current cash reserves. While financing requirements will be off-set by revenues generated from gold sales, these revenues are not anticipated to cover all financing requirements. In addition, revenues will be subject to the quantity of gold recovered.

Cash  used  in  operating  activities

Cash used in operating activities increased to $1,245,104 for the three months ended February 28, 2003, compared to $725,941 for the three months ended February 28, 2002. The Company funded the cash used in operating activities primarily through equity sales of its common shares.

Financing  Activities

Cash provided by financing activities increased to $4,342,750 for the three months ended February 28, 2003, compared to $957,647 for the three months ended February 28, 2002. Of the cash provided by financing activities during the quarter, a total of $4,342,750 was provided by share issuances. Cash provided by financing activities was used to fund the Company's operating and financing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of the Company's common shares as of the date of the financing.

The Company anticipates continuing to rely on equity sales of its common shares in order to continue to fund its business operations. Issuances of additional shares will result in dilution to existing shareholders of the Company.

Investing  Activities

The Company used $1,566,919 in investing activities during the three months ended February 28, 2003, compared to $1,160 during the three months ended February 28, 2002, representing an increase of $1,565,759. The increase was due to the determination of the Company to proceed with equipment leases and development activities in connection with the mining operations at the Nolan
Gold  Project  and  the  capitalization  of  these  costs.

The Company incurred development costs in the amount of $1,528,971 on the Nolan Gold Project during the three months ended February 28, 2003. These amounts were capitalized and are included in the Company's consolidated statements of cash flows as investing activities under the caption "mineral claims and options expenditures, net of recoveries".

On October 11, 2002, the Company entered into a lease purchase agreement whereby the Company would purchase three dump trucks, an underground loader, two surface loaders, and other equipment valued at a total of $1,496,150. The agreement required payment upon signing of $550,000 (paid) and future payments beginning on December 1, 2003 for the balance of the purchase price plus interest. The payment schedule requires the payment of $100,000 on or before December 1, 2003 and 24 equal payments thereafter in an amount to be determined. The amount of the payments shall be determined based on the amount of the equipment and other expenses which are added to the lease before December 1, 2003. The payments will be sufficient to amortize the total balance outstanding once all costs are included over the 24 payments. On February 14, 2003, the Company entered into another lease purchase agreement whereby the Company would purchase one grader, one dozer, three light towers and other equipment worth approximately $250,170. The agreement required a down payment upon signing of $105,000 which was paid February 16, 2003, one payment of $25,000 due December 1, 2003, and 24 equal payments of an amount to be determined. The amount of the payments shall be determined based on the amount of the equipment and other expenses which are added to the lease before December 1, 2003. The payments will be sufficient to amortize the total balance outstanding once all costs are included over the 24 payments. As at February 28, 2003, the total amount outstanding under the lease purchase agreements was $1,091,320. The lease payment schedule below is calculated on this amount using an interest rate of 15% per annum as is implied in the lease agreement. The Company is required to maintain the equipment in good working order and is also required to maintain adequate insurance on the equipment. The capital lease payments will not impact the Company's operating costs until its 2004 fiscal year. The Company is required to complete future lease payments of $687,243 during the 2004 fiscal year and $562,243 during the 2005 fiscal year.

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

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

                                        -----------------------

                                       February 28,  February 28,
                                           2003         2002
                                        -----------------------
Operations and field services                    -   $  3,168
Exploration and development services     1,009,269     49,811
Administrative and management services      56,482     44,950
Research                                    59,154     55,288
                                        -----------------------
                                        $1,124,905   $153,217

Amount of total charges in excess of
Tri-Con costs incurred                  $  457,186   $ 35,155
                                        -----------------------

Excess amount charged as a percentage
of actual costs incurred                      40.6%      22.9%
                                        -----------------------




Debt  Re-Structuring

On March 1, 2001, the Company completed negotiations to restructure its $2,000,000 convertible debentures. The Company approved the issuance of replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount of the original debentures, plus all accrued interest accrued on the original debentures to March 1, 2001. The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price for the 30 day period prior to the payment being made. The Company did not make any cash payments of principal or interest during the three months ended February 28, 2003. Accordingly, the Company completed the following issuances of shares in satisfaction of amounts of principal and interest due under the replacement debentures during 2003:

a) On December 11, 2002, the Company issued 372,818 shares to the holders of the replacement debentures, at the average market price of $0.38 per share, to satisfy the quarterly payments of principal and interest due November 30, 2002. The transaction consists of $119,245 of principal and $22,426 of interest.

As at February 28, 2003, original convertible debentures of $1,860,000 plus $524,892 of interest had been exchanged for replacement debentures. The amount of the replacement debentures outstanding as of February 28, 2003 was $1,002,065, of which $612,295 is classified as a current liability and $389,770 has been classified as a non-current liability. Remaining original convertible debentures of $140,000 plus accrued interest of $108,204 are in default and are recorded as current liabilities. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

Mineral  Properties

On January 27, 2003, the Company completed its option payments on the Hammond River property in the amount of $140,000 and, as a result of this payment all of the Company's mineral claims and options are current.

During the three months ended February 28, 2003, the Company released its interest in the 35 claims on the Marshall Dome Property that had been previously acquired by the Company pursuant to an agreement of purchase and sale. The Company paid a settlement of $12,121 to the property owners and has no further liability under the agreement of purchase and sale and has no further interest in the claims.

Future  Financings

The Company also anticipates continuing to rely on equity sales of its common shares in order to continue to fund its business operations. Issuances of additional shares will result in dilution to existing shareholders of the Company. In The Company is continuing in its attempt to obtain a grant of $10,000,000 in order to proceed with establishing the commercial viability of the Company's low-rank coal-water fuel business. The first round of grants on the Clean Coal Power Initiative was released by the Department of Energy and the Company's application for a grant was not approved. The Company plans to re-submit its application to the Department of Energy for the second round of grants in September of 2003. There is no assurance that the Company will achieve any of additional sales of its equity securities or arrange for debt or other financing for its planned business expansion.

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

Mineral  Properties

The Company confines its exploration activities to areas from which gold has previously been produced or to properties, which are contiguous to such areas and have demonstrated mineralization. The Company capitalizes the costs of acquiring mineral claims until such time as the properties are placed into production or abandoned. Expenditures for mine development are capitalized when the properties are determined to have economically recoverable, proven reserves but are not yet producing at a commercial level. Once a property reaches commercial levels of production operating costs will be charged against related revenues. Based on the application of this accounting policy, the expenditures incurred in development of the Nolan Gold Project during fiscal 2002 and first quarter of 2003 were capitalized. Development expenses at the Nolan Gold
Project will be expensed as operating costs once production at the Nolan Gold Project commences.

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

RISK  FACTORS

Silverado faces risks in completing its exploration and development plans and achieving revenues. The following risks are material risks that Silverado faces. Silverado also faces the risks identified elsewhere in the Company's

Annual Report on Form 10-KSB for the year ended November 30, 2002, in this Quarterly Report on Form 10-QSB and its other filings with the Securities and Exchange Commission. If any of these risks occur, Silverado's business, its ability to achieve revenues, its ability to produce gold, its operating results and its financial condition could be seriously harmed.

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

Estimates of proven and probable reserves are subject to considerable uncertainty. These estimates of proven and probable reserves include the estimates contained in the Company's Annual Report for the year ended November 30, 2002. Such estimates are arrived at using standard acceptable geological techniques, and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Geologists use feasibility studies to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that the Company's reported proven and probable reserves reflect actual quantities of gold that can be economically processed and mined by the Company.

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

Silverado  is  currently  not  earning  revenues.

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


Item  2     Changes  in  Securities  and  Use  of  Proceeds.

The Company completed the following unregistered sales of its securities during the three months ended February 28, 2003:

1. On December 11, 2002, the Company issued 372,818 shares to the holders of the replacement debentures, at the average market price of $0.38 per share. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act.

2. On December 16, 2002, the Company completed a private placement of 400,000 units at a price of $0.50 per unit for total proceeds of $200,000. Each unit consists of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.75 until June 16, 2003. The sales were completed pursuant to Regulation S of the Act on the basis that the sales were made in an off-shore transaction, that the investor is a non-U.S. person and that no directed selling efforts were made in the United States, each as defined under Regulation S of the Act. A commission of $16,000, or 8% of the proceeds, was paid in connection with the offering. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

3. On December 18, 2002, the Company completed a private placement of 2,000,000 units at a price of $0.50 per unit for total proceeds of $1,000,000 to one investor. Each unit consisted of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.75 until December 20, 2003. The investor was granted the option to purchase an additional 1,162,791 units at a price of $0.43 per unit. Each option was exercisable up to the date that was three weeks from the date of the closing of the private placement. Each unit that was the subject of the option consisted of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitled the holder to purchase one common share at a price of $0.75 until December 20, 2003. The sales were completed pursuant to Regulation S of the Act on the basis that the sales were made in off-shore transactions, that the investor is a non-U.S. person and that no directed selling efforts were made in the United States, each as defined under Regulation S of the Act. A commission of $100,000, or 10% of the proceeds, was paid in connection with the offering. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

4. On December 18, 2002, the Company completed a private placement of 2,000,000 units at a price of $0.50 per unit for total proceeds of $1,000,000 to one investor. Each unit consisted of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.75 until December 20, 2003. The investor was granted the option to purchase an additional 1,162,791 units at a price of $0.43 per unit. Each option was exercisable up to the date that was three weeks from the date of the closing of the private placement. Each unit that was the subject of the option consisted of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitled the holder to purchase one common share at a price of $0.75 until December 20, 2003. The sales were completed pursuant to Regulation S of the Act on the basis that the sales were made in off-shore transactions, that the investor is a non-U.S. person and that no directed selling efforts were made in the United States, each as defined under Regulation S of the Act. A commission of $100,000, or 10% of the proceeds, was paid in connection with the offering. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

5. On December 23, 2002, the Company completed a private placement of 1,100,000 units at a price of $0.50 per unit for total proceeds of $550,000. Each unit consists of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.75 until December 18, 2003. The sales were completed pursuant to Regulation S of the Act on the basis that the sales were made in an off-shore transaction, that the investor is a non-U.S. person and that no directed selling efforts were made in the United States, each as defined under Regulation S of the Act. No commissions or fees were paid in connection with the offering. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

6. On January 9, 2003 65,000 common share purchase warrants were exercised at a price of $0.35 for total proceeds of $22,750 and the Company issued 65,000 common shares from the treasury. The sales were completed pursuant to Regulation D of the Act on the basis that the purchaser was a U.S. person, as defined under


Regulation D of the Act. No commissions or fees were paid. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to exemptions from the registration requirements of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

7. On January 10, 2003, the Company completed a private placement of 909,091 units at a price of $0.55 per unit. Each unit consists of one common share and one-half of a common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.83 until July 2, 2003. The sales were completed pursuant to Regulation S of the Act on the basis that the sales were made in an off-shore transaction, that the investor is a non-U.S. person and that no directed selling efforts were made in the United States, each as defined under Regulation S of the Act. No commissions or fees were paid in connection with the offering. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

8. On January 14, 2003, 1,162,791 options were exercised at a price of $0.43 per unit for total proceeds of $500,000. Each unit of the option consists of one common share, and one-half of a common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.75 until December 20, 2003. The option was originally granted pursuant to a private placement completed on December 18, 2002. The sales were completed pursuant to Regulation S of the Act on the basis that the sales were made in an off-shore transaction, that the investor is a non-U.S. person and that no directed selling efforts were made in the United States, each as defined under Regulation S of the Act. A commission of $50,000, or 10% of the proceeds, was paid in connection with the exercise of options. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

9. On January 14, 2003, 1,162,791 options were exercised at a price of $0.43 per unit for total proceeds of $500,000. Each unit of the option consists of one common share, and one-half of a common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.75 until December 20, 2003. The option was originally granted pursuant to a private placement completed on December 18, 2002. The sales were completed pursuant to Regulation S of the Act on the basis that the sales were made in an off-shore transaction, that the investor is a non-U.S. person and that no directed selling efforts were made in the United States, each as defined under Regulation S of the Act. A commission of $50,000, or 10% of the proceeds, was paid in connection with the exercise of options. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Item  3          Default  Upon  Senior  Securities

The Company is in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $56,426. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures


Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during our first quarter ended February 28, 2003.


Item  5          Other  Information

None.


Item  6          Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

--------------------------------------------------------------------------------
Exhibit Number     Description of Exhibit
--------------------------------------------------------------------------------
3.1     Articles  of  the  Company  (1)
3.2     Amendment  to  Articles  of  the  Company  (2)
3.3     Altered  Memorandum  of  the  Company  (3)
4.1     Share  certificate  representing  common  shares  of  the capital of the
        Company  (1)
10.1 Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 - Grant Mine Property(1)
10.2 Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated
        May 12, 1979 - St.  Paul  Property  (1)
10.3 Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 - Hammond Property (4)
10.4 Agreement for the Purchase and Sale of Mining Claims between the Company and Raymond Moore and Joe Hall dated October 9, 1995 - Marshall Dome Property (4)
10.5 Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995 (6)
10.6 Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.7    Amendment  to Change of Control Agreement between the Company and Garry
        L.  Anselmo  (6)
10.8 Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)
10.9 Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.10 Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)

10.11 Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.12 Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906  of  the  Sarbanes-Oxley  Act  of  2002  (7)
--------------------------------------------------------------------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on July 15, 1997.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K filed on September 11, 2002.
(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.
(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)     Filed  as  an  exhibit  to  this  Quarterly  Report  on  Form  10-QSB


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended February 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SILVERADO  GOLD  MINES  LTD.


DATE:     April  14,  2003
                                               /s/ Garry  L.  Anselmo
                                               ____________________________
                                               Garry  L.  Anselmo
                                               President
                                               Chief  Executive  Officer
                                               (Principal  Executive  Officer)
                                               Chief  Financial  Officer
                                               (Principal  Financial  Officer)

                                 CERTIFICATIONS*

I, Garry L. Anselmo, Chief Executive Officer and Chief Financial Officer of Silverado Gold Mines Ltd., certify that;

1. I have reviewed this quarterly report on Form 10-QSB of Silverado Gold Mines Ltd.;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:     April  14,  2003     /s/ Garry  L.  Anselmo
                               ___________________________________________
                              (Signature)

                              Chief Executive Officer and
                              Chief Financial Officer
                              ___________________________________________
                              (Title)