Form 10QSB
period 2003-05-31
SILVERADO GOLD MINES LTD
filed 2003-07-15
CIK 731727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]        Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended     MAY 31, 2003

[__]       Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                 to

Commission File Number            0-12132

SILVERADO GOLD MINES LTD.

            (Exact name of small Business Issuer as specified in its charter)

BRITISH COLUMBIA                                                                 98-0045034

(State or other jurisdiction of                                                       (IRS Employer Identification No.)

incorporation or organization)

Suite 505, 1111 West Georgia Street

Vancouver, British Columbia

Canada                                                                                    V6E 4M3

(Address of principal executive offices)                                         (Zip Code)

Issuer’s telephone number, including area code:                           604-689-1535

None

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 113,842,318 Shares of no par value Common Stock outstanding as of July 3, 2003

SILVERADO GOLD MINES LTD.
Consolidated Balance Sheets
(Expressed in United States Dollars)

	May 31, 2003	November 30, 2002

	(unaudited)
Assets
Current assets:
Cash	$540,375	$905,000
Gold inventory	10,149	10,149
Accounts receivable	9,603	8,348

	560,127	923,497

Exploration and development advances (note 3)	422,391	579,745
Mineral properties	5,127,702	2,274,027

	6,110,220	3,777,269

Buildings, plant and equipment	5,284,068	4,696,903
Accumulated depreciation	(2,421,143)	(2,291,919)

	2,862,925	2,404,984

	$8,973,145	$6,182,253

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	539,816	660,248
Loans payable secured by gold inventory	7,873	35,729
Mineral claims payable	-	140,000
Debentures, current portion (note 5)	140,000	140,000
Debenture, current portion (note 5)	53,303	75,000
Current portion of capital lease obligation	125,000	-
Replacement debentures, current portion (note 5)	238,489	476,978

	1,104,481	1,527,955

Debentures (note 5)	194,142	644,331
Capital lease obligations	966,320	946,150

Stockholders' equity:
Common stock: Authorized: 200,000,000 common shares Issued and outstanding: May 31, 2003–113,667,319 November 30, 2002 – 98,086,631	60,350,171	55,271,191
Shares to be issued	791,996	268,613
Other capital	292,321	128,107
Accumulated deficit	(54,726,286)	(52,604,094)

	6,708,202	3,063,817

	$8,973,145	$6,182,253

Continuing operations (note 2)
Subsequent events (note 6)
See accompanying notes to unaudited consolidated financial statements.

______________________________ Garry L. Anselmo DIRECTOR	______________________________ James F. Dixon DIRECTOR

SILVERADO GOLD MINES LTD.
Consolidated Statements of Operations
(Expressed in United States Dollars)

	Six months ended May 31, 2003	Six months ended May 31, 2002

	(unaudited)	(unaudited)

Revenue from gold sales	$-	$971

Less: Mining, processing, and development costs	-	18,229
Pre-production, planning, and engineering costs	-	91,597

Total operating costs	-	109,826

Operating loss	-	(108,855)

Interest and other income	4,185	71,197

Income (loss) before the undernoted	4,185	(37,658)

Other expenses:

Accounting and audit Advertising and Promotion Consulting Fees	13,976 272,111 911,014	11,893 34,430 380,144
Depreciation	129,224	141,899
General exploration	70,217	40,195
Interest on debentures	36,169	87,625
Legal	41,557	10,015
Loss (gain) on foreign exchange	(63,988)	5,949
Management services from related party	150,410	98,650
Office expenses	439,271	77,866
Other interest and bank charges	2,201	2,992
Reporting and investor relations	5,562	-
Research	107,327	105,110
Transfer agent fees and mailing expenses	11,327	8,159

	2,126,377	1,004,927

Loss and comprehensive loss for the period	$(2,122,192)	$(1,042,585)

Loss per share - basic and diluted	$(0.02)	$(0.02)
Weighted average number of common shares outstanding	107,277,673	51,164,761

SILVERADO GOLD MINES LTD.
Consolidated Statements of Operations
(Expressed in United States Dollars)

	Three months ended May 31, 2003	Three months ended May 31, 2002
	(unaudited)	(unaudited)

Revenue from gold sales	$-	$-

Less: Mining, processing, and development costs	-	-
Pre-production, planning, and engineering costs	-	91,597
Total operating costs	-	(91,597)

Operating loss	-	(91,597)

Interest and other income	236	71,197

Income (loss) before the undernoted	236	(20,400)

Other expenses:

Accounting and audit Advertising and Promotion Consulting Fees	9,347 54,220 283,841	5,711 20,534 144,060
Depreciation	68,700	67,379
General exploration	70,217	7,963
Interest on debentures	12,390	42,620
Legal	15,406	10,216
Loss (gain) on foreign exchange	(50,827)	12,292
Management services from related party	87,227	53,599
Office expenses	185,821	35,648
Other interest and bank charges	1,221	421
Reporting and investor relations	3,528	-
Research	48,173	49,822
Transfer agent fees and mailing expenses	5,992	4,182

	795,257	454,477

Loss and comprehensive loss for the period	$(795,021)	$(474,847)

Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	109,954,673	68,721,472

          SILVERADO GOLD MINES LTD.
 Consolidated Statement of Cash Flows
 (Expressed in United States Dollars)

	Six months ended May 31, 2003	Six months ended May 31, 2002
	(unaudited)	(unaudited)

Cash provided by (used in):

Operating activities:
Loss for the period	$(2,122,192)	$(1,042,585)
Adjustments to reconcile loss to net cash used by operating activities
Depreciation, an item not involving cash	129,224	141,899
Stock based compensation	833,679	-
Changes in non-cash operating working capital:
Accounts receivable	(1,255)	(195,253)
Gold inventory	-	971
Receivable from related party	-	(568,846)
Accounts payable and accrued liabilities:	(77,962)	(271,600)
Increase (decrease) in mineral claims payable:	(140,000)	(10,000)

	(1,378,506)	(1,946,414)
Financing activities:
Shares issued for cash	4,201,750	2,603,837
Increase (decrease) in loans payable	(27,856)	-
Due to related party	-	(291,310)
(Decrease) in debenture liability	(21,697)

	4,152,197	2,312,527
Investing activities:
Advances for exploration and development	157,354	-
Mineral claims and options expenditures, net of recoveries	(2,853,675)	-
Purchase of equipment	(441,995)	(2,990)

	(3,138,316)	(2,990)

Decrease in cash	(364,625)	363,124

Cash, beginning of period	905,000	17,093

Cash, end of the period	$540,375	$380,217

Supplementary disclosure with respect to cash flow
(note 4)

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2003 and May 31, 2002

1.    Basis of presentation:
The unaudited consolidated financial statements as of May 31, 2003, included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the November 30, 2002, audited consolidated financial statements and notes thereto.

2.    Continuing operations:
At May 31, 2003, the Company had a working capital deficiency of $544,353, down from a working capital deficiency of $604,459 at November 30, 2002, primarily as a result of increased funding from issuances of common stock and a significant reduction of its debt. The Company paid the arrears of required mineral claims and option payments on certain of its mineral properties on January 27, 2003, in the amount of $140,000.

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
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2003, and May 31, 2002

2.    Continuing operations (continued):
The Company plans to continue to raise capital through private placements and warrant issues. The Company is exploring other business opportunities including the development of low rank coal water fuel as a replacement fuel for oil fired industrial boilers and utility generators.

3.    Related party transactions:
The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the “Tri-Con Mining Group”) All of which are controlled by a director of the Company.

The Tri-Con Mining Group are operations, exploration, and development contractors, and have been employed by the Company under contract since 1972 to carry out all of its fieldwork and to provide administrative and management services. Under its current contract dated January, 1997 work is charged at cost plus 15% for operations and cost plus 25% for exploration and development. Cost includes a 15 % charge for office overhead. Services of the directors of the Tri-Con Mining Group are charged at a rate of $75 per hour. Services of the directors of the Tri-Con Mining Group who are also directors of the Company are not charged. At May 31, 2003, the Company had prepaid $422,391 to the Tri-Con Mining Group for exploration, development and administration services to be performed during the current fiscal year on behalf of the Company. The Tri-Con Mining Group’s services for the current fiscal year are focusing mainly on the Company’s year round production on its Nolan property low rank coal water fuel program, and administration services at both its field and corporate offices as well, the Company continues to develop its low-rank coal-water fuel program.

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2003, and May 31, 2002

3.    Related party transactions (continued):
The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

	May 31, 2003	May 31, 2002

Operations and field services	-	$3,442
Exploration and development services	2,097,917	65,482
Administrative and management services	128,060	99,511
Research	107,327	105,110
	$2,333,304	$273,545

Amount of total charges in excess of Tri-Con costs incurred	$547,583	$56,543

Excess amount charged as a percentage of actual costs incurred	23.5%	20.7%

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2003, and May 31, 2002

4.    Supplementary cash flow information:
Supplemental non-cash investing and financing activities:

	May 31, 2003	May 31, 2002

Purchase of fixed assets under capital lease	$(145,170)	$ -
Exercise of options	-	925,000
Issuance of shares for:
Debentures	688,679	323,409
Interest on debentures	42,468	-
Consulting services	146,083	323,917
Capital lease obligation	145,170	-

5.    Debentures:

On March 1, 2001, the Company completed negotiations to restructure its $2,000,000 convertible debentures. The Company issued replacement debentures in the aggregate amount of $2,564,400 consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001.

The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On December 11, 2002, the Company issued 372,818 shares at the average market price of $0.38 to the holders of the replacement debenture to satisfy the quarterly payments due November 30, 2002. The value of the transaction consists of $119,245 of principal and $22,426 of interest. On April 9, 2003, the Company issued 3,274,865 shares to the replacement debenture holders at the price of $0.18 to satisfy the quarterly payments due February 28, 2003 of principal and interest. The value of this transaction consists of $569,434 of principal, and $20,042 of interest. As at May 31, 2003, $1,860,000 plus $524,892 of accrued interest has been exchanged for replacement debentures. Of its aggregate amount $432,631, $238,489 is classified as a current liability and $194,142 has been classified as non-current. Remaining debentures of $140,000, plus accrued interest of $59,266 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2003, and May 31, 2002

5.     Debentures (continued):

In February 1999 the Company issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and was due February 28, 2002. On March 12, 2003, the Company re-paid $21,697 of the $75,000 debenture and made the annual interest payment of $3,750.

6.    Subsequent event:
Subsequent to May 31, 2003, the Company issued 174,999 shares to the consultants for a portion of their services under the terms of the agreements as reported on form S-8.

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

PLAN OF OPERATIONS

Mining and Gold Processing Operations at the Nolan Gold Project

The Company’s plan of operations for the next twelve months is to continue development, mining and gold recovery activities at the Nolan Gold Project.  These development, mining and gold recovery activities are being carried out as part of a three year underground and surface mining plan for the Nolan Gold Project.

On November 1, 2002, the Company commenced underground mining operations at the Nolan Gold Project.  The Company’s underground mining activities proceeded during the winter of 2002/2003 and resulted in the generation of a stockpile of about 40,000 cubic yards of gold bearing gravel that has been mined from the Nolan Deep Channel. The 2002-2003 underground development work was completed on April 2, 2003. Development work completed over the winter included the construction of decline tunnels and additional development work.  As a consequence of the completion of this development work, the Company will be able to continue underground extraction operations in the coming winter.

The Company has recently completed the construction of a washing plant to recover gold from the mined ore. The gold recovery facility incorporates nugget traps, hydraulic riffles, classification and gravity concentration processes in order to recover gold.  The Company’s washing plant is able to recover both coarse gold nuggets and fine gold dust using a series of processing operations.  The facility is capable of operating at a 75 yard per hour process rate.  The facility includes a vibrating grizzly for removal of over-size boulders.  Gravel feed will be then screened and treated by a series of gold nugget traps and hydraulic riffles where larger gold nuggets are collected.  All discharged material will be then re-screened to a finer fraction, which will then be processed through a series of water-pulsing “jigs” to remove fine gold, then sent to a high gravity centrifugal bowl concentrator to remove the ultra-fine gold or “gold dust”.  Water supply and water treatment systems have been completed for optimizing water usage and discharging process effluent in a clean, environmentally sound manner.

The Company is currently completing tuning of the new gold recovery circuitry that comprises the gold recovery facility.  The tuning process is necessary in order that each phase of the gold recovery operations is operating at optimal performance in order to maximize gold recovery and operating efficiency.  The Company has completed test runs of the facility to test the operating performance of the gold recovery operations.  The Company is awaiting the completion of final tuning of a number of the gold recovery phases before commencing operations on a continuous basis.  Once tuning has been completed the Company plans to operate the facility using two shifts to process ore for gold recovery.

The Company will commence the processing of ore that was stock-piled during winter mining operations on a continuous basis once tuning of the gold recovery facility has been completed.  Recovery operations are targeted at recovering both fine gold and course gold from the gravel. These gold recovery operations will continue through the summer of 2003. As recovery of gold from processed ore has commenced and is in progress, the Company believes that it could begin gold sales by the end of summer 2003.

In addition to gold recovery operations, the Company has commenced surface mining of ore from the Wool Bench.  Ore extracted from surface mining operations will be processed this summer at the gold recovery facility in order to recover gold present in the ore.   The Company anticipates mining Wool Bench through the summer and likely into the coming winter.

The Company plans to recommence underground gravel extraction operations for the Nolan Deep Channel in September 2003.  Gravel extracted during the coming winter season will be processed in the summer of 2004.

Subsequent to November 30, 2002, the Company completed additional equity financings that enabled the Company to have sufficient working capital to proceed with its plan of operations.  In addition to these funds, the Company will require funding in the amount of approximately $7,000,000 in order to fund its ongoing operating and administrative expenses over the next twelve months. This amount will be offset by expected gold revenues from summer gold production. The Company may elect to scale operations up or down depending on this year’s mining results. See the discussion of the Company’s cash resources and working capital below under Liquidity and Financial Condition and also see the Risk Factors described below.

Exploration and Development Program

During mid to late summer of this year, an extensive drilling program will begin on the Nolan Gold Project.  Objectives are as follows:

1)   Surface Mineable Deposits – Exploration and development of surface mine able gold bearing deposits:  Prior exploration and test mining has proven the presence of Intra-glacial elevated gold bearing river gravels.  These areas will be evaluated for future development. These areas include:

                        A.         Wool Bench

                        B.         Mary’s Bench

                        C.         Workman Bench

                        D.         Lower Nolan Bench

2)   Nolan Creek Deep Channel– Phase I:  Infill drilling for channel definition, grade control, and geo-technical data analysis.  This information will supplement current knowledge of the channel characteristics and will assist in planning for years two and three of deep channel mining

3)   Nolan Creek Deep Channel – Phase II:  Development drilling of the lower Nolan Deep Channel.  Earlier Silverado exploration drilling has revealed the presence of continuity in the Nolan Deep Channel.  Historic reports indicate this area of the Nolan Deep Channel received the least attention from early-day miners due to technological constraints of that era.  Present technology is in place at the project site to overcome the elements which discouraged those pioneer gold miners.  Silverado has the equipment and experience available to extract those gold deposits safely and efficiently.

4)   Slisco Bench – A drill program is designed to delineate additional reserves and gain geo-technical and engineering data sufficient to warrant commencement of underground mining of the gold bearing gravels. Silverado in prior years completed 58 drill holes of its 260 drill hole program along this ancient river channel thought to be an intra-glacial remnant of the present Hammond River.  The Hammond River was historically one of the richest gold producers in the Koyukuk District. (Nolan Creek was the richest.)  Information obtained from Silverado’s prior work has proven that the Slisco Bench Channel contains gold nuggets ranging to gold dust.  Slisco Bench is an attractive underground prospect which may prove to be a significant near future gold producer for Silverado.

Lode Exploration – The nature of placer gold is such that it has been removed by erosional processes from its source, known as the lode.  Gold which has been liberated by erosion is then transported by ice, wind, or water and finally concentrated into placer deposits.  The Company, as part of its ongoing exploration will continue geologic and geo-physical investigations to define the lode source of our placer gold deposits.

The Company has previously produced gold from similar benches which are segments of the same ancient elevated channel. These included:

·      1) Mary's Bench

·      2) Eureka Bench

·      3) Workman Bench

The Company plans to spend approximately $825,000 on exploration activities during the next twelve months. This amount will fluctuate depending on the funds that the Company has available for exploration.  See the discussion of the Company’s cash resources and working capital below under Liquidity and Financial Condition and also see the Risk Factors described below.

Status of Summer Exploration and Development Program

Beginning in May of 2003, the Company began preparation for the summer exploration program by assembling a staff of geologists and field engineers.  Since that time, that staff has been assigned to reviewing past drilling and other exploration information collected on the Nolan property over the past years.  Staff also completed annual assessment work and soil sampling studies on another of Silverado’s property, Eagle Creek during the first three weeks of June. Bid packages were sent to and evaluated from a number of Alaskan drilling companies for the Nolan project.  These responses were reviewed and a drilling contractor was selected that offers the equipment, experience, and versatility desirable for this remote drilling project.  During the last week of June, the exploration staff was mobilized to Nolan Camp, specifically to provide grade control information applicable to ongoing mining and stockpiling of gold bearing material presently being derived from the Wool Bench.  Staff is also performing surface evaluations of the Mary’s Bench which is slated, along with Wool’s Bench, to provide surface mined material for this summer’s operations.

Exploration drilling did not commence during the late May to early June period because mobilization of the 50 ton drilling rig and support equipment was not possible over the road system during those times.  During the winter to summer transition period, the state Department of Transportation assigns road restrictions designed to minimize damage to road systems which can occur while road beds are saturated.  Once mobilizing this heavy drill equipment became possible, company exploration staff was assigned to the Eagle Creek project as an interim measure, to complete required assessment work on that property for the Company, while funding could be allocated to begin the drilling.  Significant costs are associated with mobilization and demobilization of the large and heavy drilling units. Until that allocation is made, management has assigned the exploration staff to grade control, and surface evaluation of primarily the Wool Bench, and secondarily Mary’s Bench.  By doing so, all resources are focused on providing the best production material to the process facility at the earliest date, with the objective of generating cash flow from gold recovery which applied to the costs of drill exploration.  Meanwhile, the drilling contractor is fully appraised and appreciative of company perspective in this matter. The contractor has expressed his commitment to continue to work with the company to provide a mutually satisfactory startup to the drilling project at Nolan.

The drilling contractor has not yet been mobilized to the property, and is presently completing an interim project.  Contractor availability is expected for the project beginning late July.  Shifting the startup of drilling is not expected to seriously disrupt the exploration drilling program.  Prioritization of drill areas is in review at this time.  Meanwhile, the exploration staffs has joined force with the production effort, and are providing meaningful and valuable information on an ongoing and daily basis for the early development phase of open cut mining from the Wool Bench.

Low-Rank Coal-Water Fuel Project

The Company plans to re-submit its application for a grant to the Department of Energy under the second round of grants under the Clean Coal Power Initiative. The Company’s application is planned to be re-submitted in September 2003 when the Department of Energy is anticipated to begin accepting applications.  There is no assurance that any grant would be obtained from the Department of Energy that would enable the Company to proceed with the planned demonstration facility.  If a grant was received, funds would not be available until future fiscal years and any funds would be repayable under the terms of the grant.

The Company anticipates spending approximately $200,000 during the current fiscal year on its application to the Department of Energy and on other work in connection with establishment of the demonstration facility at the Grant Mine.

RESULTS OF OPERATIONS

Six months ended May 31, 2003 compared to the six months ended May 31, 2002.

Revenues

Revenue from gold sales decreased to $nil for the six months ended May 31, 2003, from $971 for the six months ended May 31, 2002. Revenue from gold sales was $nil for the three months ended May 31, 2003 and for the three months ended May 31, 2002. Revenue in 2002 was attributable to sales of existing gold inventory.

The Company anticipates that significant revenues will not be achieved until the Company is able to extract gold from the current ore that has been extracted from current mining operations at the Nolan Gold Project.  Revenues are planned to be generated from gold extracted from the ore that is currently being mined at the Nolan Gold Project. Extraction activities will not commence until summer 2003 when available melt water will allow the processing of ore to separate gold.  Revenues are not anticipated to be realized until the Company’s third quarter at the earliest.  The Company cannot give investors estimates as to the revenues that will be realized from gold recoveries during fiscal 2003 due to the uncertainties of placer gold mining.

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

Operating Costs

The Company did not incur any operating costs during the six months or three months ended May 31, 2003, due to the fact that the Company did not achieve production from mining activities during these period.  Total operating costs were $108,855 for the six months ended May 31, 2002 and $91,597 for the three months ended May 31, 2002.  When mining is achieved, operating costs are anticipated to be comprised primarily of mining, processing and development costs associated with the Nolan Gold Project.

The Company incurred development costs in the amount of $2,853,674 on the Nolan Gold Project during the six months ended May 31, 2003. These development costs were incurred in connection with mining activities at the Nolan Gold Project that are anticipated to allow the Company to go into production on the property with revenue expected to commence by the summer of 2003. These development costs were capitalized in accordance with the Company’s policy to capitalize development expenses prior to production. Development expenses at the Nolan Gold Project will be expensed as operating costs once production at the Nolan Gold Project commences. As production is anticipated to commence in this current fiscal year, the Company anticipates that it will report substantial operating costs during the year ended November 30, 2003.

Other Expenses

The Company’s other expenses increased to $2,126,377 for the six months ended May 31, 2003 compared to $1,004,927 for the six months ended May 31, 2002, representing an increase of $1,121,450 or 112%. Other expenses increased to $795,257 for the three months ended May 31, 2003 compared to $454,477 for the three months ended May 31, 2002, representing an increase of $340,780 or 75%. These increases in other expenses were primarily attributable to increases in general overhead expenses attributable to increased development activities and increases in consulting fees during the year ended November 30, 2002.

Management services, which are mainly attributable to the activities of the Tri-Con Group, increased to $150,410 for the six months ended May 31, 2003 compared to $98,650 for the six months ended May 31, 2002, representing an increase in the amount of $51,760 or 52%. Management services increased to $87,227 for the three months ended May 31, 2003 compared to $53,599 for the three months ended May 31, 2002, representing an increase in the amount of $33,628 or 63%. Management services are mainly attributable to the activities of the Tri-Con Group.  These increases were primarily the result of increased activity by the Company on its mineral properties, including the start-up of development operations at the Nolan Gold Project.

The Company incurred exploration expenses of $70,217 for the six months ended May 31, 2003, compared to $40,195 for the six months ended May 31, 2002.  The Company incurred exploration expenses of $70,217 for the three months ended May 31, 2003, compared to $7,963 for the three months ended May 31, 2002. The Company anticipates that these expenses will continue to increase in the summer exploration season as the Company prepares for its planned drilling and exploration activities on the Eagle Creek, Ester Dome and Hammond properties.

Research activities attributable to the low-rank coal-water fuel technology increased to $107,327 for the six months ended May 31, 2003 compared to $105,110 for six months ended May 31, 2002, representing an increase in the amount of $2,217 or 2%. Research activities attributable to the low-rank coal-water fuel technology decreased to $48,173 for the three months ended May 31, 2003 compared to $49,822 for three months ended May 31, 2002, representing a decrease in the amount of $1,649 or 3%. Research activities were primarily in connection with the submission of the Company’s application for a grant to the Department of Energy. The Company anticipates that these expenses will not significantly increase during the current fiscal year based on the Company’s decision to re-submit its application for the second round of financing. The Company does not expect significant increases in research expenses as the Company continues to focus its efforts to put the Nolan Gold Project into production.

Office expenses increased to $439,271 for the six months ended May 31, 2003, compared to $77,866 for the six months ended May 31, 2002, representing an increase of $361,405.  Office expenses increased to $185,821 for the three months ended May 31, 2003, compared to $35,648 for the three months ended May 31, 2002, representing an increase of $150,173.  This increase related to general operations of the Company including postage, courier and mailing expenses relating to the Company’s annual general meeting which was held on May 30, 2003, and an increase in activity of the Company’s offices in Fairbanks, Alaska relating to the Company’s mining activities at the Nolan Gold Project.

Consulting fees increased to $911,014 for the six months ended May 31, 2003 compared to $380,144 for the six months ended May 31, 2002, representing an increase of $530,870. Consulting fees increased to $283,841 for the three months ended May 31, 2003 compared to $144,060 for the three months ended May 31, 2002, representing an increase of $139,781. The increase was attributable to stock based compensation paid to our consultants during the year.  Compensation was recorded based on the quoted market price of the Company’s shares as of the date of issue.

Loss

The Company’s loss increased to $2,122,192 for the six months ended May 31, 2003, compared to $1,042,585 for the six months ended May 31, 2002, representing an increase of $1,079,607.  The Company’s loss increased to $795,021 for the three months ended May 31, 2003, compared to $474,847 for the three months ended May 31, 2002, representing an increase of $320,074. This increase in the Company’s loss was primarily attributable to the increases in the Company’s other expenses, as discussed above. The Company anticipates that it will continue to incur a loss until such time as the Company can achieve significant revenues from sales of gold processed from the Nolan Gold Project’s gold sales later in 2003.  While increased revenues are anticipated in the current fiscal year, revenues from the Nolan Gold Project will be offset by mining and processing expenses that will be triggered once the Company enters production at the Nolan Gold Project.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

The Company had a cash balance of $540,375 as at May 31, 2003, compared to a cash balance of $905,000 as at November 30, 2002. The Company had a working capital deficiency of $544,354 compared to a working capital deficiency of $604,458 as of November 30, 2002.  The decrease in the Company’s working capital deficiency was primarily the result of equity financings completed during the six months ended May 31, 2003.

The Company will require additional financing during the current fiscal year due to its plan of operations for the Nolan Gold Project, its planned exploration activities and its plan to re-submit a grant application to the Department of Energy.  The Company is able to proceed with its plan of operations for approximately six months based on its current cash reserves.  While financing requirements will be off-set by revenues generated from gold sales, these revenues may not cover all financing requirements.  In addition, revenues will be subject to the quantity of gold recovered.

Cash used in operating activities

Cash used in operating activities decreased to $1,378,506 for the six months ended May 31, 2003, compared to $1,946,414 for the six months ended May 31, 2002. The Company funded the cash used in operating activities primarily through equity sales of its common shares.

Financing Activities

Cash provided by financing activities increased to $4,152,197 for the six months ended May 31, 2003, compared to $2,312,527 for the six months ended May 31, 2002. Of the cash provided by financing activities during the quarter, a total of $4,201,750 was provided by share issuances. Cash provided by financing activities was used to fund the Company’s operating and financing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of the Company’s common shares as of the respective date of the financings.

The Company anticipates continuing to rely on equity sales of its common shares, along with gold sales, in order to continue to fund its business operations. Issuances of additional shares will result in dilution to existing shareholders of the Company.

Investing Activities

The Company used $3,138,316 in investing activities during the six months ended May 31, 2003, compared to $2,990 during the six months ended May 31, 2002, representing an increase of $3,135,326.  The increase was due to the determination of the Company to proceed with equipment leases and development activities in connection with the mining operations at the Nolan Gold Project and the capitalization of these costs.

The Company incurred development costs in the amount of $2,853,675 which were mainly on the Nolan, Ester Dome, and Eagle Creek properties during the six months ended May 31, 2003.  These amounts were capitalized and are included in the Company’s consolidated statements of cash flows as investing activities under the caption “mineral claims and options expenditures, net of recoveries”.

On October 11, 2002, the Company entered into a lease purchase agreement whereby the Company would purchase three dump trucks, an underground loader, two surface loaders, and other equipment valued at a total of $1,496,150.  The agreement required payment upon signing of $550,000 (paid) and future payments beginning on December 1, 2003 for the balance of the purchase price plus interest.  The payment schedule requires the payment of $100,000 on or before December 1, 2003 and 24 equal payments thereafter in an amount to be determined.  The amount of the payments shall be determined based on the amount of the equipment and other expenses which are added to the lease before December 1, 2003.  The payments will be sufficient to amortize the total balance outstanding once all costs are included over the 24 payments.  On February 14, 2003, the Company entered into another lease purchase agreement whereby the Company would purchase one grader, one dozer, three light towers and other equipment worth approximately $250,170. The agreement required a down payment upon signing of $105,000 which was paid February 16, 2003, one payment of $25,000 due December 1, 2003, and 24 equal payments of an amount to be determined. The amount of the payments shall be determined based on the amount of the equipment and other expenses which are added to the lease before December 1, 2003.  The payments will be sufficient to amortize the total balance outstanding once all costs are included over the 24 payments. As at May 31, 2003, the total amount outstanding under the lease purchase agreements was $1,091,320. The lease payment schedule below is calculated on this amount using an interest rate of 15% per annum as is implied in the lease agreement. The Company is required to maintain the equipment in good working order and is also required to maintain adequate insurance on the equipment. The capital lease payments will not impact the Company’s operating costs until its 2004 fiscal year.  The Company is required to complete future lease payments of $687,243 during the 2004 fiscal year and $562,243 during the 2005 fiscal year.

TRI-CON MINING GROUP

Silverado’s exploration and development activities are managed and conducted by an affiliated company, Tri-Con Mining Ltd. (“Tri-Con”) pursuant to a written operating agreement.  Tri-Con is a privately owned corporation controlled by Garry L. Anselmo, who is President, Chairman, CEO and a Director of Silverado.  In addition, Mr. Edward J. Armstrong, president of the Company’s subsidiary, Silverado Green Fuel Inc., is the president of Tri-Con Mining Inc. and Tri-Con Mining (Alaska) Inc.

The Tri-Con Group are operations, exploration and development contractors, and have been employed by the Company under contract since 1972 to carry out all its fieldwork and to provide administrative and management services.  Under the current contracts dated January, 1997, the Company pays to the Tri-Con Group an amount equal to 115% of the costs incurred by the Tri-Con Group on behalf of the Company.  The costs incurred by the Tri-Con Group include actual costs plus a support charge that is equal to 15% on operating expenditures and 25% on all project acquisition, exploration and development expenditures.  Capital purchases are exempt from any support charges.  Services of the directors and officers of the Tri-Con Group are charged at a rate of $75 per hour.  Services of the directors of the Tri-Con Group who are also directors of the Company are not charged. In addition, each agreement requires the Company to pay a base fee of $10,000 CDN (equal to approximately $6500 US) per month to each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc.  However, the Tri-Con Group has waived payment of the base fee under two of the agreements and is only paid $10,000 CDN (equal to approximately $6500 US) per month in total.

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

	May 31, 2003	May 31, 2002

Operations and field services	-	$3,442
Exploration and development services	2,097,917	65,482
Administrative and management services	128,060	99,511
Research	107,327	105,110
	$2,333,304	$273,545

Amount of total charges in excess of Tri-Con costs incurred	$547,583	$56,543

Excess amount charged as a percentage of actual costs incurred	23.5%	20.7%

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

b)   On March 13, 2003, the Company issued 3,274,865 shares to the replacement debenture holders at the average market price of $0.18 per share, to satisfy the quarterly payments of principal and interest due February 28, 2003. The transaction consists of $569,434 of principal and $20,042 of interest.

As at May 31, 2003, original convertible debentures of $1,860,000 plus $524,892 of accrued interest had been exchanged for replacement debentures. The amount of the replacement debentures outstanding as of May 31, 2003 was $432,631, of which $238,489 is classified as a current liability and $194,142 has been classified as non-current. Remaining debentures of $140,000, plus accrued interest of $59,266 are in default and are recorded as current liabilities. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

Mineral Properties

On January 27, 2003, the Company completed its option payments on the Hammond River property in the amount of $140,000 and, as a result of this payment all of the Company’s mineral claims and options are current.

During the six months ended May 31, 2003, the Company released its interest in the 35 claims on the Marshall Dome Property that had been previously acquired by the Company pursuant to an agreement of purchase and sale.  The Company paid a settlement of $12,121 to the property owners and has no further liability under the agreement of purchase and sale and has no further interest in the claims.

Future Financings

The Company also anticipates continuing to rely on equity sales of its common shares in order to continue to fund its business operations.  Issuances of additional shares will result in dilution to existing shareholders of the Company. In The Company is continuing in its attempt to obtain a grant of $10,000,000 in order to proceed with establishing the commercial viability of the Company’s low-rank coal-water fuel business. The first round of grants on the Clean Coal Power Initiative was released by the Department of Energy and the Company’s application for a grant was not approved.  The Company plans to re-submit its application to the Department of Energy for the second round of grants in September of 2003.  There is no assurance that the Company will achieve any of additional sales of its equity securities or arrange for debt or other financing for its planned business expansion.

The Company’s ability to continue as a going concern and recover the amounts recorded as mineral properties is dependant on its ability to obtain the continued forbearance of its creditors, to obtain additional financing and/ or the entering into joint venture agreements with third parties in order to complete exploration, development and production of its mineral properties, the continued delineation of reserves on its properties and the attainment of profitable operations.  There is no assurance that such items can be obtained by the Company. Failure to obtain these may cause the Company to significantly decrease its level of exploration and operations and to possibly sell or abandon certain mineral properties or capital assets to reduce commitments or raise cash as required.

Low-Rank Coal-Water Fuel Business

The Company is continuing in its attempt to obtain a grant of $10,000,000 in order to proceed with establishing the commercial viability of the Company’s low-rank coal-water fuel business. The first round of grants on the Clean Coal Power Initiative was released by the Department of Energy and the Company’s application for a grant was not approved.  The Company plans to re-submit its application to the Department of Energy for the second round of grants in September of 2003. There is no assurance that the Company will be awarded any grant or that it will be able to complete any additional sales of its equity securities or arrange for debt or other financing to fund this component of the Company’s plan of operations.

CRITICAL ACCOUNTING POLICIES

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business.  The application of the going concern concept and the recovery of amounts recorded as mineral properties and the capital assets are dependent on the Company's ability to obtain additional financing to fund its operations and acquisition, exploration and development activities, the discovery of economically recoverable ore on its properties, and the attainment of profitable operations.   The Company plans to continue to raise capital through private placements and warrant issues.  In addition, the Company is exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators.

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

Stock Based Compensation

For stock options granted to employees and directors, the Company accounts for stock compensation arising from these options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25”).  Compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock and is recognized over the service period. The Company provides pro-forma disclosures of net income and earnings per share as if the fair value method had applied in measuring compensation expense.  For stock options granted to independent contract employees, as well as shares issued for services rendered, the Company accounts for stock compensation arising from these options and stock issuances, in accordance with Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Under this statement, stock compensation cost to contract employees, is measured at the fair value of the options granted at the time services are rendered.

RISK FACTORS

Silverado faces risks in completing its exploration and development plans and achieving revenues.  The following risks are material risks that Silverado faces.  Silverado also faces the risks identified elsewhere in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002, in this Quarterly Report on Form 10-QSB and its other filings with the Securities and Exchange Commission.  If any of these risks occur, Silverado’s business, its ability to achieve revenues, its ability to produce gold, its operating results and its financial condition could be seriously harmed.

If Silverado is unable to achieve predicted gold recoveries from its Nolan Gold Project, then its financial condition and its revenues will be adversely affected.

Silverado is currently undertaking the development and the mining of the Nolan Gold Project.  The Company has undertaken substantial development activities to date and has mined ore from the Nolan Deep Channel during the winter of 2002/2003.  This ore has been stockpiled for gold recovery in the summer of 2003.  The Company’s determination to proceed with the mining of the Nolan Deep Channel is predicated upon geological exploration which predicted a certain recovery rate of gold per volume of ore recovered.  If the ore that Silverado has mined does not contain the concentration of gold predicted by geological exploration, then its revenues from the current mining activity on the Nolan Gold Project will be less than anticipated.  If revenues are less than anticipated, then Silverado’s ability to continue operations of the Nolan Gold Project, to continue further exploration activities on its other mineral properties and its ability to raise financing for further development may be adversely impacted.

If Silverado does not obtain new financings, the amount of funds available to Silverado to pursue development of the Nolan Gold Project and to further exploration of its mineral properties will be reduced.

Silverado has relied on recent private placement financings in order to fund development of the Nolan Gold Project and its exploration activities.  Silverado will continue to require additional financing to complete its plan of operations to achieve gold production and to carry out its exploration programs on its other mineral properties.  While Silverado’s financing requirements may be reduced when gold production is achieved, the inability of Silverado to raise additional funds through financings will reduce the available funds for the development and mining of the Nolan Gold Project and for additional exploration activities, with the result that Silverado’s plan of operations may be adversely affected and potential revenues reduced or delayed.

If the price of gold declines, Silverado’s financial condition and ability to obtain future financings will be impaired.

Silverado’s business is extremely dependent on the price of gold. Silverado’s revenues for the current fiscal year are dependent on the price of gold.  If gold prices decline prior to the production and sale of gold from the Nolan Gold Project, then its revenues and financial condition will be adversely impacted. Silverado has not undertaken any hedging transactions in order to protect itself from a decline in the price of gold.  A decline in the price of gold may also decrease the ability of Silverado to obtain future financings to fund its planned development and exploration programs.

The price of gold is affected by numerous factors, all of which are beyond Silverado’s control.  Factors that tend to cause the price of gold to decrease include the following:

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

If costs of production at the Nolan Gold Project are higher than anticipated, then the Company’s profitability will be adversely affected.

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

The Company’s estimates of proven and probable reserves are uncertain.

Estimates of proven and probable reserves are subject to considerable uncertainty.  These estimates of proven and probable reserves include the estimates contained in the Company’s Annual Report for the year ended November 30, 2002.  Such estimates are arrived at using standard acceptable geological techniques, and are based on the interpretations of geological data obtained from drill holes and other sampling techniques.  Geologists use feasibility studies to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors.  Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body.  Due to the presence of these factors, there is no assurance that the Company’s reported proven and probable reserves reflect actual quantities of gold that can be economically processed and mined by the Company.

If Silverado experiences mining accidents or other adverse events at its Nolan Gold Project, then its financial condition and profitability could be adversely affected.

The Company’s mining operations at the Nolan Gold Project are subject to adverse operating conditions.  Mining accidents or other adverse incidents, such as cave-ins or flooding, could affect the Company’s ability to continue development and production of the Nolan Gold Project.  A particular concern at the Nolan Gold Project is warm temperatures that can reduce the winter season during which the Company can conduct underground mining activities.  The occurrence of any of these events could cause a delay in production of gold or could reduce the amount of gold that the Company is able to produce, with the result that its ability to achieve revenues and to sustain operations would be adversely impacted.  Mining accidents or other adverse events could also result in an adverse environmental impact to the land on which the Company’s operations are located with the result that the Company may become subject to the liabilities for environmental clean up and remediation.

If Silverado is the subject of increased environmental laws and regulation, its operating expenses may increase.

The Company’s development and production operations are regulated by both US Federal and State of Alaska environmental laws that relate to the protection air and water quality, hazardous waste management and mine reclamation.  These regulations impose operating costs on Silverado.  If the regulatory environment for Silverado’s operations changes in a manner that increases costs of compliance and reclamation, Silverado’s operating expenses will be increased and its financial condition adversely affected.

Silverado is currently not earning revenues.

Silverado’s financial statements included with this Annual Report have been prepared assuming that Silverado will continue as a going concern.  Silverado’s auditors have made reference to the substantial doubt as to Silverado’s ability to continue as a going concern in their audit report on Silverado’s audited financial statements for the year ended November 30, 2002.

Because of the speculative nature of exploration of mineral exploration properties, there is no assurance that Silverado’s exploration activities will discover new commercially exploitable quantities of minerals or that the amount of Silverado’s proven and probable reserves will increase as a result of new exploration.

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

Silverado’s business venture into the low rank coal water fuel business is subject to failure.

The Company’s business venture into the low rank coal water fuel technology business is at a very early stage and is subject to a high risk of failure.  The low rank coal water fuel technology has not been proven by the Company to be a commercially viable fuel alternative.  In order to establish commercial viability, the Company will have to undertake the construction and operation of the contemplated demonstration facility.  The construction of the demonstration facility would cost in excess of $10 million.  Even if the demonstration facility were constructed and operational, there is no assurance that the commercial viability of this process would be established or that the Company would be able to expand the facility into a commercially viable operation or to generate revenues from this technology.  The Company has applied to the Department of Energy for a grant to fund the construction of the demonstration facility.  The Company’s initial application has been rejected.  While the Company intends to resubmit for a second round of funding grants, there is no assurance that the Company’s application will be accepted.  Even if the grant were obtained and the demonstration facility constructed, there is no assurance that the Company would be able to generate profit or revenues from the operations or be able to repay the Department of Energy grant.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings

The Company currently is not a party to any material legal proceedings and to the Company’s knowledge, no such proceedings are threatened or contemplated.

Item 2  Changes in Securities and Use of Proceeds.

The Company completed the following unregistered sales of its securities during the three months ended May 31, 2003:

1.               On April 9, 2003, the Company issued 3,274,865 shares to the replacement debenture holders at the price of $0.18 to satisfy the quarterly payments of principal and interest. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act.

2.               On May 21, 2003, the Company completed a private placement of 2,500,000 units at a price of $0.10 per unit for total proceeds of $250,000. Each unit consists of one common share and one common share purchase warrant.  Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.20 until May 27, 2004. The sales were completed pursuant to Regulation S of the Act on the basis that the sales were made in an off-shore transaction, that the investor is a non-U.S. person and that no directed selling efforts were made in the United States, each as defined under Regulation S of the Act. A commission of $25,000, or 10% of the proceeds, was paid in connection with the offering.  All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Item 3              Default Upon Senior Securities

The Company is in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $59,226. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures

Item 4              Submission of Matters to a Vote of Security Holders

The Company held its 2003 Annual General Meeting of its shareholders on May 30, 2003. Shareholders re-elected Mr. Garry L. Anselmo, Mr. James F. Dixon and Mr. Stuart C. McCulloch to the board of directors. In addition, shareholders elected Mr. Peter G. Rook-Green as a new member of the board of directors.  Mr. Rook-Green is a certified management accountant with experience serving as a chief financial officer and a director of a number of publicly traded companies. The board of directors has appointed Mr. Rook-Green to Silverado's audit committee, together with Mr. Dixon and Mr. McCulloch. Shareholders approved an amendment to the Company’s articles to increase the quorum requirement for meetings of the Company’s shareholders by a special resolution of shareholders.  The increase to the quorum requirement was effective as of June 11, 2003 upon the filing of an amendment to the Company’s Articles with the British Columbia Registrar of Companies.   Shareholders also approved Silverado's 2003 Stock Option Plan and confirmed the appointment of Morgan & Company, Chartered Accountants as Silverado's independent auditors.

The matters were approved by our shareholders as follows:

DESCRIPTION OF MATTER	VOTES FOR	VOTES AGAINST	WITHHELD/ABSTENTIONS
Election of Directors:
Garry L. Anselmo	74,926,744	0	1,276,231
James F. Dixon	74,930,544	0	1,272,431
Stuart C. McCulloch	74,929,468	0	1,273,507
Peter G. Rook-Green	74,928,262	0	1,274,713
Increase to Quorum Requirement	16,216,072	2,520,374	194,673
Approval of 2003 Stock Option Plan	15,315,342	3,268,995	348,002
Ratification of Auditor	75,151,939	338,468	712,568

Item 5              Other Information

None.

Item 6              Exhibits and Reports on Form 8-K

(a)        Exhibits

Exhibit Number
Description of Exhibit
3.1   Articles of the Company (1)
3.2   Amendment to Articles of the Company (2)
3.3   Altered Memorandum of the Company (3)
3.4   Amendment to Articles of the Company (7)
4.1   Share certificate representing common shares of the capital of the Company (1)
10.1    Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 –
                                      Grant Mine Property (1)
10.2    Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark
                                      Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3    Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 –
                                      Hammond Property (4)
10.4    Agreement for the Purchase and Sale of Mining Claims between the Company and Raymond Moore and Joe Hall dated October 9, 1995
                                      – Marshall Dome Property (4)
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
10.9    Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.10      Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)

10.11      Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.12      Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
 99.1   Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)      Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.

(2)      Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.

(3)      Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.

(4)      Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.

(5)      Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.

(6)      Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.

(7)      Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.

(8)      Filed as an exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended May 31, 2003. We filed a Current Report on Form 8-K on June 13, 2003 to disclose the results of our 2003 annual general meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE:   July 15, 2003

/s/ Garry L. Anselmo

____________________________

Garry L. Anselmo

President

Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer

(Principal Financial Officer)

28

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

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    July 15, 2003                                           /s/ Garry L. Anselmo

                                                                                                  (Signature)

                                                                                                 Chief Executive Officer and Chief Financial Officer

                                                                         ___________________________________________

                                               (Title)

29