Form 10QSB
period 2003-08-31
SILVERADO GOLD MINES LTD
filed 2003-10-15
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   AUGUST 31, 2003

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☒ Yes    ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,947,082 Shares of no par value Common Stock outstanding as of October 8, 2003

SILVERADO GOLD MINES LTD.
Consolidated Balance Sheets
(Expressed in United States Dollars)

	August 31,	November 30,
	2003	2002
	(unaudited)
Assets
Current assets:
Cash	$422,538	$905,000
Gold inventory	74,959	10,149
Accounts receivable	9,594	8,348
	507,091	923,497

Exploration and development advances (note 3)	-	579,745
Mineral properties	6,325,124	2,274,027
	6,832,214	3,777,269

Buildings, plant and equipment	5,299,786	4,696,903
Accumulated depreciation	(2,490,237)	(2,291,919)
	2,809,549	2,404,984

	$9,641,764	$6,182,253

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	578,671	660,248
Loans payable secured by gold inventory	7,873	35,729
Mineral claims payable	-	140,000
Payable to related companies (note 3)	26,098	-
Debentures, current portion (note 5)	140,000	140,000
Debenture, current portion (note 5)	53,303	75,000
Current portion of capital lease obligation	125,000	-
Replacement debentures, current portion (note 5)	119,245	476,978
	1,050,190	1,527,955

Debentures (note 5)	194,142	644,331
Capital lease obligations	966,320	946,150
Stockholders' equity:
Common stock:
Authorized: 200,000,000 common shares
Issued and outstanding:
August 31, 2003–128,537,919
November 30, 2002 – 98,086,631	62,035,414	55,271,191
Shares to be issued	145,668	268,613
Other capital	228,277	128,107
Accumulated deficit	(54,978,247)	(52,604,094)
	7,431,113	3,063,817

	$9,641,764	$6,182,253

Continuing operations (note 2)
Subsequent events (note 7)
See accompanying notes to unaudited consolidated financial statements.

SILVERADO GOLD MINES LTD.
Consolidated Statements of Operations
( Expressed in United States Dollars)

	Nine months	Nine months
	ended	ended
	August 31,	August 31,
	2003	2002
	(unaudited)	(unaudited)

Interest and other income	$4,192	$74,337
Other expenses:
Accounting and audit	22,075	17,335
Advertising and promotion	355,153	118,700
Consulting fees (note 6)	424,206	1,019,168
Depreciation	197,956	204,143
General exploration	411,473	279,919
Interest on debentures	46,174	127,860
Legal	48,513	18,937
Loss (gain) on foreign exchange	(51,010)	8,728
Management services from related party	286,500	147,055
Office expenses	456,453	141,193
Other interest and bank charges	3,354	3,562
Reporting and investor relations	10,869	-
Research	148,465	202,034
Transfer agent fees and mailing expenses	18,163	12,472
	2,378,344	2,319,106
Loss and comprehensive loss for the period	$(2,374,152)	$(2,244,769)

Loss per share - basic and diluted	$(0.02)	$(0.04)
Weighted average number of common shares outstanding	110,668,396	61,730,463

SILVERADO GOLD MINES LTD.
Consolidated Statements of Operations
(Expressed in United States Dollars)

	Three months	Three months
	ended	ended
	August 31,	August 31,
	2003	2002
	(unaudited)	(unaudited)

Interest and other income	$7	$3,140
Other expenses:
Accounting and audit	8,099	5,442
Advertising and promotion	83,042	84,270
Consulting fees (recovered – note 6)	(486,808)	639,023
Depreciation	68,732	62,244
General exploration	341,257	148,869
Interest on debentures	10,005	40,235
Legal	6,956	8,922
Loss (gain) on foreign exchange	12,978	2,779
Management services from related party	136,090	48,405
Office expenses	17,183	63,329
Other interest and bank charges	1,153	570
Reporting and investor relations	5,307	-
Research	41,138	96,924
Transfer agent fees and mailing expenses	6,836	4,313
	251,968	1,205,325
Loss and comprehensive loss for the period	$(251,961)	$(1,202,185)

Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	111,434,601	83,592,612

SILVERADO GOLD MINES LTD.
Consolidated Statement of Cash Flows
(Expressed in United States Dollars)

	Nine months	Nine months
	ended	ended
	August 31,	August 31,
	2003	2002
	(unaudited)	(unaudited)

Cash provided by (used in):
Operating activities:
Loss for the period	$(2,374,153)	$(2,244,769)
Adjustments to reconcile loss to net cash used by operating
activities
Depreciation	197,956	204,143
Stock based compensation	396,109	559,750
Interest on debentures	29,425	123,802
Changes in non-cash operating working capital:
Accounts receivable	(1,246)	(107,063)
Gold inventory	(64,810)	971
Receivable from related party	-	(697,086)
Accounts payable and accrued liabilities:	(81,577)	(75,645)
Increase (decrease) in mineral claims payable:	(140,000)	(31,000)
	(2,038,296)	(2,115,607)
Financing activities:
Shares issued for cash	5,486,294	4,665,001
Increase (decrease) in loans payable	(27,856)	-
Due to related party	26,098	(291,310)
	5,484,536	4,373,691
Investing activities:
Advances for exploration and development	579,745	-
Mineral claims and options expenditures, net of recoveries	(4,051,096)	-
Purchase of equipment	(457,351)	(2,990)
	(3,928,702)	(2,990)
Increase (Decrease) in cash	(482,462)	2,255,094

Cash, beginning of period	905,000	17,093

Cash, end of the period	$422,538	$2,272,187
Supplementary disclosure with respect to cash flow (note 4)

See accompanying notes to the consolidated financial statements

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2003 and August 31, 2002

1.

Basis of presentation:

The unaudited consolidated financial statements as of August 31, 2003 , included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the November 30, 2002, audited consolidated financial statements and notes thereto.

2.

Continuing operations:

At August 31, 2003, the Company had a working capital deficiency of $543,099, down from a working capital deficiency of $604,459 at November 30, 2002, primarily as a result of increased funding from issuances of common stock and a significant reduction of its debt. The Company paid the arrears of required mineral claims and option payments on certain of its mineral properties on January 27, 2003, in the amount of $140,000.

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

The Tri-Con Mining Group are operations, exploration, and development contractors, and have been employed by the Company under contract since 1972 to carry out all of its fieldwork and to provide administrative and management services. Under its current contract dated January, 1997 work is charged at cost plus 15% for operations and cost plus 25% for exploration and development. Cost includes a 15 % charge for office overhead. Services of the directors of the Tri-Con Mining Group are charged at a rate of $75 per hour. Services of the directors of the Tri-Con Mining Group who are also directors of the Company are not charged. At August 31, 2003, the Company had a payable of $26,098 to the Tri-Con Mining Group for exploration, development and administration services to be performed during the current fiscal year on behalf of the Company. The Tri-Con Mining Group’s services for the current fiscal year are focusing mainly on the Company’s year round production on its Nolan property low rank coal water fuel program, and administration services at both its field and corporate offices as well, the Company continues to develop its low-rank coal-water fuel program.

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2003, and August 31, 2002

5.

Related party transactions (continued):

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

	August 31,	August 31,
	2003	2002

Operations and field services	$-	$10,212
Exploration and development services	3,231,670	237,598
Administrative and management services	257,579	144,819
Research	148,465	202,034
	$3,637,714	$594,663
Amount of total charges in excess of Tri-Con costs incurred	$836,784	$110,147

Excess amount charged as a percentage of actual costs
incurred	23.0%	22.7%

6.	Supplementary cash flow information: Supplemental non-cash investing and financing activities:

	August 31,	August 31,
	2003	2002

Purchase of fixed assets under capital lease	$(145,170)	$-
Issuance of shares for:
Related party advances	-	370,000
Debentures	807,924	357,734
Interest on debentures	48,736	123,803
Consulting services	418,884	559,750
Capital lease obligation	145,170	-

7.

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

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2003, and August 31, 2002

5.

Debentures (continued):

If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On December 11, 2002, the Company issued 372,818 shares at the average market price of $0.38 to the holders of the replacement debenture to satisfy the quarterly payments due November 30, 2002. The value of the transaction consists of $119,245 of principal and $22,426 of interest. On April 9, 2003, the Company issued 3,274,865 shares to the replacement debenture holders at the price of $0.18 to satisfy the quarterly payments due February 28, 2003 of principal and interest. The value of this transaction consists of $569,434 of principal, and $20,042 of interest. On June 1, 2003, the Comapny issued 913,551 shares to the holders of the replacement debentures, at the average market price of $0.14 per share to satisfy the quarterly payments due May 31, 2003 of principal and interest. The value of this transaction consists of $955,876 of principal, and $8,653 of interest. As at August 31, 2003, $1,979,245 plus $531,160 of accrued interest has been exchanged for replacement debentures. Of its aggregate amount $313,387, $119,245 is classified as a current liability and $194,142 has been classified as non-current. Remaining debentures of $140,000, plus accrued interest of $59,266 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

6.

Shares to be issued and consulting fees:

During the three months ended August 31, 2003 the company renegotiated the terms of several consulting agreements, resulting in a recovery of $748,120 on consulting fees previously recorded at the market value of the shares to be issued under the old agreements.

7.

Subsequent events:

On September 1, 2003, the Company issued 247,500 shares for consulting services provided at a value of $47,025.

On September 1, 2003, the Company issued 738,308 shares to the holders of the replacement debentures, at the average market price of $0.17 per share.

On September 5, 2003, 550,000 common share purchase warrants were exercised at a price of $0.12 per share for total proceeds of $66,000.

On September 19, 2003, 1,562,500 common share purchase warrants were exercised at a price of $0.10 per share for total proceeds of $156,250. A commission of $15,625 was paid in connection with the sale of these shares.

On September 19, 2003, 2,000,000 common share purchase warrants were exercised at a price of $0.10 per share for total proceeds of $200,000. A commission of $10,000 was paid in connection with the sale of these shares.

On September 19, 2003, 1,162,792 common share purchase warrants were exercised at a price of $0.10 per share for total proceeds of $116,279. A commission of $5,813 was paid in connection with the sale of these shares.

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2003, and August 31, 2002

7.

Subsequent events (continued):

On September 22, 2003, the Company completed a private placement with three investors of 750,000 units at a price of $0.10 per unit for total proceeds of $75,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at the price of $0.20 per share, subject to a maximum reduction of $0.05 per share, for the period of one year from the acceptance of a registration statement qualifying the resale of the shares and the shares issuable upon exercise of the warrants.

On October 1, 2003, the Company issued 247,500 shares for consulting services provided at a value of $49,500.

On October 8, 2003, the Company completed a private placement of 450,000 units at a price of $0.10 per unit for total proceeds of $45,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at the price of $0.20 per share, subject to a maximum reduction of $0.05 per share for the period of one year from the acceptance of a registration statement qualifying the resale of the shares and the shares issuable upon exercise of the warrants.

8.	Comparative figures: Certain comparative figures have been reclassified to conform with the current periods presentation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

We are engaged in the acquisition, exploration and development of mineral properties in the State of Alaska. We are currently actively engaged in mining and development activities at our Nolan Gold Project, located 175 miles north of Fairbanks, Alaska. Our plan of operations is to recover gold from gravel material that is mined from the Nolan Gold Project under a three year plan for mining and development of the Nolan Gold Project. We commenced the mining and development activities under this plan of operations in September 2002. We commenced gold recovery operations from gravel mined at the Nolan Gold Project in the summer of 2003. We are also planning to conduct further exploration of our Nolan properties. We are also seeking financing to enable us to proceed with the construction of a commercial test facility to establish the viability of the production of low-rank coal-water fuel as a replacement for oil fired boilers and utility generators.

We hold interests in four groups of mineral properties in Alaska, namely:

1.	our Nolan Gold Project;

2.	our Ester Dome Gold properties;

3.	our Hammond properties; and

4.	our Eagle Creek properties.

CORPORATE UPDATE

Mining of the Nolan Deep Channel and Surface Mining Operations

Our primary area of exploration and development interest is the Nolan Gold Project. Our plan of operation is to continue to develop and mine our Nolan Gold Project, with production targeted specifically for the Nolan Deep Channel areas and various identified surface deposits. We are currently targeting gold that is referred to as “placer” gold in our current mining and development activities. Placer gold is gold that has been separated from its host rock and is often re-concentrated in streams or in river beds of old streams. Placer gold will occur in both nugget form and in fine gold. Our mining and development operations involve the mining of potential gold bearing gravel from surface or underground deposits and then processing the recovered gravel material to extract the gold in the form of nuggets or fine gold.

The Nolan Deep Channel is an underground frozen river bed located approximately 100 to 200 feet beneath the existing Nolan Creek. The Nolan Deep Channel begins at the confluence of Nolan Creek and Fay Creek and continues southward beneath Nolan Creek for approximately 2.5 miles.

We received an engineer’s report in the summer of 2002 that outlined a three year plan to develop and mine the Nolan Deep Channel area. We determined to proceed with this plan and we completed the necessary development work that has enabled us to start processing material for recovery of gold in the summer of 2003.

The portion of the Nolan Deep Channel targeted for development is approximately 2500 feet long and begins at the upper end of the Nolan Deep Channel at the confluence of Nolan Creek and Fay Creek. The development plan called for the construction of three separate decline tunnels that would provide access to the underground Nolan Deep Channel. The decline tunnels are the underground tunnels that start at portals at the surface and tunnel downwards to the targeted gravel located in the Nolan Deep Channel. These decline tunnels are referred to by us as the “A”, “B” and “C” tunnel declines. The “A” tunnel decline is located at the north end of the Nolan Deep Channel. The “B” tunnel decline is located in the middle of the targeted portion of the Nolan Deep Channel. The “C” tunnel decline is located at the south end of the targeted portion of the Nolan Deep Channel, approximately 2500 feet south of the “A” decline tunnel.

We commenced underground mining operations at the Nolan Gold Project in November 2002. We completed the construction of the “B” and “C” decline tunnels, as planned, however we were unable to complete the construction of the “A” decline tunnel due to unseasonably warm temperatures encountered during the winter of 2002/2003. Warm temperatures resulted in the presence of high volumes of water and instability which forced the abandonment of our efforts to construct the “A” decline tunnel. While similar conditions were encountered in the “B” and “C” decline tunnels, mining was able to proceed by pumping infiltration water to the surface and by the installation of a ventilation shaft to improve air circulation. An underground tunnel was constructed between the “B” and “C” decline tunnels, as planned, although this connection was completed behind schedule due to water problems. Once the connection was made, mining of gravel continued on a round-the-clock basis in order to extract as much gravel as possible. Mining continued until April 2, 2003 when spring temperatures forced underground mining to cease. Warm temperatures had an adverse impact on the mining of the Nolan Deep Channel due to its nature of a frozen river bed. Warm temperatures caused ice to melt which resulted in water seepage into mining operations and destabilization of the underground tunnels. Mining problems associated with warm weather during the winter of 2002/ 2003 caused our costs to increase over projected costs and our production of material for gold recovery processing to be less than projected. The “B” and “C” tunnel declines and the underground tunnel constructed during the winter of 2002/ 2003 will enable us to continue underground mining of the Nolan Deep Channel in upcoming winter seasons.

In addition to underground mining, we commenced surface mining of ore from the Mary’s Bench and Wool Bench region of the Nolan Gold Project in the summer of 2003. The Mary’s Bench and Wool Bench are two of a series of elevated gravel benches located above the elevation of the Nolan Creek on a hill known as the Smith Dome. Mined material that was extracted by surface mining operations was processed at our gold recovery facility in order to recover gold present in the mined material. We anticipate continuing surface mining of material from the Wool Bench through the fall of 2003 and likely into the coming winter.

Nolan Gold Recovery Operations

We completed the construction of a washing plant to recover gold from the mined ore in the summer of 2003. We refer to this washing plant as our gold recovery facility. The gold recover facility is located adjacent to the Nolan Creek at the confluence of the Nolan Creek and Archibald Creek, approximately in the middle of the Nolan Deep Channel.

The gold recovery facility incorporates nugget traps, hydraulic riffles, classification and gravity concentration processes in order to recover gold. Our washing plant is able to recover both coarse gold nuggets and fine gold dust using a series of processing operations. The facility is capable of operating at a 75 yard per hour process rate. The facility includes a vibrating grizzly for removal of over-size boulders. Gravel feed is screened and treated by a series of gold nugget traps and hydraulic riffles where larger gold nuggets are collected. All discharged material is then re-screened to a finer fraction, which is then processed through a series of water-pulsing “jigs” to remove fine gold, then sent to a high gravity centrifugal bowl concentrator to remove the ultra-

fine gold or “gold dust”. The material left over from the centrifugal bowl concentrator is referred to by us as “concentrate”. Water supply and water treatment systems have been incorporated into the washing plant for optimizing water usage and discharging process effluent in a clean, environmentally sound manner.

We also completed the tuning of the new gold recovery circuitry that comprises the gold recovery facility in the summer of 2003. The tuning process was necessary in order that each phase of the gold recovery operations is able to operate at optimal performance in order to maximize gold recovery and operating efficiency.

We commenced the processing of ore that was stock-piled during winter mining operations on a continuous basis once the gold recovery facility became operational. Recovery operations have been targeted at recovering both fine gold and course gold from the gravel. Gold recovery operations continued through the summer of 2003 until late September 2003 when freeze-up forced recovery operations to be suspended. We completed the processing of 40,000 loose cubic yards of gravel materials that were recovered from our underground and surface mining activities. An abundance of Sulphide heavy metals were encountered when processing the close to gold bearing gravel. We recovered gold both in the form of gold nuggets, with weights over one quarter of one ounce, and fine gold, being gold particles less than one quarter ounce in weight. The fine gold was recovered in the concentrate left over after initial recovery operations. We have yet to finish processing approximately two tons of concentrate that was produced during summer operations and accordingly have not reported on the quantity of gold produced in this concentrate. This concentrate will be shipped by us to Fairbanks for processing at our Grant Mine, which has better equipment for recovery of gold from the concentrate, now that our recovery operations have been suspended.

We began to recover gold in July 2003 and commenced sales of recovered gold in August 2003. As at August 31, 2003, we had produced 278.835 ounces of gold from the Nolan Gold Project during the summer recovery operations. We had produced an additional 83.695 ounces of gold from the Nolan Gold Project by September 30, 2003. We completed sales of gold in the amount $73,095 in our third quarter. Gold sales resulting from our developmental activities have been applied against the capitalized cost of mineral properties and development costs. Sales of gold nuggets averaged a price of $501 per ounce. We had 222.36 ounces of gold in inventory as at September 30, 2003. The amount of our gold inventory is exclusive of any gold present in the two tons of unprocessed fine gold concentrates produced during the summer recovery operations. We cannot give investors estimates as to the quantities of gold or revenues that will be realized from the gold concentrates until they are processed in the fall of 2003. Subsequent to August 31, 2003, we sold 26.33 ounces of gold for $14,807.

Planned Mining Operations

We will continue the mining of the Nolan Deep Channel on a modified basis during the winter of 2003/2004. We plan to mine the area of the Nolan Deep Channel between the “A” decline tunnel and the “B” decline tunnel using open-cut surface mining, rather than underground mining. Our determination to proceed with surface mining rather than underground mining of this portion of the Nolan Deep Channel is based on the water problems and mining difficulties encountered during the 2002/2003 winter season. Our mining activities on upper portion of the Nolan Deep Channel will be directed by the results of the drilling program on the upper portion of the Nolan Deep Channel that we carried out during summer of 2003.

We will continue to evaluate and modify our plan of operations for the mining and development of the Nolan Deep Channel as the results of mining, development and exploration become available to us. We anticipate that that we will make modifications based on many factors, including: concentrations of gold in the material recovered from extraction operations, the success of various mining techniques, the recurrence of water problems encountered during the winter of 2002/ 2003 and the costs of various mining alternatives available to us.

We will also continue gravel extraction operations on the various gravel benches located above the elevation of Nolan Creek on the slopes of the Smith Dome. We are planning to mine the gravel bench known as the Mary’s Bench that is located approximately 200 to 300 feet in elevation above the confluence of Nolan Creek and Archibald Creek. We are anticipating that mining of the Mary’s Bench will be by underground mining. We are also planning to mine a gravel bench known as the Treasure Chest that has not been previously mined by us. We have not finalized our mining plan for the Treasure Chest area to date. The actual plan will be dependent on our geological review of the drill holes to be completed on this bench during the fall of 2003 and our assessment of whether surface or underground mining will be optimal for extraction operations. The Treasure Chest bench is located approximately 200 to 400 feet in elevation above the Nolan Creek to the south of Mary’s Bench.

Gravel that we mine during the 2003-2004 winter season will be processed for gold recovery in the summer of 2004.

Exploration and Development Program

We are currently undertaking an extensive geological exploration program on the Nolan Gold Project. The overall objectives of this exploration program are as follows:

1.
We are continuing with our attempts to identify placer deposits in the Nolan Gold Project that we can mine using surface mining. In general, these deposits are located in benches that are ancient river beds located above the elevation of the Nolan Creek. These deposits include known deposits such as the Wool Bench, Mary’s Bench, Workman Bench, Eureka Bench and the Lower Nolan Bench. The Mary’s Bench was mined by us in 1995, the Eureka Bench was mined by us in 1994 and 1995 and the Workman Bench was mined by us in 1999 and 2000. The objectives of our drilling program will include the determination of the nature and extent of areas of known bench deposits that are prospective for mining and the identification of new bench deposits that may be prospective for mining.

2.
We are continuing to define the nature and the extent of the Nolan Deep Channel. Our drilling program for the Nolan Deep Channel is a two phase program. The first phase is to complete infill drilling of the known Nolan Deep Channel for channel definition, grade control and geo-technical data analysis. The purpose of this exploration is to supplement our existing knowledge of the Nolan Deep Channel and to assist in our planning for our second and third years of mining the Nolan Deep Channel. The second phase of this exploration program is to undertake development drilling of the lower Nolan Deep Channel. The lower Nolan Deep Channel is located south of the portion of the Nolan Deep Channel that is currently the subject of our three year mining and development plan. The objective of this exploration is to determine the nature and extent of the southern portion of the Nolan Deep Channel which is below the area of the Nolan Deep Channel that is targeted for development and mining as part of our current three year plan.

3.
We plan to complete a drill program on the Slisco Bench on our Hammond River property. The Slisco Bench is located above the elevation of the Hammond Property and is approximately 3 to 4 miles northwest of the Nolan Deep Channel. The purpose of this drill program will be to obtain the necessary geo-technical and engineering data in order to enable us to determine whether commencement of underground mining of the gold bearing gravels of the Slisco Bench is warranted.

4.
We plan to complete a drill program to determine the location of a potential lode deposit, referred to by us as the Nolan Lode, which may be the source of the placer gold found on the Nolan Gold Project. A lode deposit of gold occurs when gold is present in its host rock and is differentiated from placer gold which is gold that has been removed from its host rock by the process of erosion. This drill program will be part of our ongoing geologic and geo-physical investigations to determine whether there is a lode source on our Nolan Gold project that is the source of our placer gold deposits.

We are currently undertaking the following exploration activities as part of our exploration program on the Nolan Gold Project:

1.
We have determined to pursue exploration of the identified area of mineralization that may be a lode deposit of gold and have mobilized a drill to the area of the identified mineralization. We plan to drill approximately 10 drill holes in the area of the identified mineralization over the next month. The results will be used to assess whether further geological exploration and drilling of this area of identified mineralization is warranted. Even if results of the drilling program are positive, substantial and extensive geological exploration and drilling beyond the scope of the current drilling program will be necessary to establish whether any identified mineralization will support economic mining of the deposit. There is no assurance that the results of our current drilling program will be positive or that any economic lode deposit of gold is associated with this mineralization.

2.
We commenced a drilling program on the upper portion of the Nolan Deep Channel in September 2003. A total of twenty nine drill holes have been completed to date. The results of these drill holds will assist in our plan to surface mine the upper portion of the Nolan Deep Channel below the “A” tunnel decline and above the “B” tunnel decline, as discussed above.

3.
We are currently planning on completing a drilling program on a prospective gold deposit bench that we refer to as the Treasure Chest which is adjacent to and to the south of the Mary’s Bench deposit. The results of this drilling program will determine whether this bench deposit contains sufficient prospective gold in order to warrant mining and to determine whether surface or underground mining will be required.

4.
We are also planning on drilling in the areas of the lower Nolan Deep Channel and the Slisco Bench. Our ability to complete drilling at these locations will be dependent upon the amount of funds that we have available for exploration and our exploration priorities.

We plan to continue the exploration efforts at the Nolan Gold Project described above throughout the winter in order to identify targeted areas for mining and development. Completion of these exploration efforts will include the following.

a.	Hiring of exploration geologists and drill technicians.
b.	Hiring lab technicians.
c.	Retrofit and lab upgrades.
d.	Oversight by an independent Professional Mining Engineer or Certified Geologist.
e.	Contract drilling services.
f.	Outside laboratory analysis, particularly for prospective lode gold.
g.	In-house and external review of results, including feasibility studies.

The facilities and infrastructure at the Nolan Gold Project are capable of supporting this project with a minimum of expansion. The primary expenses will be labor and contract costs, including transportation, and on site support.

We plan to spend approximately $825,000 on exploration activities during the next twelve months. This amount will fluctuate depending on the actual amount of funds that we have available for exploration. See the discussion of our cash resources and working capital below under Plan of Operations below and also see the discussion of our Risk Factors described below. Of this amount, approximately $570,000 is planned be spent on exploration activities from September through November 2003 and will include the drilling programs currently in progress, as discussed above. The results of these drilling programs will be used to provide key information for mining and development work to be completed during the winter of 2003/ 2004. In addition, results will be used to form the basis for additional geological exploration work to be completed by us in 2004. We plan to continue exploration work during the winter of 2003/ 2004, however exploration work will be subject to intermittent interruptions cause by foul or intense cold weather.

PLAN OF OPERATIONS

Mining and Gold Processing Operations at the Nolan Gold Project

Our plan of operations for the next twelve months is to continue development, mining and gold recovery activities at the Nolan Gold Project. These development, mining and gold recovery activities include the continuation of our three year plan to develop and mine the Nolan Deep Channel on a modified basis and the mining of gravel benches above the Nolan Creek. Our plan of operations is discussed in detail above under Corporate Update.

We plan to spend approximately $5,300,000 over the next twelve months in carrying our underground and surface mining plans for the Nolan Gold Project. While this amount of expenditures will be off-set by any revenues that we achieve from gold production, we anticipate that we will require substantial financing in order to proceed with our plan of operations. We presently do not have any arrangements in place to finance our development plans and there is no assurance that the necessary financing will be achieved. If we are unable to achieve new financings or if we do not achieve anticipated revenues from sales of gold, then we will be forced to scale back our plan of operations based on our available funds. See the discussion of our cash resources and working capital below under Liquidity and Financial Condition below and the section of this prospectus entitled Risk Factors.

Exploration and Development Program

We plan to spend approximately $825,000 on exploration activities during the next twelve months. Our planned exploration activities are discussed above under Corporate Update. Our exploration activities will be scaled back if we do not have sufficient funds available to pursue all planned exploration programs. See the discussion of our cash resources and working capital below under Liquidity and Financial Condition and Risk Factors below.

Low-Rank Coal-Water Fuel Project

We plan to re-submit our application for a grant to the Department of Energy under the second round of grants under the Clean Coal Power Initiative. We anticipate that our application will be re-submitted prior to August 2004, being the extended deadline for submissions, when the Department of Energy is anticipated to begin accepting applications. There is no assurance that any grant would be obtained from the Department of Energy that would enable us to proceed with the planned demonstration facility. If a grant was received, funds would not be available until future fiscal years and any funds would be repayable under the terms of the grant.

We anticipate spending approximately $200,000 during the next twelve months on our application to the Department of Energy and on other work in connection with establishment of the demonstration facility at the Grant Mine.

RESULTS OF OPERATIONS

Nine months ended August 31, 2003 compared to the nine months ended August 31, 2002.

Revenues

We did not earn revenues during the nine months ended August 31, 2003 or August 31, 2002 as we did not reach commercial production of gold from the Nolan Gold Project during this period. We did not earn any revenues during the three months ended August 31, 2003 or the three months ended August 31, 2002.

We achieved gold sales of $73,095 during the three months ended August 31, 2003. These gold sales represented sales of gold recovered during our summer recovery operations. Under our accounting policies, these gold sales were treated as sales received incidental to developmental activities on the Nolan Gold Project. Due to this accounting treatment, gold sales were offset against development costs associated with the Nolan Gold Project. We will not treat sales of gold recovered from Nolan Gold Project as revenues until such time as we have reached commercial levels of gold production from the Nolan Gold Project.

We anticipate that we will not realize revenues during the current fiscal year or our next fiscal year from the low-rank coal-water fuel component of its plan of operations. We will not be able to realize revenues from this business until we have been able to proceed with the construction and operation of a commercial-scale demonstration facility for the low-rank coal-water fuel technology. There is no assurance that we will be able to secure the financing necessary to proceed with construction of this demonstration facility and or that the demonstration facility will prove the commercial viability of the process.

Operating Costs

We did not incur any operating costs during the nine months or three months ended August 31, 2003, due to the fact that we did not achieve commercial levels of gold production from mining activities during these periods.

We incurred development costs in the amount of $4,051,096 on the Nolan Gold Project during the nine months ended August 31, 2003. These development costs were incurred in connection with mining activities at the Nolan Gold Project that are anticipated to allow us to go into production on the property. These development costs were capitalized in accordance with our policy to capitalize development expenses prior to reaching commercial levels of production. Development expenses were offset by $73,095 of gold sales completed during our third quarter, as discussed above. Development expenses at the Nolan Gold Project will be expensed as operating costs once production at the Nolan Gold Project commences at commercial levels.

Other Expenses

Our other expenses increased to $2,378,344 for the nine months ended August 31, 2003 compared to $2,319,106 for the nine months ended August 31, 2002, representing an increase of $59,238 or 3%. Other expenses decreased to $251,968 for the three months ended August 31, 2003 compared to $1,205,325 for the three months ended August 31, 2002, representing a decrease of $953,357 or 79%. Increases in other expenses for the nine months ended August 31, 2003 were primarily attributable to increases in general overhead expenses attributable to increased development activities and decreases in consulting fees during the quarter. The substantial decrease in other expenses for the three months ended August 31, 2003 was attributable to a recovery of previously recorded consulting fees, as discussed below

Management services are mainly attributable to the activities of the Tri-Con Group increased to $286,500 for the nine months ended August 31, 2003 compared to $147,055 for the nine months ended August 31, 2002, representing an increase in the amount of $139,445 or 95%. Management services increased to $136,090 for the three months ended August 31, 2003 compared to $48,405 for the three months ended August 31, 2002, representing an increase in the amount of $87,685 or 181%. Management services are mainly attributable to the activities of the Tri-Con Group. These increases were primarily the result of increased activity by us on our mineral properties, including the mining and development operations at the Nolan Gold Project.

We incurred exploration expenses of $411,473 for the nine months ended August 31, 2003, compared to $297,919 for the nine months ended August 31, 2002. We incurred exploration expenses of $341,257 for the three months ended August 31, 2003, compared to $148,869 for the three months ended August 31, 2002. The increase in exploration expenses was attributable to increased exploration activities at the Nolan Gold Project during our third quarter. We anticipate that our exploration expenses will increase in our fourth quarter due to our planned drilling and exploration activities on the Nolan Deep Channel, Mary’s Bench, and Treasure Chest areas.

Research activities attributable to the low-rank coal-water fuel technology decreased to $148,465 for the nine months ended August 31, 2003 compared to $202,034 for nine months ended August 31, 2002, representing a decrease in the amount of $53,569 or 27%. Research activities attributable to the low-rank coal-water fuel technology decreased to $41,138 for the three months ended August 31, 2003 compared to $96,924 for three months ended August 31, 2002, representing a decrease in the amount of $55,786 or 136%. Research activities were primarily in connection with the submission of our application for a grant to the Department of Energy. We anticipate that these expenses will not significantly increase during the current fiscal year based on our decision to re-submit our application for the second round of financing in August of 2004, being the extended deadline for submissions. We do not expect significant increases in research expenses as we plan to continue our focus on mining, production and exploration at the Nolan Gold Project.

Our office expenses increased to $456,453 for the nine months ended August 31, 2003, compared to $141,193 for the nine months ended August 31, 2002, representing an increase of $315,260. Office expenses decreased to $17,183 for the three months ended August 31, 2003, compared to $63,329 for the three months ended August 31, 2002. The increase for the nine month period related to postage, courier and mailing expenses relating to our 2003 annual general meeting which was held on May 30, 2003, and an increase in activity of our offices in Fairbanks, Alaska relating to our mining and production activities at the Nolan Gold Project.

We recovered consulting fees in the amount of $748,120 during the three months ended August 31, 2003 as a result of the reconciliation of the terms of several consulting agreements in respect of which expenses had been recorded in prior periods. As a result, consulting fees decreased to $424,206 for the nine months ended August 31, 2003 compared to $1,019,168 for the nine months ended August 31, 2002. Consulting fees are attributable to stock based compensation paid to our consultants during the year. Compensation was recorded based on the quoted market price of our shares as of the date of issue.

Loss

Our loss increased to $2,374,152 for the nine months ended August 31, 2003, compared to $2,244,769 for the nine months ended August 31, 2002, representing an increase of $129,383. We anticipate that we will continue to incur losses until such time as we can achieve significant revenues from sales of gold processed from the Nolan Gold Project.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had a cash balance of $422,538 as at August 31, 2003, compared to a cash balance of $905,000 as at November 30, 2002. We had a working capital deficiency of $543,099 compared to a working capital deficiency of $604,458 as of November 30, 2002. The decrease in our working capital deficiency was primarily the result of equity financings completed during the nine months ended August 31, 2003.

We will require additional financing during the next twelve months due to our plan of operations for the Nolan Gold Project, our planned exploration activities and our plan to re-submit a grant application to the Department of Energy. We are able to proceed with our plan of operations for approximately two months based on our current cash reserves exclusive of any revenues that we may realize from gold sales. While financing requirements will be off-set by revenues generated from gold sales, these revenues may not cover all financing requirements. In addition, revenues will be subject to the quantity of gold recovered.

Cash used in operating activities

Cash used in operating activities increased to $2,038,296 for the nine months ended August 31, 2003, compared to $2,115,607 for the nine months ended August 31, 2002. We funded cash used in operating activities primarily through equity sales of our common shares.

Financing Activities

Cash provided by financing activities increased to $5,484,536 for the nine months ended August 31, 2003, compared to $4,373,691 for the nine months ended August 31, 2002. Of the cash provided by financing activities during the quarter, a total of $5,486,294 was provided by share issuances. Cash provided by financing activities was used to fund our operating and financing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of our common shares as of the respective date of the financings.

We anticipate continuing to rely on equity sales of our common shares, along with gold sales, in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

Investing Activities

We used $3,928,702 in investing activities during the nine months ended August 31, 2003, compared to $2,990 during the nine months ended August 31, 2002, representing an increase of $3,925,712. The increase was due to our determination to proceed with equipment leases and development activities in connection with the mining operations at the Nolan Gold Project and the capitalization of these costs.

We incurred development costs in the amount of $4,051,096 which were mainly on the Nolan, Ester Dome, and Eagle Creek properties during the nine months ended August 31, 2003. These amounts were capitalized and are included in our consolidated statements of cash flows as investing activities under the caption “mineral claims and options expenditures, net of recoveries”.

On October 11, 2002, we entered into a lease purchase agreement whereby we would purchase three dump trucks, an underground loader, two surface loaders, and other equipment valued at a total of $1,496,150. The agreement required payment upon signing of $550,000 (paid) and future payments beginning on December 1,

2003 for the balance of the purchase price plus interest. The payment schedule requires the payment of $100,000 on or before December 1, 2003 and 24 equal payments thereafter in an amount to be determined. The amount of the payments shall be determined based on the amount of the equipment and other expenses which are added to the lease before December 1, 2003. The payments will be sufficient to amortize the total balance outstanding once all costs are included over the 24 payments. On February 14, 2003, we entered into another lease purchase agreement whereby we would purchase one grader, one dozer, three light towers and other equipment worth approximately $250,170. The agreement required a down payment upon signing of $105,000 which was paid February 16, 2003, one payment of $25,000 due December 1, 2003, and 24 equal payments of an amount to be determined. The amount of the payments shall be determined based on the amount of the equipment and other expenses which are added to the lease before December 1, 2003. The payments will be sufficient to amortize the total balance outstanding once all costs are included over the 24 payments. As at August 31, 2003, the total amount outstanding under the lease purchase agreements was $966,320. The lease payment schedule is calculated on this amount using an interest rate of 15% per annum as is implied in the lease agreement. We are required to maintain the equipment in good working order and is also required to maintain adequate insurance on the equipment. The capital lease payments will not impact our operating costs until its 2004 fiscal year. We are required to complete future lease payments of $687,243 during the 2004 fiscal year and $562,243 during the 2005 fiscal year

TRI-CON MINING GROUP

Silverado’s exploration and development activities are managed and conducted by an affiliated company, Tri-Con Mining Ltd. (“Tri-Con”) pursuant to a written operating agreement. Tri-Con is a privately owned corporation controlled by Garry L. Anselmo, who is President, Chairman, CEO and a Director of Silverado. In addition, Mr. Edward J. We have had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group"). Each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. are owned and controlled by Mr. Garry Anselmo, our chief executive officer and chief financial officer and the chairman of our board of directors. We are party to three separate contracts dated January 1, 1997 with the Tri-Con Mining Group, one with each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc.

The Tri-Con Group are operations, exploration and development contractors, and have been employed by us under contract since 1972 to carry out all of our fieldwork and to provide administrative and management services. Under the current contracts dated January, 1997, we pay to the Tri-Con Group an amount equal to 115% of the costs incurred by the Tri-Con Group on our behalf. The costs incurred by the Tri-Con Group include actual costs plus a support charge that is equal to 15% on operating expenditures and 25% on all project acquisition, exploration and development expenditures. Capital purchases are exempt from any support charges. Services of the directors of the Tri-Con Group are charged at a rate of $75 per hour. Services of the directors of the Tri-Con Group who are also our directors, namely Mr. Anselmo, are not charged. In addition, each agreement requires us to pay a base fee of $10,000 CDN (equal to approximately $6500 US) per month to each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. However, the Tri-Con Group has waived payment of the base fee under two of the agreements and is only paid $10,000 CDN (equal to approximately $6,500 US) per month in total.

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on our projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

	August 31,	August 31,
	2003	2002

Operations and field services	-	10,212
Exploration and development services	3,231,670	237,598
Administrative and management services	257,579	144,819
Research	148,465	202,034
	$3,637,714	$594,663

Amount of total charges in excess of Tri-Con costs incurred	$836,784	$110,147

Excess amount charged as a percentage of actual costs
incurred	23.0%	22.7%

Debt Re-Structuring

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. We issued replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount of the original debentures, plus all accrued interest accrued on the original debentures to March 1, 2001. The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If we fail to make any payment of principal or interest, we must issue shares equivalent in value to the unpaid amounts at 20% below the average market price for the 30 day period prior to the payment being made. We did not make any cash payments of principal or interest during the six months ended May 31, 2003. Accordingly, we completed the following issuances of shares in satisfaction of amounts of principal and interest due under the replacement debentures during the six months of 2003:

a)
On December 11, 2002, we issued 372,818 shares to the holders of the replacement debentures, at the average market price of $0.38 per share, to satisfy the quarterly payments of principal and interest due November 30, 2002. The transaction consists of $119,245 of principal and $22,426 of interest.

b)
On March 13, 2003, we issued 3,274,865 shares to the replacement debenture holders at the average market price of $0.18 per share, to satisfy the quarterly payments of principal and interest due February 28, 2003. The transaction consists of $569,434 of principal and $20,042 of interest.

c)
On June 1, 2003, we issued 913,551 shares to the holders of the replacement debentures, at the average market price of $0.14 per share. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act.

As at August 31, 2003, original convertible debentures of $1,979,245 plus $531,160 of accrued interest had been exchanged for replacement debentures. The amount of the replacement debentures outstanding as of August 31, 2003 was $313,387, of which $119,245 is classified as a current. Remaining debentures of $140,000, plus accrued interest of $59,266 are in default and are recorded as current liabilities. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

Future Financings

We also anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned mining, development and exploration activities.

We are continuing in our attempts to obtain a grant of $10,000,000 in order to proceed with establishing the commercial viability of our low-rank coal-water fuel business. The first round of grants on the Clean Coal Power Initiative was released by the Department of Energy and our application for a grant was not approved. We plan to re-submit our application to the Department of Energy for the second round of grants prior to the deadline for submissions of August 2004. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund this component of our plan of operations.

Our ability to continue as a going concern and recover the amounts recorded as mineral properties is dependant on our ability to obtain the continued forbearance of our creditors, to obtain additional financing and/ or the entering into joint venture agreements with third parties in order to complete exploration, development and production of our mineral properties, the continued delineation of reserves on our properties and the attainment of profitable operations. There is no assurance that such items can be obtained by us. Failure to obtain these may cause us to significantly decrease our level of exploration and operations and to possibly sell or abandon certain mineral properties or capital assets to reduce commitments or raise cash as required.

CRITICAL ACCOUNTING POLICIES

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and the capital assets are dependent on our ability to obtain additional financing to fund our operations and acquisition, exploration and development activities, the discovery of economically recoverable ore on our properties, and the attainment of profitable operations. We plan to continue to raise capital through private placements and warrant issues. In addition, we are exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators.

Mineral Properties

We confine our exploration activities to areas from which gold has previously been produced or to properties, which are contiguous to such areas and have demonstrated mineralization. We capitalize the costs of acquiring mineral claims until such time as the properties are placed into production or abandoned. Expenditures for mine development are capitalized when the properties are determined to have economically recoverable, proven reserves but are not yet producing at a commercial level. Once a property reaches commercial levels of production operating costs will be charged against related revenues. Based on the application of this accounting policy, the expenditures incurred in development of the Nolan Gold Project during fiscal 2002 and first nine months of 2003 were capitalized. Development expenses at the Nolan Gold Project will be expensed as operating costs once production at the Nolan Gold Project commences.

Amortization of mineral property costs relating to properties in production is provided during periods of production using the units-of-production method based on the estimated economic life of the ore reserves. On an ongoing basis, we evaluate each property for impairment based on exploration results to date, and considering facts and circumstances such as operating results, cash flows and material changes in the business climate. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. If an asset is impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated discounted cash flows with a discount rate commensurate with the risk involved. Losses on other long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the costs of disposal.

The amounts shown for mineral properties and development which have not yet commenced commercial production represent costs incurred to date, net of recoveries from developmental production, and are not intended to reflect present or future values.

Stock Based Compensation

For stock options granted to employees and directors, we account for stock compensation arising from these options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25”). Compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee or director must pay to acquire the stock and is recognized over the service period. We provide pro-forma disclosures of net income and earnings per share as if the fair value method had applied in measuring compensation expense. For stock options granted to independent contract employees, as well as shares issued for services rendered, we account for stock compensation arising from these options and stock issuances, in accordance with Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Under this statement, stock compensation cost to contract employees, is measured at the fair value of the options granted at the time services are rendered.

RISK FACTORS

We face risks in completing its exploration and development plans and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002, in this Quarterly Report on Form 10-QSB and our other filings with the Securities and Exchange Commission. If any of these risks occur, our business, our ability to achieve revenues, our ability to produce gold, our operating results and our financial condition could be seriously harmed.

If we do not obtain new financings, the amount of funds available to us to pursue development and mining of the Nolan Gold Project and to pursue further exploration of our mineral properties will be reduced.

We have relied on recent private placement financings in order to fund development of the Nolan Gold Project and our exploration activities. We will continue to require additional financing to complete our plan of operations to complete the planned three year development program of the Nolan Gold Project, to complete additional mining and development work at the Nolan Gold Project, to achieve gold production and to carry out our exploration programs on our other mineral properties. While our financing requirements may be reduced when gold production is achieved, our inability to raise additional funds through financings will reduce the available funds for the development and mining of the Nolan Gold Project and for additional exploration activities, with the result that our plan of operations may be adversely affected and potential revenues reduced or delayed.

As we have a working capital deficit and we have not reported revenues in our last two fiscal years and the first six months of our current fiscal year, there is no assurance that we will be able to achieve the financing necessary to enable us to proceed with our exploration, development and mining activities.

We had a working capital deficit of $543,099 as of August 31, 2003. We did not report material revenues in our last two fiscal years ended November 30, 2002 or 2001 or the first nine months of our current fiscal year ended August 31, 2003. Our plan of operations calls for substantial expenditures exceeding $6,000,000 to be incurred by us over the next twelve months in order to continue mining and development activities at the Nolan Gold Project and to pursue exploration activities on our mineral properties. While we will apply revenues from gold sales to cover these expenditures, we anticipate that revenues from gold sales over the next twelve months will not exceed our projected expenditures during this period with the result that we will require substantial financing in order for us to pursue our plan of operations. We currently have no financing arrangements in place and there is no assurance that we may be able to obtain the necessary financing. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration, development and mining activities and our financial condition, business prospects and results of operations will be materially adversely affected.

If we are unable to achieve predicted gold recoveries from our Nolan Gold Project, then our financial condition and our revenues will be adversely affected.

We are currently undertaking the development and the mining of the Nolan Gold Project as part of a three year mining and development plan. We have undertaken substantial development activities to date and have mined gravel material from the Nolan Deep Channel during the winter of 2002/2003. This material that was mined during the winter season was stockpiled for gold recovery in the summer of 2003. Our determination to proceed with the mining of the Nolan Deep Channel was predicated upon geological exploration which predicted a certain recovery rate of gold per volume of ore recovered. Any revenues that we realize from the current mining activity on the Nolan Gold Project will be less than anticipated if the mined material that we have mined does not contain the concentration of gold predicted by geological exploration. If revenues are less than anticipated, then our ability to continue operations of the Nolan Gold Project, to continue further exploration activities on our other mineral properties and our ability to raise financing for further development will be adversely impacted.

If the price of gold declines, Silverado’s financial condition and ability to obtain future financings will be impaired.

Our business is extremely dependent on the price of gold. Our revenues for the current fiscal year are dependent on the price of gold in addition to the quantity of gold that we are able to recover. If gold prices decline prior to the production and sale of gold from the Nolan Gold Project, then our revenues and financial condition will be adversely impacted. We have not undertaken any hedging transactions in order to protect us from a decline in the price of gold. A decline in the price of gold may also decrease our ability to obtain future financings to fund our planned development and exploration programs.

The price of gold is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of gold to decrease include the following:

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

If costs of production at the Nolan Gold Project are higher than anticipated, then our profitability will be adversely affected.

We have proceeded with the Nolan Gold Project on the basis of estimated capital and operating costs. If capital and operating costs are greater than anticipated, then the profitability of the production at the Nolan Gold Project will be adversely affected. This reduced profitability will cause us to have less funds for other expenses, such as administrative and overhead expenses and exploration of our other mineral properties and further development of the Nolan Gold Project.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. This exploration program includes drilling programs at various locations within the Nolan Gold Project. If our exploration costs are greater than anticipated, then we will have less funds for other expenses, such as expenses associated with mining and development of the Nolan Gold Project. If higher exploration costs reduce the amount of funds available for production of gold through mining and development activities, then our revenues and profitability will be adversely affected. Factors that could cause exploration costs to increase adverse weather conditions, difficult terrain and shortages of qualified personnel.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations that we undertake will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might result in us being forced to could incur significant costs that could have a material adverse effect on our financial condition and business prospects.

Our estimates of proven and probable reserves are uncertain.

Estimates of proven and probable reserves are subject to considerable uncertainty. These estimates include the estimates of proven and probable reserves included in this prospectus. Such estimates are arrived at using standard acceptable geological techniques, and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Geologists use feasibility studies to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that our reported proven and probable reserves reflect actual quantities of gold that can be economically processed and mined by us.

If we experience mining accidents or other adverse events at our Nolan Gold Project, then our financial condition and profitability could be adversely affected.

Our mining operations at the Nolan Gold Project are subject to adverse operating conditions. Mining accidents or other adverse incidents, such as cave-ins or flooding, could affect our ability to continue development and production of the Nolan Gold Project. A particular concern at the Nolan Gold Project is warm temperatures that can reduce the winter season during which we can safely conduct underground mining activities. The occurrence of any of these events could cause a delay in production of gold or could reduce the amount of gold that we are able to produce, with the result that our ability to achieve revenues and to sustain operations would be adversely impacted. Adverse operating conditions may also cause our operating costs to increase. Mining accidents or other adverse events could also result in an adverse environmental impact to the land on which our operations are located with the result that we may become subject to the liabilities for environmental clean up and remediation.

If we become subject to increased environmental laws and regulation, our operating expenses may increase.

Our development and production operations are regulated by both US Federal and State of Alaska environmental laws that relate to the protection air and water quality, hazardous waste management and mine reclamation. These regulations impose operating costs on Silverado. If the regulatory environment for our operations changes in a manner that increases costs of compliance and reclamation, then our operating expenses would increase with the result that our financial condition and operating results would be adversely affected.

As we have not reported revenues in recent fiscal periods, there is no assurance that we will be able to continue as a going concern.

Our financial statements included with our Annual Report on Form 10-KSB for the year ended November 30, 2002 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended November 30, 2002. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

Because of the speculative nature of exploration of mineral exploration properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals or that the amount of our proven and probable reserves will increase as a result of new exploration.

We plan to continue exploration on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of gold exist on our properties. Problems such as unusual or unexpected formations or other conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates of exploration costs. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

As we face intense competition in the mining industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The mining industry is intensely competitive in all of its phases. Competition includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and development programs may be slowed down or suspended.

Our business venture into the low rank coal water fuel business is subject to a high risk of failure.

Our business venture into the low rank coal water fuel technology business is at a very early stage and is subject to a high risk of failure. The low rank coal water fuel technology has not been proven by us to be a commercially viable fuel alternative. In order to establish commercial viability, we will have to undertake the construction and operation of the contemplated demonstration facility. The construction of the demonstration facility would cost in excess of $10 million. Even if the demonstration facility were constructed and operational, there is no assurance that the commercial viability of this process would be established or that we would be able to expand the facility into a commercially viable operation or to generate revenues from this technology. We have applied to the Department of Energy for a grant to fund the construction of the demonstration facility. Our initial application has been rejected. While we intend to resubmit for a second round of funding grants, there is no assurance that our application will be accepted. Even if the grant were obtained and the demonstration facility constructed, there is no assurance that we would be able to generate profit or revenues from the operations or be able to repay the Department of Energy grant.

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended August 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

Item 1     Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2     Changes in Securities and Use of Proceeds.

We completed the following unregistered sales of our securities during the three months ended August 31, 2003:

1.
On June 1, 2003, we issued 913,551 shares to the holders of the replacement debentures, at the average market price of $0.14 per share. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act.

2.
On July 10, 2003, 700,000 common share purchase warrants were exercised at a price of $0.10 per share and we issued 700,000 shares for total proceeds of $70,000. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation D of the Act on the basis that each purchaser is a U.S. person, as defined under Regulation D of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

3.
On July 11, 2003, we completed a private placement, with one investor, of 1,666,667 units at a price of $0.15 per unit for total proceeds of $250,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at a price of $0.20 until July 11, 2004. A commission of $25,000 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

4.
On July 15, 2003, 454,546 common share purchase warrants were exercised at a price of $0.12 per share and we issued 454,546 shares for total proceeds of $54,545.52. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

5.
On August 18, 2003, we completed a private placement with seven investors of 10,550,000 units at a price of $0.10 per unit for total proceeds of $1,055,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at the price of $0.20 per share, subject to a maximum reduction of $0.05 per share, as described below, for the period of one year from the acceptance of a registration statement qualifying the resale of the shares and the shares issuable upon exercise of the warrants. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Act on the basis that each purchaser is an “accredited investor”, as defined under Rule 501 of Regulation D of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We agreed to file a registration statement under the Act in order to register the resale by the investors of the shares comprising the units and the shares issuable upon exercise of the share purchase warrants. This registration statement represents the registration statement that we are obligated to file to complete this registration obligation. We have agreed that the per unit purchase price and the warrant exercise price will be further reduced as follows:

(a)	by $0.01 per share in the event that we fail to file the registration statement within 60 days of closing;

(b)	by an additional $0.01 per share in the event that we fail to file the registration statement within 70 days of closing;

(c)	by an additional $0.01 per share in the event that the Registration Statement is not effective within 90 days of closing;

(d)	by an additional $0.01 per share in the event that the Registration Statement is not effective within 120 days of closing; and

(e)	by an additional $0.01 per share in the event that the Registration Statement is not effective within 180 days of closing.

Item 3     Default Upon Senior Securities

We are currently in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $59,226. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures

Item 4     Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended August 31, 2003.

Item 5     Other Information

None.

Item 6     Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit
Number	Description of Exhibit

3.1	Articles of the Company (1)

3.2	Amendment to Articles of the Company (2)

3.3	Altered Memorandum of the Company (3)

3.4	Amendment to Articles of the Company (7)

4.1	Share certificate representing common shares of the capital of the Company (1)

10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)

10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)

10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)

10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995 (6)

10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)

10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)

10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)

10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)

10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)

10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)

10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)

10.12	2003 Stock Option Plan (8)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Schedule 14A Proxy Statement filed April 29, 2003.
(9)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

During the fiscal quarter ended August 31, 2003, we filed a Current Report on Form 8-K on June 13, 2003 to disclose the results of our 2003 annual general meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: October 14, 2003	/s/ Garry L. Anselmo

Garry L. Anselmo
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)