Form 10KSB
period 2003-11-30
SILVERADO GOLD MINES LTD
filed 2004-03-16
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended NOVEMBER 30, 2003

☐  Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER: 0-12132

SILVERADO GOLD MINES LTD.
(Name of small business issuer in its charter)

British Columbia, Canada	98-0045034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification
No.)

Suite 505, 1111 West Georgia Street
Vancouver, British Columbia, Canada	V6E 4M3
(Address of principal executive offices)	(Zip Code)

(604) 689-1535
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

COMMON SHARES, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $21,307,027 as of March 12, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 174,282,256 Common Shares as of March 12, 2004

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

1 of 57

PART I

ITEM 1.          DESCRIPTION OF BUSINESS. FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

INTRODUCTION

We are engaged in the acquisition, exploration and development of mineral properties in the State of Alaska. Currently we are actively engaged in development, mining and exploration activities at our Nolan Gold Project. Our plan of operations for the next twelve months is to continue development, mining and exploration activities at the Nolan Gold Project. We are also seeking financing to enable us to construct a commercial test facility with the objective of establishing the viability of the production of low-rank coal-water fuel as a replacement for oil fired boilers and electrical utility generators.

CORPORATE ORGANIZATION

Silverado Gold Mines Ltd. was incorporated under the laws of British Columbia, Canada, in June 1963. We operate in the United States through our wholly owned subsidiary, Silverado Green Fuel Inc. (formerly Silverado Gold Mines Inc.). Silverado Green Fuel Inc. was incorporated in the State of Alaska in 1981.

Our exploration and development activities are managed and conducted by affiliated companies, Tri-Con Mining Ltd. (“Tri-Con”), Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. pursuant to written operating agreements. Each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. are privately owned corporations controlled by Garry L. Anselmo, who is the President, Chief Executive Officer, Chief Financial Officer, Chairman and a Director of Silverado. See Item 12 – Certain Relationships and Related Transactions.

MINERAL EXPLORATION AND DEVELOPMENT BUSINESS

We hold interests in four groups of mineral properties in Alaska, as described below:

1.	the Nolan Gold Project;

2.	the Ester Dome Gold properties;

2 of 57

3.	the Hammond properties; and

4.	the Eagle Creek properties.

Our plan of operation for our mineral properties is discussed below:

1.          The Nolan Gold Project

Our primary area of exploration and development interest is the Nolan Gold Project. The properties comprising the Nolan Gold Project are discussed in detail under Item 2 – Description of Properties of this Annual Report on Form 10-KSB.

Our plan of operation is to continue exploration, development and mining programs at the Nolan Gold Project. Our exploration activities are directed at the definition of placer gold targets and location of the lode source of the Nolan placer gold deposits. Our areas of interest for placer mining include: Mary's Bench, the Nolan Deep Channel, the Swede Channel, the Treasure Chest, and Wooll Bench. Our exploration for lode gold is being focused on the Solomon Shear Trend. Our successful definition of a significant gold deposit in any of these areas could lead to us developing and mining those areas. Our recent development and mining activities have been carried out as part of a three year mining plan for the Nolan Gold Project.

We have presently suspended our development and mining activities on the Nolan Deep Channel that are being carried out as part of the three year mining plan for the Nolan Gold Project. We are currently evaluating our mining and development plans for 2004. We anticipate proceeding with development and mining on the elevated benches above the Nolan Creek, however no determination has been made to date. We anticipate proceeding with development and mining of the elevated benches above the Nolan Creek, rather than continuing with the development and mining of the Nolan Deep Channel, as the elevated benches are less prone to the severe water problems that we encountered at the Nolan Deep Channel in winter 2002/ 2003. We believe that further development drilling on the Nolan Deep Channel is warranted prior to re-commencing development and mining activities at the Nolan Deep Channel in order to better delineate areas targeted for development and mining while minimizing inflow water problems.

The main focus of our current mining and development activities is “placer” gold. Placer gold is gold that has been separated from its host rock and is often re-concentrated in beds of old streams and rivers. Placer gold will occur in both nugget form and in fine gold form.

We plan to spend approximately $2,400,000 in the next twelve months in carrying out our development, mining and exploration plans for the Nolan Gold Project. While this amount of expenditures may be offset by any revenues we achieve from gold production, we anticipate that we will require substantial financing in order to proceed with our plan of operations. Subsequent to November 30, 2003 we achieved sufficient financing that will enabled us to proceed with mining and development plans for the next 6 months. See the discussion of our cash resources and working capital under Liquidity and Financial Condition under item 6 and in the section entitled Risk Factors.

Exploration, Development and Mining at the Nolan Gold Project

We received an engineer’s report in the summer of 2002 that outlined a three year plan to develop and mine the Nolan Deep Channel area. We determined to proceed with this plan and we completed the necessary development work that has enabled us to start processing material for recovery of gold in the summer of 2003. Our activity at the Nolan Gold Project during the 2002/ 2003 season included mining of surface placer sources, wash plant acquisition, construction and operation to recover placer gold from mined sources, exploration and development efforts, and reclamation. Additionally, we undertook camp upgrading to provide improved living quarters for the crew. Specifically we continued with development and mining of the underground Nolan Deep Channel as well as surface mining of Mary’s Bench and Wooll Bench. Additionally, we commenced an exploration and development drilling program of the upper Nolan Creek and the "Treasure Chest" zone in the fall of 2003.

3 of 57

On September 1, 2002 we hired a professional engineer to act as project manager for both our mining and exploration activities during the 2002/ 2003 season. We began mobilization for mining of the Nolan Deep Channel in September 2002. We acquired mining equipment with a value in excess of $1,700,000, by both purchase and lease, which was necessary to begin operations. The mining equipment included two mini-bore jumbo drills, three DUX underground haulage trucks, Caterpillar tractor/dozer, grader and front end loader equipment, two underground loaders and various compressor, light-plant, generator and utility equipment. Our mining camp at the Nolan Gold Project was upgraded in order that mining operations could resume. Our upgrading efforts included the purchase and installation of a ten-room housing unit, the construction of an engineering office, the upgrade of laboratory facilities and the installation of up-graded communications facilities.

On November 1, 2002, we commenced underground mining operations in the Nolan Deep Channel. The Nolan Deep Channel is an underground frozen river bed located approximately 100 to 200 feet beneath the existing Nolan Creek. The Nolan Deep Channel begins at the confluence of Nolan Creek and Fay Creek and continues southward beneath Nolan Creek for approximately 2.5 miles. Our construction of the “B” and “C” decline tunnels in the Nolan Deep Channel were completed as planned, however, the construction of the “A” decline tunnel was not completed due to unseasonably warm temperatures encountered during the winter of 2002/ 2003. Warm temperatures resulted in the presence of high volumes of water and instability which forced the abandonment of our efforts to construct the “A” decline tunnel. While similar conditions were encountered in the “B” and “C” decline tunnels, mining was able to proceed by pumping infiltration water to the surface and by the installation of a ventilation shaft to improve air circulation. We constructed an underground tunnel between the “B” and “C” decline tunnels, as planned, although this connection was completed behind schedule due to water problems. Once the connection was made we continued to mine gravel on a round-the-clock basis in order to extract as much gravel as possible. Our mining operations continued until April 2, 2003 when spring temperatures forced underground mining to cease. Warm temperatures had an adverse impact on our mining of the Nolan Deep Channel due to its nature as a frozen river bed. Mining problems associated with warm weather during the winter of 2002/ 2003 caused our costs to increase over projected costs and our production of gold bearing material to be significantly less than projected.

In summer/ fall of 2003 we began surface mining on the Mary’s Bench and Wooll Bench regions of the Nolan Gold Project. The Mary’s Bench and Wool Bench are two of a series of elevated gravel benches located above the elevation of the Nolan Creek on a hill known as the Smith Dome. Mined material that was extracted by our surface mining operations was processed at our gold recovery facility in order to recover gold present in the mined material.

We began an exploration program in early 2003 which was directed at improving our placer deposit definition and discovering potential lode sources of the placer gold. We hired a senior exploration geologist in early 2003 to move this objective forward. Our exploration efforts were comprised of the analysis of geophysical data, geochemical sampling, company records and analysis provided by government mineral investigation efforts/ publications as well as the exploration drilling of target areas. Our development program was comprised of trenching with heavy equipment and drilling of target areas.

We undertook a placer gold exploration and development drilling program during September and October of 2003 to define the upper Nolan Creek gold resource and to explore a part of the "Treasure Chest" zone. The Treasure Chest area was designated by our geological crew as applying to an area above Mary's Bench on the side of Smith Creek Dome. The area is a placer deposit target based on geological and geomorphologic interpretation. We drilled twenty-seven 27 holes on upper Nolan Creek and an additional 27 holes on the Treasure Chest area.

We designed and planned a hard rock drilling program before year-end, however, it was not commissioned until after the fiscal year due to very cold weather hindrances. Our drilling program commenced in December, 2003. Our drilling program is intended to test for the presence of vein or shear zone mineralization in the Solomon Shear Trend.

We undertook reclamation in several areas of the project in accordance with the operating permit requirements. Disturbances resulting from our mining, wash plant construction, ore stockpile, tailings

4 of 57

handling, tailings ponds, and road access amounted to 8.84 acres; this was partially offset by our reclamation of 3.36 acres in the Workman's Bench and the Wooll Bench areas. We will undertake additional reclamation as mining and milling area use is completed.

We have continued our cooperation with Dot Helm, a Wasilla based University of Alaska Fairbanks Agricultural, Forestry and Experiment Station scientist. Dot Helm undertook experimental planting during this past June to test plant growth adaptability for the Nolan area. The intent of the study is to find plants that are hardy enough to survive in a mined area setting without any special care or maintenance. Follow up to the experiment will be conducted periodically.

Improvements to our camp, shop and infrastructure were required to accommodate the long-term and expanded work force. Our camp population was an average of 25 persons but peaked at over 30 employees during the past operating year. Anticipation of this work force required that we make substantial improvement to the living quarters at Nolan Creek. The living quarters are referred to as camp. We began improvements to the camp facility in September 2002 and continued through the end of the year. Improvements included adding sleeping rooms, an improved septic system, a shower/clothes washing facility, a recreation/ office complex, a power generation plant, a good communications system, an upgraded power distribution system, upgraded cafeteria to handle the increased crew requirements, and the addition of TV and internet capability. We also made improvements to the maintenance facility.

Nolan Gold Recovery Operations

We completed the construction of a washing plant to recover gold from the mined ore in the summer of 2003. Our washing plant is referred to as the gold recovery facility. The gold recovery facility is located adjacent to Nolan Creek near the confluence of the Nolan Creek and Archibald Creek. The gold recovery facility incorporates nugget traps, hydraulic riffles, classification and gravity concentration processes in order to recover gold. Our washing plant facility is able to recover both coarse gold nuggets and fine gold dust using a series of processing operations. Our facility is capable of operating at a 75 yard per hour process rate. The washing plant includes a vibrating grizzly for removal of over-size boulders. Gravel feed is screened and treated by a series of gold nugget traps and hydraulic riffles where larger gold nuggets are collected. All discharged material is then re-screened to a finer fraction, which is then processed through a series of water-pulsing “jigs” to remove fine gold, then sent to a high gravity centrifugal bowl concentrator to remove the ultra-fine gold or “gold dust”. The material left over from the centrifugal bowl concentrator is referred to by us as “concentrate”. Water supply and water treatment systems have been incorporated into the washing plant facility and settling ponds for optimizing water usage using a closed-circuit zero-discharge system in a clean, environmentally sound manner.

In summer 2003 we completed tuning of the new gold recovery circuitry that comprises the gold recovery facility. The tuning process was necessary so that each phase of the gold recovery operation operate at optimal performance in order to maximize gold recovery and operating efficiency. Once our gold recovery facility was operational the processing of ore that was stock-piled during our winter mining operations commenced. Our recovery operations were targeted at recovering both fine gold and course gold from the gravel recovered from the Nolan Deep Channel. We began to recover gold in July 2003 and commenced sales of recovered gold in August 2003. As at November 30, 2003 we had recovered 451ounces of gold from the Nolan Gold Project during the summer recovery operations. We completed sales of gold in the amount of $100,976 during 2003. Gold sales resulting from our developmental activities have been applied against the capitalized cost of mineral properties and development costs. Sales of our gold nuggets averaged a price of $501 per ounce. We had 254.5 ounces of gold in inventory as at November 30, 2003. The amount in our gold inventory is exclusive of any gold still present in the two tons of fine gold concentrates produced during our summer recovery operations after completion of the first phase of processing.

Our gold recovery operations continued through the summer of 2003 until late September 2003 when freeze-up forced recovery operations to be suspended. We recovered and processed a total of approximately 40,000 loose cubic yards of gravel materials from our underground and surface mining activities. Mining problems associated with warm weather during the winter of 2002/ 2003 caused our production of material for gold recovery processing to be significantly less than projected.

5 of 57

We recovered a total of 220 ounces from the approximately 20,000 loose cubic yards of gravel recovered from the Nolan Deep Channel. Two tons of concentrates resulted from the processing of the gravel through our gold recovery facility. The concentrates have undergone the first phase of processing to recover 88.7 ounces of gold. The concentrates will have to undergo further processing for complete gold recovery. There is no assurance there is any remaining gold content in the concentrates.

In summer/ fall of 2003 we began surface mining on the Mary’s Bench and Wooll Bench regions of the Nolan Gold Project. We recovered approximately 20,000 loose cubic yards of gravel materials from surface mining activities. We then processed those gravel materials at our gold recovery facility to recover 231 ounces of gold.

Planned Mining Operations

We are drilling to target the following areas of the Nolan Gold Project for mining in the 2003/ 2004 winter season: Mary's Bench, the Nolan Deep Channel, the Swede Channel and the Treasure Chest area. These various gravel benches are located above the elevation of Nolan Creek on the slopes of the Smith Dome. We are planning to mine the gravel bench known as the Mary’s Bench that is located approximately 200 to 300 feet in elevation above the confluence of Nolan Creek and Archibald Creek. Treasure Chest bench is located approximately 200 to 400 feet in elevation above the Nolan Creek to the south of Mary’s Bench.

We anticipate that the mining of Mary’s Bench will be done by open cut mining methods. To date we have not finalized our mining plan for: Mary’s Bench, Nolan Deep Channel, Swede Channel or the Treasure Chest areas. Our plan is dependent on the geological review of the drill holes to be completed on this bench during the winter of 2004 as well as our assessment of whether surface or underground mining will be optimal for extraction operations. If gravel is mined during the 2003-2004 winter season it will be processed for gold recovery in the summer of 2004.

Our plan of operations at the Nolan Gold Project will be continually evaluated and modified as mining, development and exploration results become available. Modifications to our plan will be based on many factors, including: assessment of data, weather conditions, mining costs the price of gold and available capital.

Exploration Program Planned for Nolan during 2004

Our exploration plans are to further define gold deposits in order to provide a basis for the assessment of the feasibility of future additional mining at the Nolan project.

We are currently undertaking an extensive geological exploration program on the Nolan Gold Project. The program includes: drilling, as well as the review of geological and geophysical data. The overall objectives of our exploration program are as follows:

1.
To identify surface mineable placer deposits at our Nolan Gold Project. In general, these deposits are located in benches that are ancient river beds and lakeshore deposits located above the present channel of Nolan Creek. These deposits include Mary’s Bench, Wooll Bench, Workman’s Bench, Eureka Bench and Lower Nolan Bench. Mary’s Bench deposit was mined by us in 1995, the Eureka Bench was mined by us in 1994 and 1995 and the Workman’s Bench was mined by us in 1999 and 2000. The objectives of our drilling program will include the determination of the nature and extent of areas of known bench deposits that are prospects for mining and the identification of new bench deposits that may be prospects for mining.

2.
We have plans to complete a drill program to determine the location of a potential lode deposit, referred to by us as the Nolan Lode, which may be the source of the placer gold found on the Nolan Gold Project. A lode deposit of gold occurs when gold is present in its host rock and is differentiated from placer gold which is gold that has been removed from its host rock by the

6 of 57

process of erosion. Our drill program will be part of our ongoing geologic and geophysical investigations to determine whether there is a lode source on the Nolan Gold project that is the source of our placer gold deposits.

3.
The re-commencement of a drill program on the Slisco Bench deposit which is located on our Hammond River property. The Nolan Deep Channel begins at the confluence of Nolan Creek and Fay Creek and continues southward beneath Nolan Creek for approximately 2.5 miles. The Slisco Bench is approximately 3 to 4 miles northeast of the Nolan Deep Channel. The purpose of our drill program would be to obtain the necessary geotechnical and engineering data to determine whether commencement of underground mining of the gold bearing gravels of the Slisco Bench is warranted. To date, we have completed 58 exploration drill holes on the Slisco Bench. While Slisco Bench has an indicated length of about 4500 feet, only about 1200 feet of the up-river part of the bench was probed by our 1995 drilling program. An ancient river channel was located and found to contain placer gold similar to the gold nuggets we have been mining on the Nolan Creek claims. The channel is overlain by as much as 200 feet of frozen overburden. Therefore, if sufficient values of gold per cubic yard were verified, Slisco Bench would be a potential location to develop underground mining operations. We would design an exploration drill program to test the entire length of the Slisco Bench in order to determine the location of the ancient river channel and to analyze drill samples for their placer gold content. Up to several hundred drill holes may be necessary to fully define the location and gold values of this area. Drilling should occur in two phases, the first phase designed to outline the presence of the ancient channel and determine approximate dimensions as well as tenor of the gold bearing gravels. The second phase of drilling will be at closer line intervals with closer hole spacings, and would serve to provide the technical information required upon which a mining pre-feasibility study would be based.

Currently we are undertaking the following activities as part of our exploration program on the Nolan Gold Project:

1.
During the summer of 2003 we undertook the review of geological data available to us regarding the Nolan Gold Project. This geological data includes information that has been compiled over our 23 year history at the Nolan Gold Project and a five year resource assessment of the 11.6 million acre Koyukuk Mining District, in which the Nolan Gold Project is located, that was published by the United States Department of Interior in July 2002. The data reviewed included geology, geophysics, rock, soil and stream sediment geochemistry, drilling and trenching samples and results of areas mined. Based on this review, our geologists identified a north-east trending zone of mineralization, which is mineralized with gold and pathfinder elements such as arsenic and antimony. This zone of mineralization is located on Smith Creek Dome above the elevation of Nolan Creek and to the east of Nolan Creek. Based on this observed mineralization, our geologists recommended that we pursue an exploration program on the zone of mineralization in order to assess whether the mineralization is associated with a lode deposit of gold that may contribute to the placer accumulations of gold found on the Nolan Gold Project.

2.
We have plans to pursue exploration of the identified area of mineralization that may be a lode deposit of gold and mobilize a drill to the area of the identified mineralization. We plan to drill the identified mineralization in the coming months. The results will be used to assess whether further geological exploration and drilling of this area of identified mineralization is warranted. Even if results of the drilling program are positive, substantial and extensive geological exploration and drilling beyond the scope of the current drilling program will be necessary to establish whether any identified mineralization will support economic mining of the deposit. There is no assurance that the results of our current drilling program will be positive or that any economic lode deposit of gold is associated with this mineralization.

3.
In September 2003 we commenced a drilling program on the upper portion of the Nolan Deep Channel. We have completed a total of 29 drill holes to date. In the future the results of these drill holes will assist in our plan to surface mine the upper portion of the Nolan Deep Channel below the “A” tunnel decline and above the “B” tunnel decline, as discussed above.

7 of 57

4.
We also have plans to complete a drilling program on the potential gold bearing bench material that we refer to as the Treasure Chest. The Treasure Chest is adjacent to and to the southeast of the Mary’s Bench deposit. The results of our drilling program will determine whether this bench deposit contains sufficient potential gold in order to warrant mining and to determine whether surface or underground mining will be required.

5.
We have plans to drill the areas of the lower Nolan Deep Channel and the Slisco Bench. The Slisco Bench is approximately 3 to 4 miles northeast of the Nolan Deep Channel. Our ability to complete drilling at these locations will be dependent upon the amount of funds available for exploration and our exploration priorities.

Our exploration efforts at the Nolan Gold Project described above are to be conducted throughout the winter of 2004 in order to identify targeted areas for mining and development. Completion of these exploration efforts will include the following:

a.	Hiring of exploration geologists and drill technicians.
b.	Hiring lab technicians.
c.	Retrofit and lab upgrades.
d.	Oversight by an independent Professional Mining Engineer or Certified Geologist.
e.	Contract drilling services.
f.	Outside laboratory analysis, specifically for lode gold.
g.	In-house and external review of results, including feasibility studies.

Our facilities and infrastructure at the Nolan Gold Project are capable of supporting this project with a minimum of expansion. Our primary expenses will be labour and contract costs, including transportation, and on site support.

We plan to spend approximately $600,000 on exploration activities during the next twelve months. This amount will fluctuate depending on the actual amount of funds that we have available for exploration. The exploration work being done during the winter of 2003/ 2004 will be subject to intermittent interruptions caused by foul or intense cold weather.

2.          Ester Dome Property

The properties comprising our Ester Dome gold project are discussed in detail under Item 2 – Description of Properties of this Annual Report on Form 10-KSB. Currently we are not undertaking any exploration activities on the Ester Dome Gold Project.

We plan to convert the Grant mine mill located on the Ester Dome properties into a research and development facility for the low-rank coal-water fuel business, as discussed below.

3.          Hammond Property

The properties comprising our Hammond property are discussed in detail under Item 2 – Description of Properties of this Annual Report on Form 10-KSB. As at November 30, 2003, we were not undertaking any exploration activities on the Hammond property. This property is also referred to as the “Slisco Bench” property.

4.          Eagle Creek Property

The properties comprising our Eagle Creek property are discussed in detail under Item 2 – Description of Properties of this Annual Report on Form 10-KSB. Currently we are not undertaking any exploration activities on the Eagle Creek property.

8 of 57

Marshall Dome Property

On March 10, 2003 a joint release of claims and settlement agreement for claims on the Marshall Dome property was achieved, and we terminated the lease. We no longer have any interest in the Marshall Dome property.

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

Year	Yearly Low Price of Gold (US$ per ounce)	Yearly High Price of Gold (US$ per ounce)	Average Price of Gold (US$ per ounce)
1992	330.25	359.60	343.82
1993	326.10	405.60	359.77
1994	369.65	396.25	384.00
1995	372.40	395.55	383.79
1996	367.40	414.80	387.81
1997	283.00	362.15	331.02
1998	273.40	313.15	294.24
1999	252.80	325.50	278.98
2000	263.80	312.70	279.11
2001	256.25	293.25	271.04
2002	277.75	349.30	309.73
2003	319.90	416.25	363.38
Source of Data: Kitco.com.

On February 26, 2004, the spot market price of gold on the New York Commodity Exchange was $395.30 per ounce.

The price of gold is affected by numerous factors that are beyond our control. See Risks Factors below.

LOW-RANK COAL-WATER FUEL BUSINESS

We commenced development of a low-rank coal-water fuel business in 2000. Our determination to enter into this business was based on a decision to broaden our business beyond mineral exploration and production. This aspect of our business is still in the start-up phase of operations and no revenues have been achieved to date. We do not anticipate that revenues from this technology will be achieved until commercialization of the technology has been established.

We entered the fuel sector in 2000 by forming a new “Fuel Technology” division which operates out of Fairbanks, Alaska. This division of the business is operated by our wholly owned subsidiary, Silverado Green Fuel Inc. (formerly Silverado Gold Mines Inc.), under the supervision of Dr. Warrack Willson, Vice-President of Fuel Technology. The fuel product is called low-rank coal-water fuel (LRCWF), which is a low-cost, non-toxic, non-hazardous alternative to oil fuels used in commercial boilers for the production of electricity and industrial heat. As a liquid fuel enjoys all the benefits of liquid handling and storage, LRCWF allows coal to be used sight unseen and is made from America’s most abundant fossil energy resource. This fuel is produced from ground low-rank coal that has been hydrothermally treated.

9 of 57

Hydrothermal treatment (HT) is an advanced technology, featuring moderate temperature/pressure, non-evaporative drying, which irreversibly removes much of the inherent moisture from low-rank coal and allows the formulation of commercially viable LRCWFs. HT is similar in many respects to pressure cooking, and it retains all of the desirable combustion characteristics of low-rank coal. When LRCWF is injected into a boiler, the particles ignite and burn rapidly, which leads to little or no boiler derating when substituted for oil. We believe that demand for the LRCWF and its production and utilization technology exists because of the high cost of oil and the desire for economical alternatives to oil that are environmentally friendly.

Our objective is to establish the commercial viability of the low-rank coal-water fuel technology by adapting our Grant Mill located on the Ester Dome property into a commercial-scale demonstration facility for producing and testing LRCWF. The estimated cost of a three-year demonstration project is $20,000,000. In order to achieve the financing necessary to proceed with the demonstration project, we applied to the United States Department of Energy (DOE) under the first solicitation of their Clean Coal Power Initiative on July 30, 2002 for a 50:50 cost share funding. Seven out of the eight successful applications in the first phase of awards that was announced in January 2003 were awarded to organizations affiliated with large utilities. Our application was not selected. We plan to re-submit our application to the DOE for the second solicitation in May of 2004 in an attempt to achieve funding of $10,000,000. There is no assurance that our re-submitted application will be accepted or any funding awarded. There is also no assurance that we will achieve any financing, such as financing from sales of our equity securities or from debt, which would enable us to finance the low-rank coal-water fuel demonstration facility. If a grant is received from DOE, the grant would be repayable and the terms would be arranged after the grant application receives approval. Any funds received pursuant to a grant would not be received until our next fiscal year, at the earliest. In addition, there is no assurance we would obtain the financing necessary to meet the 50:50 cost share funding.

From time to time as conditions or funds warrant, we may re-evaluate our development programs in response to changing economic or environmental conditions. Such a re-evaluation may result in us not pursuing the commercialization of the low-rank coal-water fuel technology or the construction of a demonstration facility.

GOVERNMENT REGULATION

Our Nolan Gold Project is comprised of non-patented federal mining claims located on federal land managed by the U.S. Bureau of Land Management. Mining activities on the Nolan Gold Project must be carried out in accordance with a permit issued by the Bureau of Land Management. Mining activities on the Nolan Gold Project are currently being carried out under a permit approved by the Bureau of Land Management under a 2002 to 2005 plan of operations for mining activity submitted by us to the Bureau of Land Management. Permit applications are submitted under a tri-agency application, and are reviewed by agencies of the State of Alaska government, including the Department of Natural Resources, the Department of Environmental Conservation, and Fish and Game. We post a reclamation bond annually in an amount required by the State of Alaska for each acre of proposed disturbance exceeding reclaimed acreage in a permit period. Presently, we have posted the appropriate bonding, and as a matter of company policy, endeavour to reclaim disturbed areas to equal or exceed any new disturbance. Our current reclamation bond is approximately $20,294 (was $20,800), of which $6,412 (was $8,700) is refundable.

In addition to the federal permit, we also hold U.S. Environmental Protection Agency water discharge permits for wastewater discharges, which must be monitored and kept in compliance with EPA permit conditions for turbidity, suspended solids, and heavy metals. We submit Discharge Monitoring reports annually to the EPA. Nolan Creek is one of two waterways in the State of Alaska classified as primary industrial usage. Classification of a waterway for industrial usage does not relieve us from the obligations of the Clean Water Act but serve to place industry ahead of other potential uses for the Nolan Creek area. We maintain a closed-circuit zero-discharge operation at our Nolan operations.

10 of 57

The U.S. Army Corps of Engineers also reviews permit applications for wetland determinations. The Nolan Deep Channel Project is not located in wetlands, although we report annually to the ACOE on activities.

Our mining operation is regulated by Mine Safety Health Administration (MSHA). MSHA inspectors periodically visit our project to monitor health and safety for the workers, and to inspect equipment and installations for code requirements. All of our workers have completed MSHA safety training and must take refresher courses annually when working on our project. A safety officer for the project is also on site.

Other regulatory requirements monitor the following:

a.	Explosives and explosives handling.
b.	Use and occupancy of site structures associated with mining.
c.	Hazardous materials and waste disposal.
d.	State Historic site preservation.
e.	Archaeological and paleontological finds associated with mining.
f.	Transportation and storage of hazardous materials.

COMPETITION

We are a mineral resource exploration and development company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom the Company competes have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

EMPLOYEES

We do not have any employees. Our operating and administrative activities are carried out through our agreement with the Tri-Con Mining Group. See Item 12 – Certain Relationships and Related Transactions.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have spent the following amounts on research and development activities during the past two fiscal years:

	November 30, 2002	November 30, 2001
	November 30, 2003	November 30, 2002
Research and Development
Expenditures:	$148,465	$256,954

Research and development activities were primarily attributable to the pursuit of the development of our Low-Rank Coal-Water Fuel business. During 2003, the majority of the research and development costs attributable to the low-rank coal-water fuel technology related to the preparation and presentation of our application to the Department of Energy for a grant.

11 of 57

RISK FACTORS

We face risks in completing our exploration and development plans and achieving revenues. The following risks are material risks that we face. We also faces the risks identified elsewhere in this Annual Report, including those risks identified under Item 1 - Description of Business and Item 6 - Management Discussion and Analysis or Plan of Operation. If any of these risks occur, our business, our ability to achieve revenues, our ability to produce gold, our operating results and our financial condition could be seriously harmed.

If we do not obtain new financings, the amount of funds available to us to pursue development and mining of the Nolan Gold Project and to pursue further exploration of our mineral properties will be reduced.

We have relied on recent private placement financings in order to fund development of the Nolan Gold Project and our exploration activities. We will continue to require additional financing to complete our plan of operations for mining and development work at the Nolan Gold Project, to achieve gold production and to carry out our exploration programs on our other mineral properties. While our financing requirements may be reduced when gold production is achieved, any impairment in our ability to raise additional funds through financings would reduce the available funds for the development and mining of the Nolan Gold Project and for additional exploration activities, with the result that our plan of operations may be adversely affected and potential revenues reduced or delayed.

As we have a working capital deficit and we have not reported revenues in our last two fiscal years there is no assurance that we will be able to achieve the financing necessary to enable us to proceed with our exploration, development and mining activities.

We had a working capital deficiency of $1,109,199 as of November 30, 2003. We did not report material revenues in our last two fiscal years ended November 30, 2002 or 2001. Our plan of operations calls for substantial expenditures of $2,400,000 to be incurred by us over the next twelve months in order to continue mining and development activities at the Nolan Gold Project and to pursue exploration activities on our mineral properties. While we will apply proceeds from gold sales to cover these expenditures, we anticipate that proceeds from gold sales over the next twelve months will not exceed our projected expenditures during this period with the result that we will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration, development and mining activities and our financial condition, business prospects and results of operations will be materially adversely affected.

If we are unable to achieve predicted gold recoveries from our Nolan Gold Project, then our financial condition and our revenues will be adversely affected.

We are currently undertaking the development and the mining of the Nolan Gold Project. We have undertaken substantial development activities to date and have mined gravel material from both the underground Nolan Deep Channel and from the surface of Mary’s and Wooll Benches during 2002/2003. This material that was mined was processed for gold recovery in the summer/ fall of 2003. We proceeded with the underground mining of the Nolan Deep Channel and surface mining of the Mary’s and Wooll Benchs as a result of geological exploration which predicted a certain recovery rate of gold per volume of ore recovered. Any sales of gold that we realize from up coming mining activity on the Nolan Gold Project will be less than anticipated if the mined material that we mine does not contain the concentration of gold predicted by geological exploration. If sales of gold are less than anticipated, then our ability to continue operations of the Nolan Gold Project, to continue further exploration activities on our other mineral properties and our ability to raise financing for further development will be adversely impacted.

If the price of gold declines, our financial condition and ability to obtain future financings will be impaired.

Our business is extremely dependent on the price of gold. Our recoveries from sales of gold for the current fiscal year are dependent on the price of gold in addition to the quantity of gold that we are able to

12 of 57

recover. If gold prices decline prior to the production and sale of gold from the Nolan Gold Project, then our recoveries from sales of gold and financial condition will be adversely impacted. We have not undertaken any hedging transactions in order to protect us from a decline in the price of gold. A decline in the price of gold may also decrease our ability to obtain future financings to fund our planned development and exploration programs.

The price of gold is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of gold to decrease include the following:

(a)	Sales or leasing of gold by governments and central banks;

(b)	A low rate of inflation and a strong US dollar;

(c)	Speculative trading;

(d)	Decreased demand for golds industrial, jewellery and investment uses;

(e)	High supply of gold from production, disinvestment, scrap and hedging;

(f)	Sales by gold producers and foreign transactions and other hedging transactions;

(g)	Devaluing local currencies (relative to gold price in US dollars) leading to lower production costs and higher production in certain major gold producing regions.

If costs of production at our Nolan Gold Project are higher than anticipated, then our profitability will be adversely affected.

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

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. This exploration program includes drilling programs at various locations within the Nolan Gold Project. If our exploration costs are greater than anticipated, then we will have less funds for other expenses, such as expenses associated with mining and development of the Nolan Gold Project. If higher exploration costs reduce the amount of funds available for production of gold through mining and development activities, then our ability to achieve revenues and profitability will be adversely affected. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations that we undertake will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks are such that liabilities might result in us being forced to incur significant costs that could have a material adverse effect on our financial condition and business prospects.

13 of 57

Our estimates of reserves are subject to uncertainty.

Estimates of reserves are subject to considerable uncertainty. These estimates include the estimates of proven and probable reserves included in this annual report. Such estimates are arrived at using standard acceptable geological techniques, and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Engineers use feasibility studies to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that our reported proven and probable reserves reflect actual quantities of gold that can be economically processed and mined by us.

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

Our development and production operations are regulated by both US Federal and State of Alaska environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation. These regulations may impose operating costs on us. If the regulatory environment for our operations changes in a manner that increases costs of compliance and reclamation, then our operating expenses would increase with the result that our financial condition and operating results would be adversely affected.

As we have not reported revenues in recent fiscal periods, there is no assurance that we will be able to continue as a going concern.

Our financial statements included with this Annual Report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended November 30, 2003. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals or that the amount of our proven and probable reserves will increase as a result of new exploration.

We plan to continue exploration on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on

14 of 57

our properties will establish that additional commercially exploitable reserves of gold exist on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of additional commercial quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

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

Our business venture into the low rank coal water fuel technology business is at a very early stage and is subject to a high risk of failure. The low rank coal water fuel technology has not been proven by us to be a commercially viable fuel alternative. In order to establish commercial viability, we will have to undertake the construction and operation of the contemplated demonstration facility. The construction of the demonstration facility would cost approximately $20 million. Even if the demonstration facility were constructed and operational, there is no assurance that the commercial viability of this process would be established or that we would be able to expand the facility into a commercially viable operation or to generate revenues from this technology. We have applied to the Department of Energy for a grant to fund the construction of the demonstration facility. Our initial application has been rejected. While we intend to resubmit for a second round of funding grants, there is no assurance that our application will be accepted. Even if the grant were obtained and the demonstration facility constructed, we will still require additional financing and there is no assurance that we would be able to generate profits or revenues from the operations or be able to repay the Department of Energy grant.

15 of 57

ITEM 2.          DESCRIPTION OF PROPERTIES.

Our head office is located at Suite 505, 1111 West Georgia Street, Vancouver, British Columbia, Canada V6E 4M3. These premises are comprised of approximately 4,549 square feet and are leased for a term expiring in February 2007.

Our four groups of mineral properties located in Alaska are described below:

NOLAN GOLD PROJECT

1.          Location and Access

The properties comprising our Nolan Gold Project are located approximately 8 miles west of Wiseman, and 175 air miles north of Fairbanks, Alaska in the foothills of the Brooks Range, in an area known as the Koyukuk Mining District.

The Nolan Gold Project is accessible by the Elliott and the Dalton Highways, about 280 road miles north of Fairbanks Alaska. An all weather road connects Nolan Creek to the Dalton Highway and is suitable year-round for semi-tractors loaded with fuel and equipment. Air transportation is available by several commercial carriers on two daily flights to Coldfoot, Alaska, about 15 miles south-southeast of Nolan.

2.          Ownership Interest

The Nolan properties are comprised of four non-continuous groups of 213 federal unpatented placer claims and one group of 67 federal unpatented lode claims. There has been no legal survey on any of the claims. These groups of properties are described as follows:

(a)

Nolan Gold Project:

The Nolan Gold Project includes 198 contiguous claims plus a second group of 8 continuous claims lying about ½ mile to the east of the main block. Silverado Green Fuel is the registered owner of all 206 placer claims. The Nolan Gold Project includes the claims referred to as the Nolan placer claims, which include the Nolan Deep Channel, the Smith Creek, the Thomson’s Pup and the Mary’s Bench claims.

The Thomson’s Pup claims consist of 6 unpatented federal placer claims registered in the name of Silverado Green Fuel. Our ownership in these claims is subject to a royalty of 3% of net profits on 80% of production payable to Frank Figlinski and Lyle R. Carlson.

Seven claims of the Smith Creek property are in two small groups, on Marion and Clara Creeks, 11 and 12 miles south-southeast of the Nolan Project. These claims are presently inactive.

(b)

Nolan Lode:

The Nolan Lode claims are comprised of 67 unpatented federal lode claims. Ownership of these federal lode claims is in the name of Silverado Green Fuel.

We did not complete any exploration or development activities on the Nolan Lode claims during fiscal 2003. However, we intend to undertake further exploration of the Nolan Lode property in the current fiscal year.

3.          History of Operations

Placer mining on Nolan Creek and its tributaries is first recorded at about the turn of the last century. During the ensuing years and up to the time Silverado arrived in the district, recoveries of approximately

16 of 57

120,000 oz. of placer gold have been reported. This gold is well known for its coarse size and high fineness. The early miners mined Nolan Creek and its left limit tributaries, particularly Fay, Smith and Archibald creeks by surface methods on the upper areas and by underground methods in the lower reaches of the creeks when overburden became too deep. Shafts are found throughout the areas being discussed.

We first began acquiring placer claims on Nolan Creek in 1979 with the first mining starting that year. During the first 8 years, approximately 2,400 oz. of gold were recovered by us and lessees from surface operations on Archibald Creek and Fay Creek. During the subsequent 5 years up to 1992, we concentrated on reclamation, exploration and limited development. Surface and underground mining was carried out during 1993 - 2000 on Thompson Pup plus a number of the upper left limit benches on Nolan Creek, namely Mary’s Bench, Eureka Bench, Dolney Bench, Workman’s Bench, West Block and Swede Channel. Up to the end of 2000, we had produced an additional 15,656 oz. of gold for a total of 18,056 oz. of placer gold from both surface mining and underground operations. Recent mining activity in 2002 -2003 has increased the total ounces of gold produced to 18,507 oz.

Mining activity was suspended during 2001 but underground development started again in 2002 with the driving of the Nolan Deep Channel decline. This work involved driving three decline entries to access the Nolan deep channel and a total of 3,340’ of development work was completed during the winter season of 2002 – 2003. A portion of this development work took place within the targeted deep gold bearing channel and this material was stockpiled on surface for summer washing. A limited amount of stoping from underground, (about 200 bank cubic yards) took place before the underground portion had to be closed down on April 3, because of warming weather. An extremely warm winter season (the warmest in 100 years) caused a number of logistical problems which slowed down production from underground, and in the late spring of 2003, Nolan Creek breached the underground workings and flooded all workings. In total, 19,489 loose cubic yards were stockpiled on surface.

During the summer season of 2003, approximately 39,363 loose cubic yards were processed. This included 19,489 loose cubic yards of gravel from the underground work and an additional 19,874 loose cubic yards of gravel mined from surface locations, namely Wooll Bench, Mary’s Bench and upper Nolan Creek.

4.          Present Condition of the Property and Current State of Exploration

We have spent approximately $26,000,000 over the last 18 years acquiring, exploring, developing and test mining the Nolan Gold Project. To the end of November 30, 2003, we had completed a total of 625 drill holes and 40,151 feet of drilling. About 207 of those drill holes were completed along the frozen gold bearing deep channel of the Nolan Creek known as the Nolan Deep Channel.

During 2002 we secured sufficient funding and began development of the Nolan Deep Channel as part of a three year mining program, as described in Item 1 – Description of Business. The Nolan Deep Channel is an underground frozen river bed located approximately 55 to 200 feet beneath the existing Nolan Creek. The Nolan Deep Channel stretches for about 2.5 miles, beginning at the confluence of the existing Fay and Nolan creeks and continues downstream to the confluence of the Nolan Creek and the Wiseman Creek.

Our strategy for mining the Nolan Deep Channel is to drill and blast frozen gold bearing gravels. Operations on the Nolan Deep Channel mine are underground and are accessed using mining decline tunnels. The frozen gravel is then transported to the surface using specially designed underground haulers and stockpiled. The blasted frozen gold bearing material is later thawed for gravity concentrating of the gold present in the material.

The Nolan operations, including camp, building, machinery shops and related equipment, were constructed by us in the late 1980’s. We upgraded the Nolan Mining camp in 2002/ 2003 in order that mining operations could resume. Our upgrading efforts included the purchase and installation of a ten-room housing unit, the construction of an engineering office, the upgrade of laboratory facilities and the

17 of 57

installation of communications facilities. These buildings and equipment are in operating condition and are currently operating. Our camp is capable of housing 30 workers at present. In addition, we purchased vehicles, surface and underground mining equipment including dump trucks and drills. The plant and equipment cost us $2,204,286 (The net book value of all equipment on the Nolan Placer property is currently $2,032,654). Power to the Nolan Placer property is provided by diesel powered generators located on site.

We intend to conduct further exploration of the Nolan Gold Project properties during the current fiscal year, as outlined in Item 1 - Description of Business.

5.          Geology

The Nolan Area properties are located in the Brooks Range of northern Alaska. Regionally, the area is underlain by a series of metasedimentary rocks of the Coldfoot subterrain and Hammond subterrain of the Arctic Alaska terrain. The metasedimentary rocks have been assigned a Middle to Upper Devonian age. During Late to Early Cretaceous time, the Middle Devonian metasedimentary rocks of the Coldfoot subterrain were thrust northward onto the Middle to Upper Devonian metasedimentary rocks of the Hammond Subterrane. This is represented by a large thrust belt in the Nolan area and resulted in regional metamorphism of the continental rocks that were overridden.

The property area is underlain by gray – black phyllite, black slate and metasiltstone, gray – black and brown slate, brown micaceous schist and phyllite, gray – black micaceous schist, gray green to black muscovite schist that locally contains abundant pyrite and arsenopyrite, and banded quartzite interbedded with chloritic quartzite and quartz mica schist.

The valley bottoms and side hills are mantled by a heavy cover of glacial outwash and lake bottom sediments. Depth of overburden varies from a very few feet on the upper slopes to 10’s to 100’s of feet in the lower valley bottoms on the claims. Deeper areas of cover are permanently frozen. There have been four periods of glaciation on the Nolan properties and the placer gold distribution has been variously affected by the glaciation.

The placer deposits are of three types:

1.)	Shallow placers concentrated in present stream and river valleys;

2.)	Placer gold concentrated on bedrock in deeply incised bedrock channels that have been covered by 10 to 100’s of feet of gravel and organic material; and

3.)
Placer deposits concentrated on benches lying anywhere from 10 to 400 feet above present stream levels. These bench gravels were deposited when streams were flowing at higher levels relative to present due to damming by glacial ice.

Placer gold is the main type of mineralization of interest on the property, however, we are currently exploring a lode source for the placer gold. Known gold-bearing lodes identified on the Nolan Lode properties consist of stibnite-bearing quartz veins, and quartz veins containing free gold, which fill fractures cutting phyllite.

Our geologist undertook a geophysical program analysis which identified a linear resistivity low that has been named the "Solomon Shear trend". The resistivity low is coincident with a geochemical anomaly for gold, antimony, arsenic and other indicator minerals. This anomaly trends parallel to Nolan Creek along the east side from south of Smith Creek into the Hammond River drainage. We will direct our 2003 - 2004 exploration program (now in progress) at exploring for mineralization of commercial significance along this zone.

18 of 57

HAMMOND PROPERTY (SLISCO BENCH)

1.          Location and Access

Our Hammond property is located approximately 8 miles north of Wiseman, and 175 air miles north of Fairbanks, Alaska in the foothills of the Brooks Range in an area known as the Koyukuk Mining District. The Hammond property is located approximately three miles northeast of the Nolan Gold Project.

The Hammond property is accessible by the Trans-Alaska Pipeline road about 280 road miles north of Fairbanks, Alaska. An all-weather road connects Nolan Creek to the pipeline road.

2.          Ownership Interest

Our Hammond Property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles. We entered into a lease of mining claims with option to purchase with Alaska Mining Company Inc. (“Alminco”) on December 14, 1994. The original term of the Alminco agreement was for five years, subject to our right to extend the lease on a year to year basis. We have exercised our right to extend the term. Under the terms of the agreement, we have the exclusive right to carry out exploration on the Hammond mineral claims. We must pay Alminco a royalty equal to 10% of gross production from the Hammond claims, subject to a minimum royalty of $80,000 per year. We have the option to purchase those lode claims not covered by the placer claims for a price of $5,000,000, payable by the payment of a 2% royalty on all net smelter returns generated from production on these claims.

As of November 30, 2003, we were in arrears of required mineral property claims and option payments of $240,000 and therefore our rights to the property were adversely affected. We are currently in the process of attempting to re-negotiate the terms and conditions of the Alminco agreement with Alminco. Alminco has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past three years, when business conditions permit, however there is no assurance that we will be able to successfully re-negotiate the terms and conditions of the Alminco agreement.

3.          History of Operations

In 1993 we acquired the network of mining claims overlying the Slisco Bench gold-placer deposit. Since that time, we have conducted geological and drilling-oriented investigations on the property, and through those investigations, we have determined that a significant gold-placer deposit exists along the ancient buried high channel of the Hammond River. To date, we have completed 58 exploration drill holes on the Slisco Bench. While Slisco Bench has an indicated length of about 4500 feet, only about 1200 feet of the up-stream part of the bench were probed by our 1995 drilling program. The ancient river channel was located and found to contain placer gold similar to the gold nuggets which we have been mining on the Nolan Creek claims. The channel is overlain by as much as 200 feet of frozen overburden. Therefore, if sufficient values of gold per cubic yard can be verified, Slisco Bench may be a favourable location for us to develop underground mining operations.

The Hammond River drainage has been the subject of intense exploration and mining since the early 1900’s. Poor exposures, difficult terrain, and deep overburden confronted the first explorers and early miners in the Hammond River region. Those miners who worked with persistence succeeded for the most part in developing small-scale projects constrained in scope by the inadequacies of their mechanical equipment, and the lack of technical knowledge and financial support. Nevertheless, because of the work done by these early explorers, the Hammond River has produced thousands of ounces of placer gold, including the second largest gold nugget ever discovered in Alaska – a nugget weighing more than 150 ounces.

4.          Present Condition of the Property and Current State of Exploration

As at November 30, 2003, we were restricting work on the Hammond property to federal claims filings and maintenance. In the future we may design an exploration drill program to test the entire length of the

19 of 57

Slisco Bench in order to determine the location of the ancient river channel and to analyze drill samples for their placer gold content. We presently estimate that up to several hundred drill holes would be necessary to fully define the location and gold values of this area. We presently believe that drilling should occur in two phases, the first phase designed to outline the presence of the ancient channel and determine approximate dimensions as well as tenor of the gold bearing gravels. The second phase of drilling will be at closer line intervals with tighter hold spacing, and would serve to provide the technical information required upon which a mining pre-feasibility study would be based.

There is no mining plant or equipment located on the Hammond property. Currently, there is no power supply to the Hammond property.

5.          Geology

The primary area of geological interest on the Hammond Property is placer gold deposits that are similar to the placer gold deposits present on the adjoining Nolan Gold Project. Geologically, the Slisco Bench gold-placer deposit is a deeply buried, permanently frozen, ancient and now abandoned river channel of the Hammond River. Subsequent to the geologic processes that forced the Hammond River to abandon its channel at Slisco Bench, glacial and peri-glacial processes (processes acting upon permanently frozen terranes) buried the gold-bearing gravel of the Slisco deposit with as much as 230 feet of frozen sedimentary detritus. The deep thickness of frozen overburden identified probably prohibits the economical application of traditional open-pit methodologies. Underground placer mining methods which we have utilized extensively would probably be used to remove the gold-bearing gravel.

Mineral investigations by our geologists in conjunction with a federal study of mineral resources in the area have revealed the presence of west-north-westerly striking gold bearing hydro-thermal quartz veins on the property. Those veins, in conjunction with a north-easterly trending shear zone are thought to have contributed, at least in part, to the placer gold found on the property.

ESTER DOME PROJECT

The Ester Dome Project encompasses all of our optioned properties on Ester Dome.

1.          Location and Access

Access to the property is provided by the paved Ester Dome road and a well-maintained gravel road. The main line of the Alaska Railroad passes by the west perimeter of the property and a high capacity electrical line carrying power to the Fort Knox mill passes 300 feet below the Grant Mill on the property.

2.          Ownership Interest

The Ester Dome property is comprised of 52 State mineral claims and 1 unpatented Federal mineral claim. These claims are not all contiguous in that there are 5 separate blocks of claims. Silverado Green Fuel is the registered owner of all claims.

The total area of all claims equals approximately 2.5 square miles and all claims are valid until Sept.1, 2004. There has been no legal survey on the claims.

There are 3 separate agreements covering the above mentioned 53 claims on the Ester Dome property.

a.

Grant Mine

The 26 State mineral claims called the Grant Mine claims are covered by an option to purchase agreement with Mr. Roger Burggraf dated October 6, 1978, as amended in October 1997. Our ownership interest is subject to the payment of 15% of net profits until $2,000,000 has been paid, and 3% of net profits thereafter. Our minimum work requirements are $15,000 per year. In December of 1997, for the purpose of facilitating an agreement with Placer Dome U.S. Inc. and in

20 of 57

consideration for us making payment $20,000, the conditional purchase and sale agreement was amended to reduce the royalty payments to 3% of net profits as defined in the agreement. Subsequent to November 30, 2003 we made delinquent payments in the amount of $20,000. The owner of the claims confirmed our agreement is in good standing.

b.

St. Paul / Barelka

The 22 State mineral claims called the St. Paul / Barelka claims are covered by a purchase agreement with Don May and Paul Barelka dated May 12, 1979. Our ownership interest is subject to the payment of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter.

c.

Dobbs

The remaining 4 State mineral claims and 1 Federal mineral claim called the Dobbs claims are covered by a purchase agreement with Mr. G. Dobbs dated November 6, 1984, as amended on August 4, 1996. Our ownership interest is subject to the payment of 15% of net profits until $1,500,000 has been paid and 3% of net profits thereafter. Our minimum work requirements are $1,500 per year. Access to Dobbs is the same route as St. Paul / Barelka. Our lease on this property is for 10 years, beginning in 1984, with five-year renewals thereafter. Subsequent to November 30, 2003, we paid delinquent payments in the amount of $9,117. The owner of the claims confirmed our agreement is in good standing.

3.          History of Operations

The Ester Dome property first became known as a result of the discovery of placer gold in the creeks draining Ester Dome in about 1902. By 1909, approximately 1.5 million oz. had been mined from alluvial deposits. Ultimately, approximately 3 million ounces of placer gold have been mined from creeks draining Ester Dome.

Shortly after the discovery of placer gold, lode claims were staked on quartz veins discovered on Ester Dome. By 1912, four stamp mills were operating in the area.

a.

Grant Mine

Work at the Grant Mine, on the eastern flank of Ester Dome was initiated in about 1928 with the sinking of shafts to bedrock to attempt to locate buried alluvial gold. This work, while it did not locate alluvial gold, did reveal quartz rubble near bedrock containing free gold. Mr. Grant, the claim owner, sunk two shafts through about 80’ of loess (silt) cover and by 1931 had reportedly mined about 600 tons from the newly discovered Irishman Vein. This work was all completed from the only levels established, the 50’, 100’ and 150’levels.

Mr. Roger Burggraf purchased the claims from Grant’s heirs in 1973 and deepened the shaft to the 200’ level. This work revealed a new vein, the O’Dea vein which has eclipsed the Irishman vein in importance. Burggraf completed limited development on the Irishman vein and the O’Dea vein during the next 5 years, and in 1978 entered into a lease option agreement with Silverado.

Over the subsequent 8 years up to 1986, we completed an extensive surface exploration and underground development program as well as test milling the underground development muck from work on the O’Dea structure, in a small (approximately 50 tons per day) gravity mill, during 1980 – 1982. In 1984, we entered into a joint venture agreement with Aurex Inc., a subsidiary of Marubeni America Corporation to further explore and develop the Grant Mine plus a larger area of interest around the mine. Aurex withdrew from the joint venture at the end of 1985 and the mill was shut down in Jan. 1986.

A total of approximately 22,000 tons were mined from the O’Dea structure during the period 1980 to January 1986, yielding 4,090 ounces of gold.

21 of 57

When Aurex became involved in the joint venture, a decision was made to construct a 230 ton per day gravity / cyanide mill to treat the expanded resource that had been outlined on the O’Dea structure above the 200’ level. The completed mill was commissioned in Oct., 1985. The plant was shut down in Jan. 1986 when Aurex elected to withdraw from the project.

During the period 1987 – 1989, we decided to open pit mine the Ethel - Elmes structures, located a short distance from the mill facility on the Dobbs claims adjacent to the Grant Mine. This mining operation generated approximately 71,620 tons of gold bearing material. Combined with the previously mined stockpile from the O’Dea vein, (11,000 tons), and material from another source (Silver Dollar), the total tonnage processed amounted to 111,852 tons.

The total tonnage processed through the Grant mill up to 1989 amounts to 111,852 tons with a total of 11,215 oz. of gold produced for an average calculated recovered grade of 0.10 oz/ton.

The mill has been properly secured and remains in good condition.

In June of 1990, ACNC (American Copper and Nickel Company ) entered into a joint venture with us on the Grant Mine claims and a larger area of Ester Dome. This included the Dobbs, and St Paul / Barelka properties.

On the Grant Mine property, ACNC completed the drilling of 10 diamond drill holes and fourteen wedge cuts on the O’Dea – Irishman system totalling 10,097’. This work confirmed the previous drilling by Silverado and helped to further define the O’Dea structure.

b.

St. Paul / Barelka

The St. Paul / Barelka claims have undergone a significant amount of exploration since the early 1980’s when they were first acquired by us. The early work was in the form of electro-magnetic surveys, geochemical soil sampling, trenching and diamond and percussion drilling. Most recently in 1991 -1992, ACNC completed 9 diamond drill holes and 3 rotary reverse circulation holes. Subsequent work in 1996-1997 amounted to over 10,000’ of trenching and 91 drill holes focusing on the St Paul structure indicated by previous work.

c.

Dobbs

The Dobbs property contains the Ethel – Elmes vein system and structure which had been located in the first work and prospecting that took place on Ester Dome in the early 1900’s. Exploration in the 1980’s by us revealed a mineralized shear zone up to 25’ wide containing high grade quartz veins and veinlets. This was the structure mined in 1987 – 1989 which generated approximately 71,620 tons of gold bearing material. Combined with the previously mined stockpile from the O’Dea vein, (11,000 tons), a total of approximately 82,620 tons were milled during 1988 – 1989 producing 7,362 oz. of gold.

4.	Present Condition of the Property and Current State of Exploration

(a)
Grant Mine-O’Dea Vein:
The Grant Mine operations, including camp, buildings, machine shops and related equipment, were constructed in the late 1980’s. Our mill and equipment are in operating condition but are not currently operating. The mill has remained inactive since February 1989. The plant and equipment cost us $2,076,780. The net book value is currently $692,162. Power to the Grant Mine operations is provided by diesel powered generators located on site. Commercial power transmission lines cross through the property, and will provide power to the facilities for any future operations. Auxiliary power to the Grant Mine operations will be provided by diesel powered generators located on site.

22 of 57

During fiscal 2003, our work on the property was limited to minimal research and development activities for converting the Grant Mine mill into a testing facility for producing low-rank-coal-water fuel. We plan to maintain claim rental payments for the current fiscal year.

If gold prices remain strong, we may re-commence exploratory drilling on our Ester Dome properties with the objective of increasing and upgrading gold reserves.

(b)

May (St. Paul) / Barelka:

The St. Paul property is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the St. Paul property. Currently, there is no power supply to the St. Paul property.

We have no plans at this time to do any work other than as required for annual maintenance and when we do there is no guarantee the work will present economic viability for this deposit.

(c)

Dobbs:

The Dobbs property is undeveloped and does not contain any open-pit or underground mines. There is no mining plant or equipment located on the Dobbs property. Currently, there is no power supply to the Dobbs property.

We have no plans at this time to do any work other than as required for annual maintenance.

5.          Geology

The Fairbanks Mining District is in the northwest part of the Yukon – Tanana metamorphic complex. This region, referred to variably as Yukon Crystalline Terrain, Yukon Cataclastic Complex or Yukon Tanana Terrain is an enormous tract of multiply deformed and metamorphosed rocks occupying much of east central Alaska and adjoining Yukon Territory.

The Fairbanks District is underlain by three metamorphosed stratigraphic packages all in apparent thrust fault contact. From oldest to youngest these are: (1) Chatanika Terrain, a Precambrian eclogite-garnet-amphibolite unit exposed on the northern edge of the district; (2) Fairbanks Schist, a dominant lithology and host to the majority of gold occurrences in the district, comprised of late Proterozoic to early Paleozoic sedimentary and volcanic rocks metamorphosed to greenschist facies; and (3) Chena River Sequence, an early to mid Paleozoic unit metamorphosed to lower amphibolite facies.

Stocks and dikes are common in the Fairbanks District, varying from diorite to granite. In recent years they have been conclusively linked to significant gold mineralizing systems. Mid Cretaceous ages have been determined for two of the stocks. Lamprophyre dikes are locally present in the district.

The Ester Dome property is underlain by late Proterozoic to early Paleozoic sedimentary and volcanic rocks that have been metamorphosed to greenschist facies. Dominant lithologies are quartz-mica schist, graphitic phyllite and micaceous quartzite, with lesser chlorite schist and calcareous schist. The schists are locally intruded by fine grained granitic to dioritic dikes and sills with minor porphyritic phases.

Four main structural patterns that crosscut stratigraphy and folding are present on Ester Dome. The most prominent is northeast trending shearing that is probably related to northeast thrusting in the region. Most of the past and present exploration and mining has taken place along mineralized veins and shears parallel to this trend.

23 of 57

EAGLE CREEK PROPERTY

1.          Location and Access

The Eagle Creek property is accessed by the Steese Highway, 10 miles north of Fairbanks, Alaska to Fox, Alaska, then traveling along the Elliot highway 6 miles north to Murphy Dome Road, then west along Murphy Dome Road about 5 miles to the property.

2.          Ownership Interest

The Eagle Creek property is comprised of 77 Alaska state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The total area of the claims equals approximately 3080 acres and all claims are valid until Sept.1, 2004. There has been no legal survey on the claims.

Ownership of the claims is in the name as Silverado Green Fuel. There is an option to purchase agreement with Arley Taylor (now with his descendants ), to purchase a 100% interest in the property for $400,000 of which $73,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing. The original option agreement with A. Taylor was acquired through an agreement with S. Tan who assigned the agreement to us in consideration of 15% royalty from production (15% of net operating profits after payback of costs)

As of November 30, 2003, we were in arrears of required mineral property claims and option payments of $5,000 and therefore the rights to the property were adversely affected. However, subsequent to November 30, 2003, we completed option payments on the Eagle Creek property in the amount of $5,000 and, as a result of this payment all of our mineral claims and options are in good standing.

On August 4, 1989, we assigned the Eagle Creek Property to Can-Ex Resources (U.S.), Inc. (“Can-Ex”) for a 15% net profits interest to a maximum of $5,000,000. Can-Ex changed its corporate name to Kintana Resources Ltd. and was subsequently dissolved. Under the terms of the assignment agreement, the rights to the Eagle Creek property reverted to us as a result of the dissolution. Accordingly, we have taken steps to maintain the Eagle Creek property.

3.          History of Operations

Earliest work on the property started approximately in 1913 with the original owner-Edward Quinn exploring for antimony. E.L. Scrafford leased the property in 1915 from Mr. Quinn and over the next 10 years shipped over 1500 tons of hand sorted antimony mineralization. The last shipment of antimony mineralization in 1977 brought the total production of antimony to over 2.1 million pounds.

An unrecorded amount of placer gold has been mined from the creeks draining the north flank of the Eagle Creek property. Lesser amounts were produced from the south draining creeks.

A number of companies worked on the property from 1964 to the present, including Silver Ridge Mining Co. in 1964, Cantu Minerals Association in 1969, Aalenian Resources in 1976 which later became Silverado Gold Mines Ltd, Mohawk Oil Company in 1977 and Can-Ex Resources in 1989. In 1990 ACNC assumed Can-Ex’s interest in the claims and subsequently returned the claims to Can-Ex in 1993. Can-Ex’s interest has since reverted back to Silverado.

During the past years, a number of surveys and a variety of work have been completed over the property. Extensive geochemical surreys have been completed as well as geological mapping, geophysical surveys, diamond and reverse circulation drilling, underground development and test mining on antimony veins, and in 1977, gravity milling to produce an antimony concentrate.

The most recent work by ACNC in the period 1990 – 1993 detailed a particular area previously identified in the north-west corner of the property.

24 of 57

During the early 1980’s, geochemical surveys located anomalous gold and antimony targets. Drilling conducted on the property during 1991 and 1992 resulted in the outlining definition of gold mineralization hosted in intrusive rocks. Further in-fill drilling is necessary to determine continuity of the gold bearing sequence, and to ascertain grades of gold within the deposit. We will consider doing additional work on the gold-antimony bearing veins upon which the property was founded.

4.          Present Condition of the Property and Current State of Exploration

We did not complete any development activity on the Eagle Creek property during 2003 other than maintenance, and none is planned for 2004. However, extensive exploration drilling has shown gold mineralization throughout the property. Exploration of the Eagle Creek property is currently in the preliminary stages.

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

5.          Geology

The Eagle Creek property is located within the same regional geology as the Ester Dome property.

The Eagle Creek property is 90% underlain by late Proterozoic to early Paleozoic sedimentary and volcanic rocks that have been metamorphosed to greenschist facies. Dominant lithologies are quartz mica schist, micaceous quartzite, graphitic phyllite and chlorite schist, with lesser calc-schist, feldspathic schist, graphitic schist and minor quartz sericite schist.

The remaining 10% of the property is underlain by felsic igneous rocks which intrude the schists in all sectors of the property. Compositions range from biotite quartz monzonite to muscovite granite. Porphyritic phases with quartz and feldspar phenocrysts are ubiquitous. Contact relations observed from mapped distribution of granitic rock fragments in soil and from diamond drill core indicate the intrusives are dikes and sills up to 200’ thick.

25 of 57

PROVEN AND PROBABLE RESERVES

Our proven and probable gold reserves from our Alaskan properties are as follows:

Silverado Gold Mines-Proven and Probable Reserves – Troy Ounces
PROPERTY	PROVEN			PROBABLE
Alaska Property	Tonnage (Tons)	Average Grade (Ounces Per Tons)	Troy Ounces	Tonnage (Tons)	Average Grade (Ounces Per Ton)	Troy Ounces
Ester Dome
Grant - O'Dea	268,252	0.31	83,158	1,000,000	0.20	200,000
Ethel-Elms - Dobbs			--	92,593	0.054	5,000
St. Paul	192,212	0.085	16,338	957,106	0.085	81,354
Total - Ester Dome	N/A	N/A	99,496	N/A	N/A	286,354

Nolan Gold Project	Bedrock Square Feet	Average Grade (Ounces Per Bedrock Square Foot)	Troy Ounces	Bedrock Square Feet	Average Grade (Ounces Per Bedrock Square Foot)	Troy Ounces
Nolan Placer (other than Slisco Bench)	212,920	0.050	10,646	2,152,250	0.020	43,045
Slisco Bench (Hammond)	115,452	0.010	1,156	28,863	0.008	217
Total-Nolan Gold Project	N/A	N/A	11,802	N/A	N/A	43,262

Grand Total-Alaskan Properties	N/A	N/A	111,298	N/A	N/A	329,616

The proven and probable reserve calculations for our mineral properties were determined by Mr. Edward J. Armstrong, Certified Professional Geologist. Mr. Armstrong is the president of our subsidiary, Silverado Green Fuel Inc.

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

26 of 57

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

FEDERAL CLAIM MAINTENANCE FEES AND STATE CLAIM RENTALS

We pay federal claim maintenance fees for each of our federal mineral claims that are owned by us or are held by us under a purchase or lease agreement. An annual fee of $100 per claim is payable by us to the Bureau of Land Management for each claim. We paid aggregate annual federal claim maintenance fees of $40,572 during fiscal 2003 and anticipate a similar amount will be due for the current fiscal year.

We pay Alaska state claim rentals for each of our state claims that are owned by us or are held by us under a purchase or lease agreement. An annual fee of $55 or $130 per claim is payable by us to the Alaska Department of Revenue for each claim. We paid aggregate Alaska state claim rental fees of $16,110 during fiscal 2003 and anticipate a similar amount will be due for the current fiscal year.

27 of 57

GLOSSARY OF TECHNICAL TERMS

Amphibolite Facies.  An assemblage of minerals formed under medium to high pressure during regional metamorphism

Arsenopyrite. Mineral composed of iron, arsenic and sulphur.

Auriferous. Containing gold.

Bedrock. Rock units which underlie unconsolidated surface overburden or soils.

Brecciated. Rock composed of angular fragments held together in a matrix.

Calcareous Schist. A laminated metamorphic rock containing calcium carbonate.

Chlorite Schist. A laminated metamorphic rock containing prominent chlorite, which is a hydrated silicate of aluminium, iron and magnesium.

Chloritic Quartzite. A metamorphic rock composed primarily of quartz (silicon dioxide) with minor chlorite (see previous entry).

Development. The process following exploration, whereby a mineral deposit is further evaluated and prepared for production. This generally involves significant drilling and may include underground work.

Dikes. A tabular intrusive body of rock with a vertical or near vertical orientation.

Diorite. A body of intrusive rock composed of feldspars, amphibole and a small amount of quartz.

Dioritic Dikes. See dikes. See diorite.

Dominant Lithology. In a given area, the rock type occurring at the highest percentage.

Drilling. The process of boring a hole in the rock to obtain a sample for determination of metal content. “Diamond Drilling” involves the use of a hollow bit with diamonds on the cutting surface to recover a cylindrical core of rock. “Reverse Circulation Drilling” involves chips of rock being forced back through the center of the drill pipe using air or water.

Exploration. The process of using prospecting, geological mapping, geochemical and geophysical surveys, drilling, sampling and other means to detect and perform initial evaluations of mineral deposits.

Fairbanks Schist. A grouping of metasedimentary rocks which underlie much of the Fairbanks District.

Federal Lode Claims, Federal Placer Claims. Mineral claims up to 20 acres, located on federal land under the U.S. Mining Law of 1872. See below for definitions of “Lode” and “Placer”.

Felsic. A mnemonic adjective derived from (fe) for feldspar. (1) for feldpathoids and (s) for silica and is applied to light-colored rocks containing an abundance of one or all of these constituents.

Geochemical Survey. Sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them. E.g., Arsenic may indicate the presence of gold.

Geophysical Survey. Electrical, magnetic and other means used to detect features, which may be associated with mineral deposits.

Gold Deposit. A concentration of gold in rock sufficient to be of economic interest.

28 of 57

Granite. An intrusive rock which includes feldspar, mica and quartz.

Graphitic Phyllite. Metamorphic rock intermediate between slate and schist, and containing graphite (carbon).

Greenschist Facies. An assemblage of minerals formed under low to medium pressure during regional metamorphism.

Host Rocks. A term used for a rock unit which, as a result of favorable structural or chemical characteristics, provides an environment for precipitation or deposition of metals or other foreign materials.

Lode. Mineral in place in the host rock, as in “lode gold”.

Lode Source. The lode mineral deposit from which placer minerals have been derived by erosion.

Metamorphic Complex. A grouping of metamorphic rocks which have complicated structural relationships.

Metamorphism. Processes, including pressure, heat and introduction of new chemical substances, by which consolidated rocks are changed from one form to another.

Metasedimentary. Partially metamorphosed sedimentary rocks.

Metasiltsone. A rock formed from consolidated silt, which has been partially changed to schist.

Micaceous. Containing mica, usually referring to metamorphic rocks.

Micaceous Quartzite. A metamorphic rock, mostly quartz with minor mica.

Mineral Claims. General term used to describe the manner of land acquisition under which the right to explore, develop and extract metals is established.

Muscovite. A light coloured mica.

Placer. Mineral, which has been separated from its host rock by natural processes and is often reconcentrated in streams as “placer deposits” or “placer gold”.

Phyllite. An argillaceous rock intermediate between slate and schist.

Porphyritic Phases. Areas of rock in which one or more minerals occur as larger crystals in a relatively finer groundmass.

Pyrite. A mineral containing iron and sulphur.

Quartz-Mica Schist. A laminated metamorphic rock with roughly equal quartz and mica.

Quartzite. A metamorphic rock composed mostly of quartz (silicon dioxide)

Reserve. That part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “ore” when dealing with metalliferous minerals.

Resistivity Low. In geophysical surveying, an area with higher electromagnetic conductivity than the surrounding area.

Schist. Flat plate-like metamorphic rock formations, which contain primarily mica.

29 of 57

Slate. A metamorphosed mudstone.

State Claims. Mineral claims up to 40 acres, located on State of Alaska lands.

Stibnite. A mineral composed of antimony and sulphur.

Stocks. Small intrusive bodies of rock.

Thrust Fault Contact. One rock type pushed over top of another at a relatively low angle.

ITEM 3.          LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2003.

30 of 57

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common shares are quoted on the OTC Bulletin Board under the symbol SLGLF and on the Berlin and Frankfurt Stock Exchanges under the symbol SLGL. The following table indicates the high and low bid prices of the common shares during the periods indicated:

OTCBB:

QUARTER ENDED	HIGH BID	LOW BID

Feb 28, 2002	$0.41	$0.088
May 31, 2002	$0.18	$0.093
Aug 31, 2002	$20.23	$0.14
Nov 30, 2002	$0.625	$0.36
Feb 28, 2003	$0.755	$0.165
May 31, 2003	$0.275	$0.108
Aug 31, 2003	$0.355	$0.175
Nov 30, 2003	$0.134	$0.115

BERLIN:

QUARTER ENDED	HIGH BID	LOW BID

Aug 31,2002	$0.46	$0.40
Nov 30, 2002	$0.60	$0.50
Feb 28, 2003	$0.16	$0.16
May 31, 2003	$0.22	$0.21
August 31, 2003	$0.18	$0.18
Nov 30, 2003	$0.134	$0.115

FRANKFURT:

QUARTER ENDED	HIGH BID	LOW BID

Aug 31,2002	$0.46	$0.40
Nov 30, 2002	$0.60	$0.50
Feb 28, 2003	$0.16	$0.16
May 31, 2003	$0.22	$0.21
August 31, 2003	$0.20	$0.18
Nov 30, 2003	$0.134	$0.115

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF COMMON SHARES

As at March 2, 2004, we had approximately 3,700 registered holders of our common shares, approximately 80% of whom are located in the United States.

DIVIDENDS

We have not declared dividends on our common stock in the two most recent fiscal years.

We are restricted in our ability to pay dividends by limitations under British Columbia law relating to the sufficiency of profits from which dividends may be paid. In addition, our Articles (the equivalent of the

31 of 57

Bylaws of a United States corporation) provide that no dividend shall be paid otherwise than out of funds or assets properly available for the payment of dividends and declaration by the directors as to the amount of such funds or assets available for dividends shall be conclusive.

The Canadian Income Tax Act (the “Tax Act”) provides in subsection 212(2) that dividends and other distributions deemed to be dividends paid or deemed to be paid by a Canadian resident company to a non-resident person shall be subject to a non-resident withholding tax of 25 percent on the gross amount of the dividend. Subject to certain exceptions, paragraph 212(1)(b) of the Tax Act similarly imposes a 25 percent withholding tax on the gross amount of interest paid by a Canadian resident to a non-resident person.

Subsection 115 (1) and Subsection 2 (3) of the Tax Act provide that a non-resident person is subject to tax at the rates generally applicable to persons resident in Canada on any “Taxable capital gain” arising on the disposition of shares of a corporation that is listed on a prescribed stock exchange (which includes OTC bulletin board) if:

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

Provisions in the Tax Act relating to dividend and interest payments by Canadian residents to persons resident in the United States are subject to the 1980 Canada - United States Income Tax Convention (the “1980 Convention”). Article X of the 1980 Convention provides that the rate of non-resident withholding tax on dividends shall not exceed 5 percent of the gross amount of the dividends where the non-resident person who is the beneficial owner of the shares is a corporation, which owns at least 10 percent of the voting stock of the corporation paying the dividend. In other cases, the rate of non-resident withholding tax shall not exceed 15 percent.

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

Article XIII of the 1980 Convention provides that gains realized by a United States resident on the sale of shares such as ours may be taxed in both Canada and the United States. However, taxes paid in Canada by a United States resident would, subject to certain limitations, be eligible for foreign tax credit treatment in the United States, thereby minimizing the element of double taxation.

Except as described above, there are no government laws, decrees, regulations or treaties that materially restrict the export or import of capital, including foreign exchange controls, or which impose taxes, including withholding provisions, to which United States shareholders are subject.

32 of 57

RECENT SALES OF UNREGISTERED SECURITIES

We have completed the following sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended November 30, 2003 that have not been reported on our Quarterly Reports on Form 10-QSB during the year:

1.
On September 1, 2003, we issued 738,308 shares to the holders of our replacement debentures, at the average market price of $0.17 per share. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act.

2.
The warrant exercise price of 550,000 share purchase warrants issued in connection with our December 24, 2002 private placement of 1,100,000 units at a price of $0.50 per unit was amended on August 21, 2003 to reduce the exercise price of the warrants from $0.75 per share to $0.12 per share and to change the expiry date to September 15, 2003 from December 18, 2003. On September 5, 2003, 550,000 share purchase warrants were exercised at the reduced price of $0.12 per share and we issued 550,000 shares for total proceeds of $66,000. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

3.
On September 19, 2003, we issued 4,725,292 common shares to three investors pursuant to the exercise of 4,725,292 common share purchase warrants at a price of $0.10 per share for total proceeds of $472,529. A commission of $47,253 was paid in connection with the issue of these shares. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser was a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

4.
On September 22, 2003 and September 29, 2003, we completed a private placement with five investors of 1,200,000 units at a price of $0.10 per unit for total proceeds of $120,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at the price of $0.20 per share, subject to a maximum reduction of $0.05 per share, as described below, for the period of one year from the acceptance of a registration statement qualifying the resale of the shares and the shares issuable upon exercise of the warrants. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Act on the basis that each purchaser is an “accredited investor”, as defined under Rule 501 of Regulation D of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. We agreed to file a registration statement under the Act in order to register the resale by the investors of the shares comprising the units and the shares issuable upon exercise of the share purchase warrants. We agreed to certain penalties if the registration statement was not filed and declared effective within certain timelines. The registration statement was filed and declared effective within the required timelines and no penalties were incurred.

5.
The warrant exercise price of 2,500,000 share purchase warrants issued in connection with our May 21, 2003 private placement of 2,500,000 units at a price of $0.10 per unit was amended on October 29, 2003 to reduce the exercise price of the warrants from $0.20 per share to $0.075 per share. On November 3, 2003, 2,500,000 share purchase warrants were exercised at the reduced

33 of 57

price of $0.075 per share and we issued 2,500,000 shares for total proceeds of $187,500. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

6.
The warrant exercise price of 1,666,667 share purchase warrants issued in connection with our July 11, 2003 private placement of 1,666,667 units at a price of $0.15 per unit was amended on November 21, 2003 to reduce the exercise price of the warrants from $0.20 per share to $0.075 per share. On November 10, 2003, 1,666,667 share purchase warrants were exercised at the reduced price of $0.075 per share and we issued 1,666,667 shares for total proceeds of $125,000. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

7.
On November 26, 2003, we completed a private placement, with one investor, of 1,000,000 units at a price of $0.075 per unit for total proceeds of $75,000. Each Unit will be comprised of one common share of the Company (each a “Share”); one Series A share purchase warrant (“A Warrant”). One A Warrant will entitle the subscriber to purchase one additional common share of the Company at an exercise price of $0.15 US per share at any time up to and including November 26, 2004; and one Series B share purchase warrant (“B Warrant”). One B Warrant will entitle the subscriber to purchase one additional common share of the Company at an exercise price of $0.20 US per share at any time up to and including May 26, 2004. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Act on the basis that each purchaser is an “accredited investor”, as defined under Rule 501 of Regulation D of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act

We entered into warrant exercise agreements with each of investors who purchased an aggregate of 11,750,000 units at a price of $0.10 per unit for total proceeds of $1,175,000 in August and September of 2003 pursuant to Rule 506 of Regulation D of the Act. Each unit purchased consisted of one common share and one common share purchase warrant. Under the terms of the warrant exercise agreements, we agreed that the investors would be entitled to exercise their share purchase warrants at a reduced exercise price of $0.075 per share, provided the selling shareholder exercised their share purchase warrants by December 31, 2003. Upon exercise by any of the selling shareholders of their share purchase warrants in accordance with the warrant exercise agreements, we agreed to issue to the selling shareholder additional warrants to purchase a number of our common shares equal to the number of share purchase warrants exercised, which additional warrants will be exercisable for a period from the date of issue to January 10, 2005 at an exercise price, subject to adjustment, of $0.20 US per share (the “Replacement Warrants”). Notwithstanding the exercise price of the Replacement Warrants, we have agreed that the selling shareholders will be entitled to exercise the Replacement Warrants at a reduced exercise price of $0.075 per share, provided that:

(a)	in aggregate, a total of 5,000,000 of the Replacement Warrants are exercised by selling shareholders on or before January 10, 2004;

(b)
in the event that, in aggregate, more than 5,000,000 of the Replacement Warrants are exercised on or before January 10, 2004, then the number of Replacement Warrants deemed exercised by each selling shareholder exercising their Replacement Warrants will be reduced according to the following formula such that in aggregate 5,000,000 Replacement Warrants will have been exercised:

34 of 57

Number of Replacement		5,000,000 x	[Number of Replacement
Warrants Deemed	=		Warrants Exercised a
Exercised by a Selling			Selling Shareholder]
Shareholder
[Aggregate Number of Replacement
Warrants Exercised]

In the event the Replacement Warrants are exercised at the reduced exercise price of $0.075 per share on or before January 10, 2004 in accordance with warrant exercise agreements, we will:

(a)
issue to each selling shareholder who has exercised their Replacement Warrants additional warrants to purchase an additional number shares of the Company equal to the number of Replacement Warrants exercised, which additional warrants will be exercisable for a period from the date of issue to January 10, 2005 at an exercise price, subject to adjustment, of $0.20 US per share (the “Additional Replacement Warrants”). In aggregate, a total of 5,000,000 additional warrants would be issued to the selling shareholders exercising their Replacement Warrants; and

(b)	undertake to expeditiously register:

(i)
the resale of the shares issued to the selling shareholders upon exercise of the Replacement Warrants by the selling shareholders (the “Replacement Warrant Shares”). In aggregate, a total of 5,000,000 Replacement Warrant Shares issued upon exercise of the Replacement Warrants would be included on the registration statement;

(ii)
the resale of the shares issuable to the selling shareholders upon exercise of the Additional Replacement Warrants (the “Investor Additional Replacement Warrant Shares”). In aggregate, a total of 5,000,000 Investor Additional Replacement Warrant Shares would be included on the registration statement; and

(iii)
the resale of the shares issuable upon the balance of the unexercised Replacement Warrants. In aggregate, a total of 6,750,000 shares issuable upon exercise of the unexercised Replacement Warrants would be included on the registration statement;

by the filing of a registration statement on Form SB-2, or any other eligible form, with the Securities Exchange Commission pursuant to the 1933 Act (the “Additional Registration Statement”). We will pay all required expenses and fees in connection with the preparation and filing of the Additional Registration Statement. We will be entitled to include additional shares and warrant shares held by other investors on the Additional Registration Statement. The Additional Registration Statement would be filed with the Securities and Exchange Commission no later than 60 days from the date of the completion of the exercise of the aggregate of 5,000,000 Replacement Warrants in accordance with warrant exercise agreements by the selling shareholders.

As of December 31, 2003, investors holding an aggregate of 11,750,000 share purchase warrants had exercised their share purchase warrants pursuant to the warrant exercise agreements. We received aggregate proceeds of $881,250 pursuant to these warrant exercises and have issued an additional 11,750,000 shares and 11,750,000 Replacement Warrants in accordance with the terms of the share purchase warrants and the warrant exercise agreements.

35 of 57

On January 10, 2004, the 5,000,000 Replacement Warrants were exercised at a price of $0.075 per share for total proceeds of $575,000 and 5,000,000 additional shares and 5,000,000 Additional Replacement Warrants were issued.

36 of 57

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Mining Operations at the Nolan Gold Project

Our plan of operations for the next twelve months is to continue development and mining activities at the Nolan Gold Project. We have presently suspended our development and mining activities on the Nolan Deep Channel that are being carried out as part of the three year mining plan for the Nolan Gold Project. We are currently evaluating our mining and development plans for 2004. We anticipate proceeding with development and mining on the elevated benches above the Nolan Creek, however no determination has been made to date. We anticipate proceeding with development and mining of the elevated benches above the Nolan Creek, rather than continuing with the development and mining of the Nolan Deep Channel, as the elevated benches are less prone to the severe water problems that we encountered at the Nolan Deep Channel in winter 2002/ 2003. We believe that further development drilling on the Nolan Deep Channel is warranted prior to re-commencing development and mining activities at the Nolan Deep Channel in order to better delineate areas targeted for development and mining while minimizing inflow water problems. We can provide investors with no assurance as to the amount of gold to be recovered from any development and mining activities that we do complete during 2004. See Item 1. - Description of Business for a more detailed discussion of the Company’s development and mining activities at the Nolan Gold Project.

We anticipate spending approximately $2,400,000 over the next twelve months in proceeding with our plan of operations, including amounts for overhead and administration and including the amounts for planned exploration activities and the LRCWF project provided below. Based on our current available working capital, we will require funding in the amount of approximately $1,800,000 in order to fund our plan of operations over the next twelve months. This amount will be offset by any sales of gold recovered from development and mining operations during 2004. We presently have no arrangements to secure the financing that we require and there is no assurance the required financing will be obtained. We anticipate that we may modify our plan of operations depending on the amount of financing available to us and the amount of gold we recover from any development and mining operations. See the discussion of our cash resources and working capital below under Liquidity and Financial Condition and also see Risk Factors.

Planned Exploration Activities

We plan to conduct further exploration of the Nolan Placer, Nolan Lode, Smith Creek Placer, and Slisco Bench properties that comprise the Nolan Gold project. See Item 1. - Description of Business for a more detailed discussion of our planned exploration activities. If gold prices continue to be strong and we are able to secure additional financing, we may re-commence exploratory drilling on our Ester Dome properties.

We plan to spend approximately $650,000 on exploration activities during the next twelve months. This amount will fluctuate depending on the funds that we have available for exploration. See the discussion of our cash resources and working capital below under Liquidity and Financial Condition and also see Risk Factors.

Low-Rank Coal-Water Fuel Project

We plan to submit a revised proposal to the DOE’s second solicitation under the Clean Coal Power Initiative in May 2004. There is no assurance that our second submission for a commercial-scale LRCWF facility to the DOE CCPI will be successful. If our proposal is successful, funds would not be available until 2005 and any funds would be repayable under the terms of the grant. In addition, we may be required to obtain additional financing in order to fund our required contribution to this project. See Item 1. - Description of Business for a more detailed discussion of the low-rank coal-water fuel component of our plan of operations.

37 of 57

We anticipate spending approximately $300,000 during the current fiscal year on our application to the Department of Energy and on other work in connection with establishment of the demonstration facility at the Grant Mill.

RESULTS OF OPERATIONS

Year ended November 30, 2003 compared to the year ended November 30, 2002.

Revenues

We did not earn revenues during the year ended November 30, 2003 or November 30, 2002 as we did not reach commercial production of gold from the Nolan Gold Project during this period.

We achieved gold sales of $100,976 during the year ended November 30, 2003. These gold sales represented sales of gold recovered during our summer recovery operations at the Nolan Gold Project. Under our accounting policies, these gold sales were treated as sales received incidental to developmental activities on the Nolan Gold Project. Due to this accounting treatment, gold sales were offset against development costs associated with the Nolan Gold Project. We will not treat sales of gold recovered from Nolan Gold Project as revenues until such time as we have reached commercial levels of gold production from the Nolan Gold Project.

We plan to re-commence extraction activities in summer 2004 when available melt water will allow the processing of ore to separate gold if we proceed with any development and mining plans for 2004. Any recoveries from gold sales are not anticipated to be realized until the third quarter of 2004. We cannot provide investors with any assurance as to sales of gold during fiscal 2004 due to the uncertainties of gold mining. See Risk Factors.

We anticipate that we will not realize revenues during the current fiscal year from the low-rank coal-water fuel component of our plan of operations. We will not be able to realize revenues from this business until we are able to proceed with the construction and operation of a commercial-scale demonstration facility for the low-rank coal-water fuel technology. There is no assurance that we will be able to secure the financing necessary to proceed with construction of this demonstration facility or that the demonstration facility will prove the commercial viability of the process. See Item 1 – Description of Business and Risk Factors.

Operating Costs

We did not incur any operating costs during the years ended November 30, 2003 and November 30, 2002 due to the fact that we did not achieve production from mining activities during either year.

We incurred development costs in the amount of $4,766,335, net of recoveries from gold sales, on the Nolan Gold Project during the year ended November 30, 2003 and $1,114,498 during the year ended November 30, 2002. These development costs were incurred in connection with our development and mining activities at the Nolan Gold Project. Development costs were capitalized in accordance with our policy to capitalize development expenses prior to production. Development expenses at the Nolan Gold Project will be expensed as operating costs once production at the Nolan Gold Project commences.

Expenses

Our expenses decreased to $3,683,514 for the year ended November 30, 2003 compared to $3,834,291 for the year ended November 30, 2002, representing a decrease of $150,777 or 4%. The decrease in expenses was primarily attributable to reductions in consulting fees advertising and promotion, research and foreign exchange gain during the year ended November 30, 2003. Decreases on these expenditures were largely off-set by increases in general exploration, capital lease obligations, office and development cost write-off expenses.

38 of 57

Management services attributable to the activities of the Tri-Con Group remained relatively unchanged at $204,932 for the year ended November 30, 2003 compared to $204,059 for the year ended November 30, 2002.

Our increased activity on our mineral properties also caused general exploration expenses to increase to $507,247 for the year ended November 30, 2003 compared to $98,006 for the year ended November 30, 2002, representing an increase of $409,241 or 418%. The increase in exploration expenses was attributable to increased exploration activities at the Nolan Gold Project during 2003. These exploration activities included drilling and exploration activities on the Nolan Deep Channel, Mary’s Bench, and Treasure Chest areas. We anticipate that these expenses will continue to increase when we proceed with our planned drilling and exploration activities on the Nolan Gold properties.

Research activities attributable to the low-rank coal water fuel technology decreased to $148,465 for the year ended November 30, 2003 compared to $256,954 for the year ended November 30, 2002, representing a decrease in the amount of $108,489 or 42%. Research activities were primarily in connection with the submission of our application for a grant to the Department of Energy and include the compensation of Dr. Warrack Willson. We anticipate that these expenses will not increase during the current fiscal year based on our decision to re-submit our application for the second round of financing. We do not expect significant increases in research expenses as we plan to continue our focus on development, mining and exploration at the Nolan Gold Project.

Office expenses increased to $581,205 for the year ended November 30, 2003 compared to $374,392 for the year ended November 30, 2002, representing an increase of $206,813 or 55%. This increase reflects our increased general operations and increased activity in our offices in Fairbanks, Alaska in connection with our increased development, mining and exploration activities at the Nolan Gold Project.

Consulting fees decreased to $911,796 for the year ended November 30, 2003 compared to $1,958,258 for the year ended November 30, 2002, representing a decrease of $1,046,462 or 53%. The decrease was attributable to us engaging fewer consultants during the year.

We wrote off $350,000 during 2003 that had previously been capitalized with respect to our former Marshall Dome property.

Loss

Our loss decreased to $3,675,079 for the year ended November 30, 2003 compared to $3,755,401 for the year ended November 30, 2002 representing a decrease of $80,322 or 2%. This decrease in our loss was primarily attributable to the decreases in our other expenses, as discussed above. We anticipate that we will continue to incur a loss until such time as we can achieve significant revenues from sales of gold processed from the Nolan Gold Project.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had cash of $397,290 as of November 30, 2003, compared to cash of $905,000 as of November 30, 2002. We had a working capital deficiency of $1,109,199 as of November 30, 2003, compared to a working capital deficiency of $604,458 as of November 30, 2002. The increase in our working capital deficiency was primarily the result of our capital lease obligation.

We will require additional financing during the current fiscal year due to our current working capital deficiency, our plan of operations for the Nolan Gold Project, our planned exploration activities and our plan to re-submit a grant application to the Department of Energy. We are able to proceed with our plan of operations for approximately six months based on our current cash reserves. While financing requirements will be off-set by revenues generated from gold sales, these gold sales are not anticipated to cover all financing requirements. In addition, revenues will be subject to the quantity of gold recovered. See Risk Factors.

39 of 57

Cash Used in Operating Activities

Cash used in operating activities increased to $2,477,852 for the year ended November 30, 2003, compared to $2,172,987 for the year ended November 30, 2002. We funded the cash used in operating activities primarily through equity sales of our common shares.

Financing Activities

Cash provided by financing activities increased to $6,824,268 for the year ended November 30, 2003, compared to $5,525,690 for the year ended November 30, 2002. Of the cash provided by financing activities, a total of $6,758,820 was provided by share issuances. Cash provided by financing activities was used to fund our operating and financing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of our common shares as of the date of the financing.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

Investing Activities

We used $4,854,126 in investing activities during the year ended November 30, 2003 compared to $2,464,796 during the year ended November 30, 2002, representing an increase of $2,389,330. The increase was due to our determination to proceed with equipment leases and development activities in connection with the mining operations at the Nolan Gold Project.

We incurred development costs in the amount of $4,766,335 on the Nolan Gold Project during the year ended November 30, 2003. These amounts were capitalized and are included in our consolidated statements of cash flows as investing activities.

Capital Leases

On October 11, 2002, we entered into a lease purchase agreement whereby we would purchase three dump trucks, an underground loader, two surface loaders, and other equipment valued at a total of $1,496,150. The agreement required payment upon signing of $550,000 (paid), $100,000 on or before December 1, 2003 and 24 equal payments thereafter for the balance of the purchase price plus interest at a rate of 12% per annum.

On February 14, 2003, we entered into a three year lease agreement whereby we would purchase mining equipment valued at $250,170. The agreement required a payment on signing of $105,000 (paid), $25,000 on or before December 4, 2003 and 24 equal payments for the balance of the purchase price plus interest at a rate of 12% per annum.

As at November 30, 2003, the total amount outstanding under two lease purchase agreements was $1,235,577. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment. We are required to complete future lease payments of $594,085 during the 2004 fiscal year and $641,492 during the 2005 fiscal year.

Tri-Con Group

We had pre-paid $118,889 to the Tri-Con Group as of November 30, 2003 in connection with planned development activities to be carried out on the Nolan Gold Project during fiscal 2004. These activities will be carried out by the Tri-Con Group on behalf of us in accordance with our operating agreements with the Tri-Con Group. See Item 12 – Certain Relationships and Related Transactions.

40 of 57

Debt Re-Structuring

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. We approved the issuance of replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount of the original debentures, plus all accrued interest on the original debentures to March 1, 2001. The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If we fail to make any payment of principal or interest, we must issue shares equivalent in value to the unpaid amounts at 20% below the average market price for the 30 day period prior to the payment being made. We did not make any cash payments of principal or interest during the year ended November 30, 2003. Accordingly, we completed the following issuances of shares in satisfaction of amounts of principal and interest due under the replacement debentures during 2003:

a)
On December 11, 2002, we issued 372,818 shares at the average market price of $0.38 to the holders of the replacement debenture to satisfy the quarterly payments due November 30, 2002. The value of the transaction consists of $119,245 of principal and $22,426 of interest.

b)
On April 9, 2003, we issued 3,274,865 shares to the replacement debenture holders at the price of $0.18 to satisfy the quarterly payments due February 28, 2003 of principal and interest. The value of this transaction consists of $569,434 of principal, and $20,042 of interest.

c)
On August 13, 2003, we issued 913,551 shares to the holders of the replacement debentures, at the average market price of $0.14 per share to satisfy the quarterly payments due May 31, 2003 of principal and interest. The value of this transaction consists of $119,245 of principal, and $8,653 of interest.

d)
On October 6, 2003, we issued 738,308 shares at an average price of $0.17 to the replacement debenture holders to satisfy the quarterly payments due August 31, 2003. The value of this transaction consists of $119,245 of principal and $6,268 of interest.

As at November 30, 2003, $2,098,490 plus $537,428 of accrued interest has been exchanged for replacement debentures. The amount of the replacement debentures outstanding as of November 30, 2003 was $247,445, of which $53,303 is classified as a current. Remaining original convertible debentures of $140,000 plus accrued interest of $108,204 are in default and are recorded as current liabilities. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

Mineral Properties

As of November 30, 2003, we were in arrears of required mineral property claims and option payments of $240,000 and therefore the rights to the property were adversely affected. However, we are currently in the process of re-negotiating the terms and conditions of the Agreement with the property owner. The property owner has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit.

As of November 30, 2003, we were in arrears of required mineral property claims and option payments of $59,000 and therefore the rights to the property were adversely affected. However, subsequent to November 30, 2003, we completed option payments on the Burggraf property in the amount of $20,000 and, as a result of this payment all of our mineral claims and options are in good standing.

As of November 30, 2003, we were in arrears of required mineral property claims and option payments of $9,117 and therefore the rights to the property were adversely affected. However, subsequent to November 30, 2003, we completed our option payments on the Dobbs property in the amount of $9,117 and, as a result of this payment all of our mineral claims and options are in good standing.

41 of 57

As of November 30, 2003, we were in arrears of required mineral property claims and option payments of $5,000 and therefore the rights to the property were adversely affected. However, subsequent to November 30, 2003, we completed our option payments on the Eagle Creek property in the amount of $5,000 and, as a result of this payment all of our mineral claims and options are in good standing.

Low-Rank Coal-Water Fuel Business

We are continuing our attempt to obtain a grant of $10,000,000 in order to proceed with establishing the commercial viability of our low-rank coal-water fuel business. The first round of grants on the Clean Coal Power Initiative was released by the Department of Energy and our application for a grant was not approved. We plan to re-submit our application to the Department of Energy for the second round of grants in September of 2003. There is no assurance that we will be awarded any grant or that it will be able to complete any additional sales of our equity securities or arrange for debt or other financing to fund this component of our plan of operations.

Future Financings

We require additional financings in order to fund our plan of operations. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned mining, development and exploration activities.

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

Mineral Properties

We confine our exploration activities to areas from which gold has previously been produced or to properties, which are contiguous to such areas and have demonstrated mineralization. We capitalize the costs of acquiring mineral claims until such time as the properties are placed into production or abandoned. Expenditures for mine development are capitalized when the properties are determined to have economically recoverable, proven reserves but are not yet producing at a commercial level. Once a property reaches commercial levels of production operating costs will be charged against related revenues. Based on the application of this accounting policy, the expenditures incurred in development of the Nolan Gold Project during fiscal 2003 were capitalized. Development expenses at the Nolan Gold Project will be expensed as operating costs once production at the Nolan Gold Project commences.

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

42 of 57

other long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the costs of disposal.

The amounts shown for mineral properties and development which have not yet commenced commercial production represent costs incurred to date, net of recoveries from developmental production, and are not intended to reflect present or future values.

Stock Based Compensation

Effective November 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the modified prospective method of adoption selected by us under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated.

43 of 57

ITEM 7.          FINANCIAL

The consolidated financial statements listed below were prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars. These principles conform, in all material respects, with those generally accepted in Canada.

44 of 57

Consolidated Financial Statements
(Expressed in U.S. Dollars)

Silverado Gold Mines Ltd.

Years ended November 30, 2003, 2002

AUDITORS' REPORT

To the Stockholders
Silverado Gold Mines Ltd.

We have audited the consolidated balance sheets of Silverado Gold Mines Ltd. as at November 30, 2003 and 2002, and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in accordance with United States and Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report, that in our opinion, these principles have been applied on a consistent basis.

Vancouver, Canada
/s/ Morgan & Company
January 31, 2004	Chartered Accountants

COMMENTS BY AUDITOR FOR U.S. READERS ON
CANADA – U.S. REPORTING DIFFERENCE

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 2(a) to the financial statements. Our report to the stockholders, dated January 31, 2004, is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor’s report when these are adequately disclosed in the financial statements.

Vancouver, Canada
/s/ Morgan & Company
January 31, 2004	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

SILVERADO GOLD MINES LTD.
Consolidated Balance Sheets
(Expressed in United States Dollars)

	As at November 30
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$397,290	$905,000
Gold inventory	100,519	10,149
Accounts receivable	23,093	8,348
	520,902	923,497

Exploration and development advances (note 9)	118,889	579,745
Mineral properties (note 3)	6,690,362	2,274,027
Building, plant and equipment, (note 4)	2,926,663	2,404,984

	$10,256,816	$6,182,253

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities (note 5)	$594,840	$660,248
Loans payable secured by gold inventory	7,873	35,729
Mineral claims payable	240,000	140,000
Convertible debentures, current portion	193,303	691,978
Capital lease obligation, current portion	594,085	-
	1,630,101	1,527,955

Convertible debentures (note 6)	194,142	644,331
Capital lease obligations (note 7)	641,492	946,150
	2,465,735	3,118,436

Stockholders' equity:
Common stock (note 8):
Authorized: 200,000,000 common shares
Issued and outstanding:
November 30, 2003 – 146,027,352
common shares	63,568,652	55,271,191
November 30, 2002 – 98,086,631
common shares
Additional paid-in capital	464,314	292,320
Shares to be issued	115,000	268,613
Deferred compensation	(77,712)	(164,213)
Accumulated deficit	(56,279,173)	(52,604,094)
	7,791,081	3,063,817

	$10,256,816	$6,182,253

See accompanying notes to the consolidated financial statements.

Approved on behalf of the board

/s/ Garry L. Anselmo	/s/ James F. Dixon
Garry L. Anselmo	James F. Dixon
DIRECTOR	DIRECTOR

SILVERADO GOLD MINES LTD.
Consolidated Statements of Operations
(Expressed in United States Dollars)

	Years Ended November 30
	2003	2002

Expenses:

Accounting and audit	$21,683	$36,312
Advertising and promotion	417,856	573,592
Consulting fees	911,796	1,958,258
Depreciation	277,138	105,972
General exploration	507,247	98,006
Interest on convertible debentures	50,045	154,023
Interest on capital lease obligations	144,257	-
Legal	77,974	35,766
Loss (gain) on foreign exchange	(58,671)	10,420
Management services	204,932	204,059
Office	581,205	374,392
Other interest and bank charges	8,741	4,679
Reporting and investor relations	15,397	3,430
Research	148,465	256,954
Transfer agent fees and mailing	25,449	18,428
Development cost written off	350,000	-
	3,683,514	3,834,291

Interest and other income	8,435	78,890

Loss for the year	(3,675,079)	(3,755,401)

Loss per share - basic and diluted	$(0.03)	$(0.05)
Basic and diluted weighted average number of
common shares outstanding	117,206,696	74,835,801

See accompanying notes to the consolidated financial statements

SILVERADO GOLD MINES LTD.
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

	Years Ended November 30
	2003	2002

Cash provided by (used in):

Operating activities:
Loss for the year	$(3,675,079)	$(3,755,401)
Adjustments to reconcile loss to net cash provided
by (used in) operating activities:
Depreciation	277,138	105,972
Stock based compensation	543,967	1,629,271
Stock issued for interest	57,388	42,469
Non-cash interest expense	39,257	-
Development cost written off	350,000	-

Changes in non-cash operating working capital:
Accounts receivable	(14,745)	(5,472)
Gold inventory	(90,370)	991
Accounts payable and accrued liabilities	(65,408)	(14,317)
Increase (Decrease) in mineral claims payable	100,000	(176,500)
	(2,477,852)	(2,172,987)

Investing activities:
Purchase of equipment	(548,647)	(770,553)
Advances for exploration and development	460,856	(579,745)
Mineral properties expenditures, net of recoveries	(4,766,335)	(1,114,498)
	(4,854,126)	(2,464,796)

Financing activities:
Common stock issued for cash (net of share issue	6,758,820	5,817,000
cost)
Repayment of convertible debentures	(21,696)	-
Shares to be issued	115,000	-
Repayment of loans payable	(27,856)	-
Due to related party	-	(291,310)
	6,824,268	5,525,690

Net (Decrease) Increase in cash and cash	(507,710)	887,907
equivalents

Cash and cash equivalents, beginning of year	905,000	17,093

Cash and cash equivalents, end of the year	$397,290	$905,000

Supplementary disclosure with respect to cash flow (note 14)

SILVERADO GOLD MINES LTD.
Consolidated Statements of Stockholders’ Equity
(Expressed in U.S. Dollars)
Years ended November 30, 2003 and 2002

	Number of	Common		Additional
	common	stock	Shares	Paid in	Deferred	Accumulated
	stock shares	amount	to be issued	Capital	Compensation	deficit	Total

Balance, November 30, 2001	42,423,988	$47,000,034	$-	$-	$-	$(48,848,693)	$(1,848,659)

Loss for the year	-	-	-			(3,755,401)	(3,755,401)

Shares issued:
For options exercised	6,900,000	925,000	-	-	-	-	925,000
For warrants exercised	16,250,000	1,970,000	-	-	-	-	1,970,000
For consulting fees	4,793,335	1,232,551	-	-	-	-	1,232,551
For private placements	20,775,000	2,922,000	-	-	-	-	2,922,000
In lieu of payment for				-	-
debentures	6,944,308	1,221,606	-			-	1,221,606
Shares to be issued	-	-	268,613	-	-	-	268,613
Stock option granted	-	-	-	292,320	(164,213)	-	128,107

Balance, November 30, 2002	98,086,631	55,271,191	268,613	292,320	(164,213)	(52,604,094)	3,063,817

Loss for the year	-	-	-	-	-	(3,675,079)	(3,675,079)

Shares issued:
For private placements (net)	24,651,340	5,344,245	-	-	-	-	5,344,245
For options exercised	200,000	70,000	-	-	-	-	70,000
For warrants exercised	15,278,171	1,344,575	-	-	-	-	1,344,575
For consulting fees	2,511,668	554,085	(268,613)	-	-	-	285,472
In lieu of payment for
debentures	5,299,542	984,556	-	-	-	-	984,556
Subscriptions received	-	-	115,000	-	-	-	115,000
Amortization of stock based
compensation	-	-	-	-	129,397	-	129,397
Stock option granted	-	-	-	171,994	(42,896)	-	129,098

Balance, November 30, 2003	146,027,352	$63,568,652	$115,000	$464,314	$(77,712)	$(56,279,173)	$7,791,081

See accompanying notes to the consolidated financial statements

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

1.

Description of business:

We are engaged in the acquisition, exploration and development of mineral properties and the development of low-rank coal-water fuel as a replacement for oil fired boilers and utility generators.

2.

Significant accounting policies:

These consolidated financial statements are prepared in conformity with United States generally accepted accounting principles. The application of Canadian generally accepted accounting principles to these financial statements would not result in material measurement or disclosure differences.

(a)

Continuing operations:

We have suffered recurring losses totalling $56,279,173 as of November 30, 2003, and has a net working capital deficiency. We have funded our operations through the issuance of common stock. We are in arrears of required mineral claims and option payments for certain of our mineral properties at November 30, 2003, in the amount of $240,000 (2002 - $140,000) and therefore, our rights to these properties with a carrying value of $85,000 may be adversely affected as a result of these non-payments. We understand that it is not in default of the agreements in respect of these properties.

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

We plan to continue raising capital through private placements and warrant issues. In addition, we are exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators.

(b)

Basis of consolidation:

The consolidated financial statements include the accounts of ours and Silverado Green Fuel Inc., a wholly owned subsidiary. All material inter-company accounts and transactions have been eliminated.

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

2.	Significant accounting policies (continued):

	(c)	Gold inventory: Gold inventory is valued at the lower of weighted average cost and estimated net realizable value.

(d)

Mineral properties:

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

(e)

Reclamation:

Our operations are affected by Federal, state, provincial and local laws and regulations regarding environmental protection. We estimate the cost of reclamation based primarily upon environmental and regulatory requirements. These costs are accrued annually and the accrued liability is reduced as reclamation expenditures are made.

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

2.	Significant accounting policies (continued):

	(f)	Capital assets: Capital assets are stated at cost. Depreciation is provided as follows:

Building, plant and equipment	Straight line over 3 to 20 years
Mining equipment under capital lease	Straight line over 10 years
Auto and trucks	Straight line over 10 years
Computer equipment	Straight line over 3 years

(g)

Foreign currencies:

We consider our functional currency to be the U.S. dollar for our U.S. and Canadian operations. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. funds at the rates of exchange in effect at the year end. Non-monetary assets and revenue and expense transactions are translated at the rate in effect at the time at which the transactions took place. Foreign exchange gains and losses are included in the determination of results from operations for the year.

(h)

Loss per share:

Basic and diluted loss per share amounts are computed using the weighted average number of shares outstanding during the year.

We use the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only instruments with exercise amounts less than market value prices impact the diluted calculations. In computing diluted loss per share, no shares were added to the weighted average number of common shares outstanding during the years ended November 30, 2003 and 2002 for the dilutive effect of employee stock options and warrants as they were all anti-dilutive. No adjustments were required to report loss per share amounts.

(i)	Revenue recognition: Gold sales are recognized when title passes to the purchaser and delivery occurs.

(j)	Research expenditures: Research expenditures are expensed in the year incurred.

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

2.	Significant accounting policies (continued):

(k)

Accounting for stock-based compensation:

Effective November 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the modified prospective method of adoption selected by us under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2003	2002
Loss as reported	$(3,639,560)	$(3,755,401)
Add: Stock based compensation expense included
in net loss – as reported	258,496	128,106
Deduct: Stock based compensation expense
determined under fair value method	(258,496)	(381,785)
Loss: Pro-forma	$(3,639,560)	$(4,009,080)
Basic and Diluted, loss per common share
As reported	$(0.03)	$(0.05)
Pro-forma	(0.03)	(0.05)

The estimated weighted average fair value of the options granted in 2003 was prepared using the Black-Scholes Pricing Model assuming a risk-free rate of 5.25% (2002 –5.25%), an expected dividend yield of 0% (2002 – 0%) an expected volatility of 108% (2002 – 127%) and a weighted average expected life of 1.5 years (2002 – 1.4 years).

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

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

2.	Significant accounting policies (continued):

(m)

Income taxes:

We account for income taxes using the asset and liability method. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded against any future tax asset if it is more likely than not that the asset will not be realized. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax expense or benefit is the sum of our provision for current income taxes and the difference between the opening and ending balance of the future income tax assets and liabilities.

(n)

Recent Accounting Pronouncements:

In May 2003, the Financial Accounting Standards Board (FASB) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard becomes effective for any financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of FAS No. 150, to have a material effect on our financial statements.

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities entered into after June 30, 2003. We do not expect the adoption of FAS No. 149 to have a material effect on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation gives guidance that determines whether consolidation of a Variable Interest Equity is required and is effective for all variable interest entities with which we become involved beginning in February 2003, and all pre-existing entities beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material effect on our financial statements.

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”). SFAS No. 148, amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

2.	Significant accounting policies (continued):

(o)

Recent Accounting Pronouncements (continued):

In November 2002, the FASB issued FAS Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others, FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. We have no guarantees to unaffiliated third parties so the adoption of FIN 45 had no impact on our financial statements.

In June 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 had no impact on our financial statements.

3.	Mineral properties:

	(a)	Mineral properties:

(A)

Ester Dome Gold Project, Fairbanks Mining District, Alaska:

The Ester Dome Gold Project encompasses all of our properties on Ester Dome, which is accessible by road 10 miles northwest of Fairbanks, Alaska. The specific properties at this site are as follows:

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

Dobb’s:

This property consists of 1 unpatented Federal mineral claim and 4 State mineral claims subject to payments of 15% of net profits until $1,500,000 has been paid and 3% of net profits thereafter.

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

3.	Mineral properties (continued):

(B)

Marshall Dome Property, Fairbanks Mining District, Alaska:

This property consists of 38 State claims and covers an area of two and one-half square miles, and is located eighteen miles northeast of Fairbanks.

During the year ended November 30, 2003, the lease agreement was terminated, carrying cost totalling $350,000 have been written off to operations.

(C)

Nolan Gold Project, Wiseman Mining District, Alaska:

The Nolan Gold Project consists of four contiguous properties covering approximately six square miles, eight miles west of Wiseman, and 175 miles north of Fairbanks, Alaska. The specific properties at this site are as follows:

		(i)	Nolan Placer: This property consists of 158 unpatented Federal placer claims.

		(ii)	Thompson’s Pup: This property consists of 6 unpatented Federal placer claims and is subject to a royalty of 3% of net profits on 80% of production.

		(iii)	Dionne (Mary’s Bench): This property consists of 15 unpatented Federal placer claims.

		(iv)	Smith Creek: This property consists of 35 unpatented Federal placer claims.

(v)

Nolan Lode

This property consists of 67unpatented Federal lode claims. The lode claims overlie much of the placer properties and extend beyond them.

During the year ended November 30, 2003, we staked 36 unpatented federal lode claims.

(D)

Hammond Property, Wiseman Mining District, Alaska:

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. We are obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. As at November 30, 2003, royalty payments totalling $240,000 (2002 – $140,000) are unpaid, in arrears, and included in mineral claims payable.

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

3.	Mineral properties (continued):

	(b)	Mineral claim expenditures: Cumulative claims expenditures are as follows:

	Ester	Marshall	Nolan	Hammond
	Dome	Dome	Project	Property	Total

Balance, November
30, 2002	$406,000	$350,000	$1,433,027	$85,000	$2,274,027

Development costs
incurred	-	-	4,766,335	-	4,766,335

Write off of mineral
properties	-	(350,000)	-	-	(350,000)

Balance, November
30, 2003	$406,000	$-	$6,199,362	$85,000	$6,690,362

4.

Building, plant and equipment:

Buildings, plant and equipment primarily include the mill facility and equipment of the Ester Dome/Grant Mine Gold Project and mining equipment and camp facilities at the Nolan Gold Project.

		Accumulated	Net book
2003	Cost	depreciation	value

Grant Mine mill equipment	$2,076,780	$1,384,618	$692,162
Nolan Gold Project buildings	63,000	5,879	57,121
Mining equipment	549,437	41,379	508,058
Mining equipment under capital lease	1,746,320	207866	1,538,454
Other equipment	543,113	412,245	130,868

	$4,978,650	$2,051,987	$2,926,663

		Accumulated	Net book
2002	Cost	depreciation	value

Grant Mine mill equipment	$2,076,780	$1,384,618	$692,162
Nolan Gold Project buildings	123,757	61,597	62,160
Mining equipment	500,380	457,397	42,983
Mining equipment under capital lease	1,496,150	37,404	1,458,746
Other equipment	499,836	350,903	148,933

	$4,696,903	$2,291,919	$2,404,984

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

5.	Accounts payable and accrued liabilities: Accounts payable and accrued liabilities consist of:

	2003	2002

Accounts payable	$330,130	$388,195
Accrued interest	68,710	76,053
Accrued reclamation expense	196,000	196,000

	$594,840	$660,248

6.	Convertible Debentures: Convertible debentures outstanding at November 30, 2003 and 2002 consisted of the following:

	2003	2002

Renegotiated in 2001	$194,142	$1,121,309
Issued in 1999	140,000	140,000
Issued in 1994	53,303	75,000
	387,445	1,336,309
Less: Current portion	193,303	691,978
	$194,142	$644,331

(a)

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. The replacement debentures aggregate $2,564,400 and consist of the original $2,000,000 principal amount plus all accrued interest to March 1, 2001. The debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If we fail to make any payment of principal or interest, we must issue shares equivalent in value to the unpaid amounts of 20% below the average market price.

Remaining debentures of $140,000 plus accrued interest of $108,204 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

6.	Debenture (continued):

(b)
In February 1999, we issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and it was due on February 28, 2002. During the year ended November 30, 2003, we made a principal payment of $21,697 and an interest payment of $3,750.

7.	Capital lease obligations:

a)
On October 11, 2002, we entered into a lease purchase agreement whereby we would purchase mining equipment valued at a total of $1,496,150. The agreement required payment upon signing of $550,000 (paid), $100,000 on or before December 1, 2003 and 24 equal payments thereafter for the balance of the purchase price plus interest at a rate of 12% per annum.

b)

On February 14, 2003, we entered into a three year lease agreement whereby we would purchase mining equipment valued at a total of $250,170. The agreement required payment upon signing of $105,000 (paid), $25,000 on or before December 4, 2003 and 24 equal payments for the balance of the purchase price plus interest at a rate of 12% per annum.

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which is estimated to be 10 years. Amortization on assets under capital leases charged to expense in 2003 was $170,462.

Minimum future lease payments under capital leases as of November 30, 2003 for each of the next three years and in the aggregate are:

Amount

November 30, 2004	$705,466
November 30, 2005	635,302
November 30, 2006	52,880

Total minimum lease payments	1,393,648
Less: Interest	158,071
1,235,577
Less: Current portion	594,085

$641,492

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

8.	Common stock:

	(a)	Stock options: A summary of the change in stock options for the year ended November 30, 2003 and 2002 is presented below.

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding at November 30, 2001	4,050,000	$0.20
Granted	5,650,000	0.18
Exercised	(6,900,000)	0.13

Outstanding at November 30, 2002	2,800,000	0.25
Granted	7,220,000	0.63
Exercised	(200,000)	0.35
Expired	(400,000)	0.35

Outstanding at November 30, 2003	9,420,000	$0.52

As at November 30, 2003, the following stock options were outstanding:

		OUTSTANDING OPTIONS		EXERCISEABLE OPTIONS
		Weighted	Weighted
		Average	Average		Weighted
Range of		remaining	remaining		average
exercise price	Number	contractual life	exercise price	Number	exercise price

$0.10 to $ 0.20	2,370,000	2.10 years	$0.14	1,770,000	$0.16
$0.30 to $ 0.40	550,000	1.31 years	$0.35	150,000	$0.35
$0.50 to $ 0.70	6,500,000	5.02 years	$0.68	6,500,000	$0.68
	9,420,000	4.07 years	$0.52	8,420,000	$0.57

(b)	Warrants: A summary of the warrants outstanding as at November 30, 2003, is presented below:

Number	Exercise	Expiry
of Warrants	Price	Date

8,433,334	$0.075	October 2004

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

9.

Related party transactions:

We have had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group"); all of which are controlled by a Director of ours.

The Tri-Con Group are operations, exploration and development contractors, and have been employed by us under contract since 1972 to carry out all our fieldwork and to provide administrative and management services. Under the current contract dated January, 1997, work is charged at cost plus 25 % for exploration and cost plus 15 % for development and mining. Cost includes out of pocket or actual cost plus 15 % charge for office overhead including stand by and contingencies. There is no mark up on capital purchases. Services of the directors of the Tri-Con Group who are also Directors of ours are not charged. At November 30, 2003, we had prepaid $118,889 (2002 – $579,745) to the Tri-Con Group for exploration, development and administration services to be performed during the next fiscal period on behalf of us. For the year 2003, the Tri-Con Mining Group’s services focused mainly on corporate planning, mining, engineering, and preparation for year round production on our Nolan property, administration services at both our field and corporate offices, and the Low-Rank Coal-Water fuel project.

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on our projects, and include interest charged on outstanding balances at the Tri-Con Group's borrowing costs are shown below:

	2003	2002

Exploration, development and field services	$3,841,618	$824,083
Administrative and management services	427,551	194,272
Research	148,465	256,954
	$4,417,634	$1,275,309

Amount of total charges in excess of Tri-Con
costs incurred	$984,726	$348,634

Excess amount charged as a percentage of
actual costs incurred	22.3%	27.3%

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

10.	Income taxes: Tax effects of temporary differences that give rise to deferred tax assets at November 30, 2003 and 2002 are as follows:

	2003	2002

Net operating loss carry forwards	$11,763,000	$11,197,000
Valuation allowance	(10,297,000)	(11,067,000)

Future tax assets	1,466,000	130,000

Future tax liability:
Temporary differences arising from mineral properties and
building, plant and equipment	(1,466,000)	(130,000)

Net future tax asset (liability)	$-	$-

At November 30, 2003, we had losses carried forward totaling $22,490,662 available to reduce future years' income for U.S. income tax purposes which expire in various years to 2023. In addition, we had losses carried forward in Canada totalling $15,500,277 (CDN) which expire in various years to 2010.

The provision for income taxes differs from the amount computed by applying the Canadian statutory federal income tax rate of 37.62% (2002 39.62%) to net loss before provision for income taxes. The sources and tax effects of the differences are as follows:

	2003	2002

Computed “expected” tax benefit	$(1,383,000)	$(1,783,000)
Tax loss expired during the year	1,021,000	1,485,000
Temporary differences and other	(86,000)	151,000
Change in valuation allowance	378,000	37,000
Difference in foreign tax rate and other	70,000	110,000

Income tax provision	$-	$-

11.	Commitments and contingencies:

(a)

Office lease:

On January 20, 1994, we entered into a lease agreement for office premises for a term of 10 years commencing April 1, 1994, with an approximate annual rental of $86,835 (Cdn$135,000) including operating costs.

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

11.	Commitments and contingencies (continued):

(b)

Severance agreements with directors:

We have entered into compensation agreements with two directors of ours. The agreements provide for severance arrangements where a change of control of us occurs, as defined, and the directors are terminated. The compensation payable to the two directors aggregates $4,100,000 (2002- $4,100,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

(c)

Consulting agreements

We entered into consulting agreements with ten individuals for various corporate planning and business development services to us. Under the terms of the agreements, we will issue an aggregate 1,255,000 shares over the length of the contracts which range from six months to two years. Consulting fees are calculated using the number of shares issued multiplied by the closing price on the day the shares were issued.

12.

Financial instruments:

The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and loans payable secured by gold inventory approximate fair values due to the short-term to maturity of these instruments. The carrying amounts reported in the balance sheet for convertible debentures approximate their fair values as they bear interest at rates, which approximate market rates.

13.	Segment disclosures:

(a)

Reportable segments:

We operate in one reportable segment being the acquisition, exploration and development of mineral properties. Our development of low-rank coal-water-fuel is in its initial stages and is not a reportable segment.

(b) Geographical information: The following presents financial information about geographical areas:

	2003	2002

Loss for the year:
Canada	$1,746,886	$3,059,339
United States	1,928,193	696,062

	$3,675,079	$3,755,401

Long-lived assets:
Canada	$19,618	$67,471
United States	9,597,407	4,611,540

	$9,617,025	$4,679,011

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

14.	Supplementary cash flow information:

	2003	2002

Cash payments made during the year:
Interest	12,491	4,679

Supplemental non-cash investing and financing
activities:
Purchase of mining equipment under capital lease	$250,170	$946,150
Issuance of shares:
In lieu of required payment on convertible
debentures	$927,168	$1,061,307
In lieu of interest payable on convertible	$57,388	$160,301
debentures
For consulting services	$285,472	$1,232,551

15.	Subsequent events: Subsequent to the year ended November 30, 2003, we:

	a)	Issued a total of 1,102,500 shares to consultants for a portion of their services under the terms of the service agreements at a value of $149,400

b)
Issued 1,000,000 units at a price of $0.075 per unit for total proceeds of $75,000. Each unit consists of one common share and one share purchase warrant. Each common share purchase warrant entitles the holder to purchase one common share at a price of $0.15 per share until November 26, 2004.

	c)	Issued an aggregate of 1,119,342 shares at a price of $0.11 per share in lieu of payment convertible debentures.

	d)	Issued an aggregate of 7,133,334 common shares at a price of $0.075 per share for warrants exercised for total proceeds of $535,000.

e)
Issued an aggregate of 10,000,000 units at a price of $0.075 per unit for total proceeds of $750,000. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at a price of $0.125 per share until January 9, 2005.

	f)	Repriced 6,000,000 stock options previously issued from an exercise price of $0.68 per share to a price of $0.13 per share.

	g)	Granted 5,680,000 stock options to the directors and officers of ours to acquire shares of us at a price of $0.13 per share exercisable until January 8, 2011.

SILVERADO GOLD MINES LTD. Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) Years ended November 30, 2003 and 2002

15.	Subsequent events (continued):

h)

On December 29, 2003, we amended the Warrant Exercise Agreement for twelve private placements (total of 11,750,000 units at $0.10 per unit) that were completed in August 2003 to October 2003. The warrant exercise price was amended from $0.20 per share to $0.075 per share if exercised on or before December 31, 2003. In addition, upon exercising the original warrants, these twelve investors will be issued in aggregate, a total of 5,000,000 additional warrants (the “Investor Replacement Warrants”) to purchase an additional number of shares of ours equal to the number of original warrants exercised. These Investor Replacement Warrants are exercisable at a price of $0.075 per share up to January 10, 2004. Upon exercising the Investor Replacement Warrants on or before January 10, 2004, these investors will again be issued in aggregate, a total of 5,000,000 additional warrants to purchase an additional number of our shares equal to the number of Investor Replacement Warrants exercised. Each additional common share purchase warrant entitles the holder to purchase on common share at a price of $0.20 per share until January 10, 2005.

On January 10, 2004, the 5,000,000 Investor Replacement Warrants were exercised at a price of $0.075 per share for total proceeds of $375,000 and 5,000,000 shares were issued.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.        CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2003, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal year ended November 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

45 of 57

PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position
Garry L. Anselmo	59	Director and Chairman of the Board; President, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer

James F. Dixon (1) (2)	55	Director

Stuart C. McCulloch (1) (2)	67	Director

John R. Mackay	70	Corporate Secretary

Edward J. Armstrong	54	President of Silverado Green Fuel Inc.

Dr. Warrack G. Willson	59	Vice-President, Fuel Technology of Silverado Green Fuel Inc.

(1)	Member of Silverado's Audit Committee
(2)	Member of Silverado’s Compensation Committee

Set forth below is a brief description of the background and business experience of each of the Company’s executive officers and directors for the past five years:

Mr. Anselmo is presently the chairman of our board of directors and is our president, chief executive officer and chief financial officer. Mr. Anselmo is also the chairman of the board of directors and the chief executive officer and chief financial officer of our wholly owned subsidiary, Silverado Green Fuel Inc. Mr. Anselmo has been the chairman of our board of directors and our chief operating officer since 1973. Mr. Anselmo has been our president, chief executive officer and chief financial officer from 1973 to 1994 and from 1997 to present. Mr. Anselmo founded Tri-Con Mining Ltd., a private mining service company, in 1968, and is currently a shareholder, director, and president of Tri-Con Ltd. He is also the chairman and director of Tri-Con Ltd.’s United States operating subsidiaries, Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. Mr. Anselmo obtained his bachelor of arts degree from Simon Fraser University in British Columbia, Canada.

Mr. Dixon has been one of our directors since May 6, 1988. Mr. Dixon is presently a lawyer and a partner in the law firm of Shandro Dixon Edgson, Barristers and Solicitors, of Vancouver, British Columbia. Mr. Dixon has been engaged in the practice of law since 1973. Mr. Dixon holds a bachelor of commerce degree and a bachelor of law degree.

Mr. McCulloch has been one of our directors since December 14, 1998. Mr. McCulloch is also a director of our subsidiary, Silverado Green Fuel Inc. Mr. McCulloch retired as district manager from Canada Safeway in January, 1991.

Mr. Mackay has served as our corporate secretary since June 1998. Mr. Mackay is a practicing lawyer who practiced as a sole practitioner from March 1993 to June 1998 prior to joining Silverado. Prior to 1993, Mr. Mackay was a lawyer and partner in the law firm Davis and Company, Barristers and Solicitors, of Vancouver, British Columbia where he practiced for 35 years.

Mr. Armstrong has been the president of our subsidiary, Silverado Green Fuel Inc., since September 1997. Mr. Armstrong is also the president of Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc., the United States operating subsidiaries of Tri-Con Mining Ltd. Mr. Armstrong is the holder of a bachelor of science degree in geology from Washington State University which he received in 1971.

46 of 57

Dr. Willson was appointed our vice-president, fuel technology, in March 2000, to lead the conversion of the Grant Mill into a commercial level Low-Rank Coal-Water Fuel plant. Dr. Willson received a supervisory chemical engineering rating from the US Civil Service Commission in 1978, a PhD in physical chemistry from the University of Wyoming in 1970 and a bachelor of arts in chemistry and mathematics from the University of Northern Colorado in 1965. He founded Coal-Water Fuel Services in 1994, which provides engineering services to develop clean coal conversion projects to develop low cost and non-hazardous alternatives to oil.

SIGNIFICANT EMPLOYEES

We do not have any other significant employees, other than our directors and executive officers named above.

FAMILY RELATIONSHIPS

Mr. Anselmo and Mr. McCulloch, each of whom is one of our directors, are cousins.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of our shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors to hold office until their successors are appointed. The last annual meeting of our shareholders was held on May 30, 2003.

AUDIT COMMITTEE

Our audit committee is comprised of James Dixon and Stuart McCulloch. Our board of directors has determined that each member of our audit committee is independent as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards. Our board of directors has determined none of the directors on our audit committee presently meets the definition of a “financial expert” based on their respective experience and qualification. Our audit committee presently does not include a member who has been determined by our board of directors to qualify as a “financial expert” due to the departure of Mr. Peter Rook-Green from our board of directors. Prior to his departure, Mr. Rook-Green was a member of our board of directors and had been determined by our board of directors to qualify as a “financial expert”. Our board of directors is presently looking for a suitable candidate to join as a member of our board of directors and who would meet the definition of “financial expert” in order to replace Mr. Rook-Green.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics will be publicly available on our website at www.silverado.com. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at www.silverado.com or in a report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2003 all such filing requirements applicable to its officers and directors were complied with.

47 of 57

ITEM 10.         EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information for Mr. Garry L. Anselmo, our chief executive officer (the “name executive officer”) for the fiscal years ended November 30, 2003, 2002 and 2001.

No executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended November 30, 2003.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)	All Other Compen- sation
Garry L. Anselmo(1)	Director, President, Chief Executive Officer and Chief Financial Officer	2003 2002 2001	$0 $0 $0	0 0 0	0 0 0	0 0 0	3,000,000 0 3,700,000	0 0 0	0 0 0

(1)
Mr. Anselmo is employed and compensated by Tri-Con Mining Ltd., which provides management and mining exploration and development services to the Company. Mr. Anselmo does not bill the Company for his time spent on the business of the Company and is not compensated directly or indirectly by the Company, other than through Tricon Mining Ltd. See Item 12. – Certain Relationships and Related Transactions

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to our named executive officer for our fiscal year ended November 30, 2003.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees (1)	Exercise Price (per Share)	Expiration Date
Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	3,000,000	41.6%	0.68	Dec. 04, 2008

48 of 57

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our named executive officer for our fiscal year ended November 30, 2003:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name (#)	Common Shares Acquired on Exercise	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	NIL	NIL	3,000,000/NIL	$NIL/ $NIL

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

Our directors are not paid any compensation for acting as our directors. However, we periodically grant stock incentive options to our directors in consideration for them providing their services as directors. Our 2003 Stock Option Plan permits the grant of incentive stock options to our directors.

REPRICING OF STOCK OPTIONS

Subsequent to November 30, 2003, we re-priced the 3,000,000 stock options granted to Mr. Anselmo in 2003 in order to reduce the exercise price from $0.68 per share to $0.13 per share. In total, the exercise price of an aggregate of 6,000,000 stock options held by optionees was reduced from $0.68 per share to $0.13 per share as part of this re-pricing.

CHANGE IN CONTROL ARRANGEMENTS

We have entered into compensation agreements with two of our directors. The agreements provide for severance arrangements where change of control of Silverado occurs, as defined, and the directors are terminated. The compensation payable to Mr. Garry L. Anselmo would include a lump sum payment of $4,000,000 plus the amount of annual bonuses that Mr. Anselmo would be entitled to receive for the eighteen month period following termination, plus benefits for the eighteen month period following termination. The compensation payable to Mr. James Dixon would include a lump sum payment of $100,000 plus the amount of annual bonuses that Mr. Dixon would be entitled to receive for the eighteen month period following termination, plus benefits for the eighteen month period following termination. The compensation that would be payable to the directors aggregates $4,100,000 plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

EMPLOYMENT CONTRACTS

We are not party to any employment contracts with any of our named executed officers.

49 of 57

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of the Company’s common shares owned beneficially as of March 12, 2004 by: (i) each person (including any group) known to the Company to own more than five percent (5%) of the Company’s common shares, (ii) each of the Company’s directors and by each of the Company’s executive officers, and (iii) the Company’s executive officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Shares	Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	9,550,007(2)	5.3%
Common Shares	James F. Dixon, Director	2,314,484(3)	1.3%
Common Shares	Stuart McCulloch, Director	1,483,400(4)	0.8%
Common Shares	John R. Mackay Secretary	900,000(5)	0.5%
Common Shares	Edward Armstrong President of Silverado Green Fuel Inc.	4,785,000(6)	2.7%
Common Shares	Warrack Willson Vice-President of Silverado Green Fuel Inc.	2,350,000(7)	1.3%
Common Shares	All Directors and Executive Officers as a Group (6 persons)	21,382,871(8)	11.4%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s

50 of 57

actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 12, 2004. As of March 12, 2004, there were 174,282,256 shares issued and outstanding.

(2)
Consists of 4,050,000 shares held by Garry L. Anselmo, 7 shares owned by Tri-Con Mining Ltd, and 5,500,000 shares that can be acquired by Mr. Anselmo upon exercise of options to purchase shares held by Mr. Anselmo within 60 days of the date hereof.

(3)
Consists of 214,484 shares held directly and indirectly by James F. Dixon and 2,100,000 shares that can be acquired by Mr. Dixon upon exercise of options to purchase shares held by Mr. Dixon within 60 days of the date hereof.

(4)
Consists of 33,400 shares held by Stuart McCulloch and 1,450,000 shares that can be acquired by Mr. McCulloch upon exercise of options to purchase shares held by Mr. McCulloch within 60 days of the date hereof.

(5)	Consists of 100,000 shares held by Mr. Mackay and 800,000 shares that can be acquired by Mr. Mackay upon exercise of options to purchase shares held by Mr. Mackay within 60 days of the date hereof.

(6)
Consists of 2,005,000 shares held by Mr. Armstrong and 2,780,000 shares that can be acquired by Mr. Armstrong upon exercise of options to purchase shares held by Mr. Armstrong within 60 days of the date hereof.

(7)
Consists of 1,200,000 shares held by Dr. Willson and 1,150,000 shares that can be acquired by Dr. Willson upon exercise of options to purchase shares held by Dr. Willson within 60 days of the date hereof.

(8)
Consists of 7,602,891 shares held by our directors and executive officers and 13,780,000 shares that can be acquired by our directors and executive officers upon exercise of options to purchase shares held by our directors and executive officers within 60 days of the date hereof.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

51 of 57

EQUITY COMPENSATION PLAN INFORMATION.

We have one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our 2003 Stock Option Plan. Our 2003 Stock Option Plan has been approved by our shareholders. We do not have any equity compensation plans that have not been approved by our shareholders.

The following summary information is presented for our 2003 Stock Option Plan as of November 30, 2003.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	720,000 Shares of Common Stock	$0.137 per Share	6,780,000 Shares
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRI-CON MINING GROUP

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

The Tri-Con Group are operations, exploration and development contractors, and have been employed by us under contract since 1972 to carry out all of our fieldwork and to provide administrative and management services. Under the current contract dated January 1997, work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out of pocket or actual cost plus 15% charge for office overhead including standby and contingencies. Capital purchases are exempt from any support charges. Services of the directors of the Tri-Con Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Group who are also our directors, namely Mr. Anselmo, are not charged. In addition, each agreement requires us to pay a base fee of $10,000 CDN (equal to approximately $6500 US) per month to each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. However, the Tri-Con Group has waived payment of the base

52 of 57

fee under two of the agreements and is only paid $10,000 CDN (equal to approximately $7,700 US) per month in total.

At November 30, 2003, we had prepaid $118,889 (2002 – payable of $579,745) to the Tri-Con Group for exploration, development and administration services to be performed during fiscal 2004 on our behalf. For the year 2003, the Tri-Con Mining Group’s services for the current fiscal year focused mainly on preparation for year round production on the Nolan property, the low-rank coal-water fuel program as well as corporate planning, mining, engineering, and, and administration services at both our field and corporate offices.

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company's projects, and include interest charged on outstanding balances at the Tri-Con Group's borrowing costs are shown below:

	2003	2002

Exploration, development and field services	$3,841,618	$824,083
Administrative and management services	427,551	194,272
Research	148,465	256,954

	$4,417,634	$1,275,309

Amount of total charges in excess of Tri-Con
costs incurred	$984,726	$348,634

Excess amount charged as a percentage of
actual costs incurred	22.3%	27.3%

Mr. Garry Anselmo exercised options to purchase 3,700,000 shares at an exercise price of $0.15 per share during fiscal 2002. Mr. Anselmo was granted options to purchase 3,000,000 shares at a price of $0.68 per share in December 2002. Subsequent to November 30, 2003 the price of the 3,000,000 options was reduced from $0.68 per share to $0.13 per share. Subsequent to November 30, 2003 Mr. Anselmo was granted options to purchase 2,500,000 shares at a price of $0.13.

Mr. Edward Armstrong was paid $78,000 for the fiscal year ended November 30, 2003 and $141,225 for the fiscal year ended November 30, 2002 by the Tri-Con Group in respect of services provided by Mr. Armstrong to us and charged by the Tri-Con Group to us. Mr. Armstrong charges the Tri-Con Group at an hourly rate of $75 per hour for his services and the Tri-Con Group charges us at $75 per hour plus the contractual mark-up of 15%. Mr. Armstrong was granted options to purchase 1,500,000 shares at a price of $0.68 per share in December 2002. Subsequent to November 30, 2003 the price of the 1,500,000 options was reduced from $0.68 per share to $0.13 per share. Subsequent to November 30, 2003 Mr. Armstrong was granted options to purchase 1,280,000 shares at a price of $0.13.

Dr. Warrack Willson was paid $54,000 for the fiscal year ended November 30, 2003 and $126,905 for the fiscal year ended November 30, 2002 by the Tri-Con Group in respect of services provided by Dr. Willson to the Company and charged by the Tri-Con Group to the Company. Dr. Willson charges the Tri-Con Group for his services and the Tri-Con Group charges the Company the contractual mark-up of 15%. Dr. Willson was granted options to purchase 1,200,000 common shares at a price of $0.125 during fiscal 2002, which options were exercised by Dr. Willson during fiscal 2002. Dr. Willson did not hold any stock options as of the end of November 30, 2002. Dr. Willson was granted options to purchase 650,000 shares at a price of $0.68 per share in December 2002. Subsequent to November 30, 2003 the price of the 650,000 options was reduced from $0.68 per share to $0.13 per share. Subsequent to November 30, 2003 Mr. Willson was granted options to purchase 500,000 shares at a price of $0.13.

53 of 57

Dr. Willson is party to an agreement dated March 19, 2001 whereby he has agreed to act as the vice-president of the Company’s fuel technology division for a ten year term. The Company has agreed to pay to Dr. Willson a base salary of $10,000 per month upon the Company obtaining funding to build a low-rank coal-water fuel demonstration facility. In addition, the Company agreed to issue options to purchase 1,200,000 shares at a price of $0.125 per share, which options have been issued and exercised. In May of 2001 the 1,200,000 options were exercised. The obligation to pay the base salary has not been triggered to date and Dr. Willson is compensated by the Tri-Con Group, as discussed above.

54 of 57

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits

Exhibit
Number	Description of Exhibit
3.1	Articles of the Company (1)
3.2	Amendment to Articles of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of the Company (8)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	2003 Stock Option Plan (7)
23.1	Consent of Morgan & Company, Chartered Accountants (9)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Schedule 14A Proxy Statement filed April 29, 2003.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(9)	Filed as an exhibit to this Annual Report on Form 10-KSB.

55 of 57

(b)           Reports on Form 8-K.

We did not file any current reports on Form 8-K during the last quarter of our fiscal year ended November 30, 2003.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During fiscal years 2003 and 2002, we retained our independent auditor, Morgan & Company, Chartered Accountants, to provide services in the following categories and amounts:

Fee Category	2003	2002
Audit Fees	$19,500	$30,015
Audit Related Fees	4,400	NIL
Tax Fees	NIL	3,060
All Other Fees	NIL	NIL
Total of all Fees	$23,900	$33,075

Our Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Morgan & Company and has concluded that it is.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year.

No services related to Audit-Related Fees, Tax Fees or All Other Fees described above that was approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in the applicable rules of the SEC.

56 of 57

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO GOLD MINES LTD.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
Director
Date: March 15, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: March 15, 2004

By:	/s/ James F. Dixon
James F. Dixon
Director
Date: March 15, 2004

57 of 57