Form 10QSB
period 2004-02-29
SILVERADO GOLD MINES LTD
filed 2004-04-14
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended FEBRUARY 29, 2004

☐  Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

Commission File Number 0-12132

SILVERADO GOLD MINES LTD.
(Name of small business issuer in its charter)

British Columbia, Canada	98-0045034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification
No.)

Suite 505, 1111 West Georgia Street
Vancouver, British Columbia, Canada	V6E 4M3
(Address of principal executive offices)	(Zip Code)

(604) 689-1535
Issuer's telephone number

NONE.

___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 175,012,171 Shares of no par value Common Stock outstanding as of April 13, 2004.

SILVERADO GOLD MINES LTD.
Consolidated Balance Sheets
(Expressed in United States Dollars)

	February 29,	November 30,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$786,138	$397,290
Gold inventory	100,519	100,519
Accounts receivable	32,487	23,093
	919,144	520,902

Exploration and development advances	31,806	118,889
Mineral properties	7,371,613	6,690,362
Buildings, plant and equipment	2,854,506	2,926,663

	$11,177,069	$10,256,816

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	584,866	594,840
Loans payable secured by gold inventory	7,873	7,873
Mineral claims payable	240,000	240,000
Debentures, current portion (note 6 (a))	268,669	193,303
Current portion of capital lease obligation (note 7)	744,085	594,085
	1,845,493	1,630,101

Debentures (note 6 (a))	-	194,142
Capital lease obligations (note 7)	429,948	641,492
	2,275,441	2,465,735
Stockholders' equity:
Common stock:
Authorized: 200,000,000 common shares
Issued and outstanding:
February 29, 2004– 174,049,154
November 30, 2003 – 146,027,352	65,775,100	63,568,652
Additional paid-in capital	464,314	464,314
Shares to be issued	-	115,000
Deferred compensation	(77,712)	(77,712)
Accumulated deficit	(57,260,074)	(56,279,173)
	8,901,628	7,791,081

	$11,177,069	$10,256,816

Continuing operations (note 2)
Subsequent events (note 8)
See accompanying notes to unaudited consolidated financial statements.

/s/ G.L. Anselmo	/s/ S.C. McCulloch
Garry L. Anselmo	Stuart C McCulloch
DIRECTOR	DIRECTOR

SILVERADO GOLD MINES LTD.
Consolidated Statements of Operations
(Expressed in United States Dollars)

	Three months	Three months
	ended	ended
	February 29,	February 28,
	2004	2003
	(unaudited)	(unaudited)

Expenses:
Accounting and audit	$10,246	$4,629
Advertising and Promotion	60,415	217,891
Consulting Fees	371,229	993,171
Depreciation	73,345	60,524
General exploration	107,793	-
Interest on debentures	4,767	23,779
Legal	16,333	26,151
Loss (gain) on foreign exchange	21,006	(13,161)
Management services from related party	174,259	63,183
Office expenses	118,182	253,450
Other interest and bank charges	15,743	980
Reporting and investor relations	1,496	2,034
Research	-	59,154
Transfer agent fees and mailing expenses	6,817	5,335
	981,631	1,697,120

Interest and other income	730	3,950
Loss and comprehensive loss for the period	$(980,901)	$(1,693,170)

Loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average number of
common shares outstanding	163,062,129	99,673,318

SILVERADO GOLD MINES LTD.
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

	Three months	Three months
	ended	ended
	February 29,	February 28,
	2004	2003
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities:
Loss for the period	$(980,901)	$(1,693,170)
Adjustments to reconcile loss to net cash used by operating
activities
Depreciation, an item not involving cash	73,345	60,524
Stock issued for services	148,320	602,712
Interest accrued	18,222	-
Changes in non-cash operating working capital:
Accounts receivable	(9,394)	1,693
Accounts payable and accrued liabilities:	(11,400)	(76,863)
Increase (decrease) in mineral claims payable:	-	(140,000)
	(761,808)	(1,245,104)

Financing activities:
Shares issued for cash	1,820,000	4,342,750
	1,820,000	4,342,750

Investing activities:
Advances for Exploration and development	87,083	89,312
Mineral claims and options expenditures, net of recoveries	(681,251)	(1,541,235)
Purchase of equipment	(175)	(114,996)
Repayment of capital lease obligation	(75,000)	-
	(669,343)	(1,566,919)

Net increase in cash	388,849	1,530,727

Cash, beginning of period	397,290	905,000

Cash, end of the period	$786,139	$2,435,727

Supplementary disclosure with respect to cash flow
(note 5)

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended February 29, 2004 and February 28, 2003

1.

Basis of presentation:

The unaudited consolidated balance sheet, the unaudited consolidated statements of operations and cash flows include the accounts of us and our wholly-owned subsidiary company. These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. These financial statements comply, in all material respects, with generally accepted accounting principles in Canada.

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States or Canadian generally accepted accounting principles. In the our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 29, 2004, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the three-month periods ended February 29, 2004, and February 28, 2003, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended November 30, 2003.

2.

Continuing operations:

At February 29, 2004, we had a working capital deficiency of $926,349, down from a working capital deficiency of $1,109,199 at November 30, 2003, primarily as a result of increased funding from issuances of common stock and a significant reduction of our debt.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and buildings, plant and equipment is dependent on our ability to obtain additional financing to fund our operations and acquisition, exploration and development activities, the discovery of economically recoverable ore on our properties, and the attainment of profitable operations.

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended February 29, 2004 and February 28, 2003

2. Continuing operations (continued):

We plan to continue to raise capital through private placements and warrant issues. We are exploring other business opportunities including the development of Low-Rank Coal-Water Fuel as a replacement fuel for oil fired industrial boilers and utility generators.

3. Related party transactions:

We have had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the “Tri-Con Mining Group”), all of which are controlled by a director of ours.

The Tri-Con Mining Group are operations, exploration, and development contractors, and have been employed by us under contract since 1972 to carry out all of our fieldwork and to provide administrative and management services. Under our current contract dated January, 1997 work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. There is no mark up on capital purchases. Services of the directors of the Tri-Con Mining Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Mining Group who are also directors of ours are not charged. At February 29, 2004, we had prepaid $31,806 to the Tri-Con Mining Group for exploration, development and administration services to be performed during the current fiscal year on behalf of us. The Tri-Con Mining Group’s services for the current fiscal year are focusing mainly on the our Low-Rank Coal-Water Fuel program as well as corporate planning and preparation for year round production on our Nolan property, and administration services at both our field and corporate offices.

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on our projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

	February 29, 2004	February 28, 2003

Exploration and development services	633,020	1,009,269
Administrative and management services	158,648	56,482
Research	-	59,154
	$791,668	$1,124,905

Amount of total charges in excess of Tri-Con costs incurred	$111,392	$457,186

Excess amount charged as a percentage of actual costs incurred	16.4%	40.6%

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended February 29, 2004 and February 28, 2003

4.

Loss per share:

Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.

5.	Supplementary cash flow information: Supplemental non-cash investing and financing activities:

	February 29,	February 28,
	2004	2003

Purchase of fixed assets under capital lease	$-	$(145,170)
Issuance of shares for:
Debentures	119,245	119,245
Interest on debentures	3,883	22,426
Consulting services	148,320	116,750
Capital lease obligation	-	145,170

6.

Debentures:

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. We issued replacement debentures in the aggregate amount of $2,564,400 consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001.

(a)
The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If we fail to make any payment of principal or interest, we must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On December 10, 2003, we issued 1,119,342 shares at the average market price of $0.11 to the holders of the replacement debenture to satisfy the quarterly payments due November 30, 2003. The value of the transaction consists of $119,245 of principal and $3,883 of interest. As at February 29, 2004, the total balance of $74,897 owing on the replacement debenture is classified as a current liability. Remaining debentures of $140,000, plus accrued interest of $67,627 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

(b)
In February 1999 we issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and was due February 28, 2003. However, subsequent to February 29, 2003, we began re-payment of the $75,000 debenture and the balance as at February 29, 2004 is $37,500.

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended February 29, 2004 and February 28, 2003

7.	Lease purchase agreement:

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

b)

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

As at February 29, 2004, the total amount outstanding under the lease purchase agreements was $1,174,033. The lease payment schedule below is calculated on this amount using an interest rate of 12% per annum as is implied in the lease agreement. We are required to maintain the equipment in good working order and is also required to maintain adequate insurance on the equipment.

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive life, which is estimated to be 10 years. Amortization on assets under capital leases charged to expense in the three months ended February 29, 2004 was $43,658.

A minimum future lease payment under capital leases as of February 29, 2004 for each of the next three years and in the aggregate is:

Amount

November 30, 2004	$643,922
November 30, 2005	635,302
November 30, 2006	52,880

Total minimum lease payments	1,332,104
Less: Amount representing interest	158,071
1,174,033
Less: Current portion	744,085

$429,948

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended February 29, 2004 and February 28, 2003

8.	Subsequent events:

	(a)	Issued an aggregate of 559,915 shares at a price of $0.10 per share in lieu of payment of convertible debentures.

	(b)	Issued a total of 50,000 shares to consultants for a portion of their services under the terms of the service agreements at a value of $0.10.

	(c)	Issued a total of 120,000 shares to consultants for a portion of their services under the terms of the service agreements at a value of $0.137.

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

PLAN OF OPERATIONS

Our plan of operation for our mineral properties is discussed below:

The Nolan Gold Project

Our plan of operation is to continue exploration, development and mining programs at the Nolan Gold Project. Our exploration activities are directed at the definition of placer gold targets and location of the lode source of the Nolan placer gold deposits. Gold placer exploration and development is presently ongoing to evaluate the gold bearing gravel deposits on the Nolan property which include extensive areas of ancient elevated bench gravels and deep channel gold bearing gravels. Both types of deposits are the result of intra-glacial geo-hydrologic events including deposition, erosion, transportation. Our exploration for lode gold is being focused on the Solomon Shear Trend. Our successful definition of a significant gold deposit in any of these areas could lead to us developing and mining those areas. Our recent development and mining activities have been carried out as part of a three year mining plan for the Nolan Gold Project.

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

We plan to spend approximately $2,400,000 in the next twelve months in carrying out our development, mining and exploration plans for the Nolan Gold Project. While this amount of expenditures may be off-set by any revenues we achieve from gold production, we anticipate that we will require substantial financing in order to proceed with our plan of operations. We presently have sufficient financing that will enabled us to proceed with mining and development plans for the next 6 months. See the discussion of our cash resources and working capital under Liquidity and Financial Condition below and in the section entitled Risk Factors.

Planned Mining Operations

We are drilling the following areas of the Nolan Gold Project in order to determine our current mining plan as part of our drilling program for the 2003/ 2004 winter season: Mary's Bench, the Nolan Deep Channel, the Swede Channel and the Treasure Chest area. Mary’s Bench, the Swede Channel and the Treasure Chest area are various gravel benches located above the elevation of Nolan Creek on the slopes of the Smith Dome. Mary’s Bench is located approximately 200 to 300 feet in elevation above the confluence of Nolan Creek and Archibald Creek. Treasure Chest bench is located approximately 200 to 400 feet in elevation above the Nolan Creek to the south of Mary’s Bench.

We anticipate that our mining plan will include the mining of Mary’s Bench by open cut mining methods. However, to date we have not finalized our current mining plan. Our plan is dependent on the geological review of the drill holes being completed during the winter of 2004 as well as our assessment of whether surface or underground mining will be optimal for extraction operations. Any gravel that is mined as part of our mining plan will be processed for gold recovery in the summer of 2004.

Our plan of operations at the Nolan Gold Project will be continually evaluated and modified as mining, development and exploration results become available. Modifications to our plan will be based on many factors, including: assessment of data, weather conditions, mining costs the price of gold and available capital. Further, the extent of the mining plan that we undertake will be dependent upon the amount of financing available to us to carry out our mining plans.

Exploration Program Planned for Nolan during 2004

We are currently undertaking an extensive geological exploration program on the Nolan Gold Project. The objective of this geological exploration program is to further define gold deposits in order to provide a basis for the assessment of the feasibility of future additional mining at the Nolan Gold Project. We plan to conduct further exploration of the Nolan Placer, Nolan Lode, Smith Creek Placer, and Slisco Bench properties that comprise the Nolan Gold project. Our planned geological exploration program is described in detail in Item 1. - Description of Business of our Annual Report on Form 10-KSB for the year ended November 30, 2004.

We plan to spend approximately $600,000 on exploration activities during the next twelve months. This amount will fluctuate depending on the actual amount of funds that we have available for exploration. The exploration work to be completed will be subject to intermittent interruptions caused by inclement or intense cold weather.

Low-Rank Coal-Water Fuel Project

We plan to submit a revised proposal to the DOE’s second solicitation under the Clean Coal Power Initiative in September 2004. There is no assurance that our second submission for a commercial-scale LRCWF facility to the DOE CCPI will be successful. If our proposal is successful, funds would not be available until 2005 and any funds would be repayable under the terms of the grant. In addition, we may be required to obtain additional financing in order to fund our required contribution to this project. We anticipate spending approximately $300,000 during the current fiscal year on our application to the Department of Energy and on other work in connection with establishment of the demonstration facility at the Grant Mill.

RESULTS OF OPERATIONS

Three months ended February 29, 2004 compared to the three months ended February 28, 2003.

Revenues

We did not earn revenues during the three months ended February 29, 2004 or February 28, 2003 as we did not reach commercial production of gold from the Nolan Gold Project during this period. We did not achieve any gold sales during the three months ended February 29, 2004.

We plan to re-commence extraction activities in summer 2004 when available melt water will allow the processing of ore to separate gold if we proceed with any development and mining plans for 2004. Any recoveries from gold sales are not anticipated to be realized until the third quarter of 2004. Under our accounting policies, any gold sales that may be realized will be treated as sales received incidental to developmental activities on the Nolan Gold Project until such time as we have reached commercial levels of gold production from the Nolan Gold Project. We cannot provide investors with any assurance as to sales of gold during fiscal 2004 due to the uncertainties of gold mining. See Risk Factors.

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

Operating Costs

We did not incur any operating costs during the period ended February 29, 2004 and February 28, 2003 due to the fact that we did not achieve commercial production from mining activities during either period.

We incurred development costs in the amount of $681,251, net of recoveries from gold sales, on the Nolan Gold Project during the three months ended February 29, 2004 compared to $1,541,235 during the three months ended February 28, 2003. These development costs were incurred in connection with our development and mining activities at the Nolan Gold Project. Development costs were capitalized in accordance with our policy to capitalize development expenses prior to production. Development expenses at the Nolan Gold Project will be expensed as operating costs once production at the Nolan Gold Project commences.

Expenses

Our expenses decreased to $981,631 for the three months ended February 29, 2004 compared to $1,697,120 for the three months ended February 28, 2003, representing a decrease of $715,489 or 42%. The decrease in expenses was primarily attributable to reductions in consulting fees, advertising and promotion, research and office expenses during the three months ended February 29, 2004. Decreases on these expenditures were in-part off-set by increases in general exploration and management services from related party expenses.

Management services attributable to the activities of the Tri-Con Group increased to $174,259 for the three months ended February 29, 2004 compared to $63,183 for the three months ended February 28, 2003.

Our increased exploration activity on our mineral properties caused our general exploration expenses to increase to $107,793 for the three months ended February 29, 2004 compared to $nil for the three months ended February 28, 2003 The increase in exploration expenses was attributable to increased exploration activities at the Nolan Gold Project compared to 2003 when activities were directed to mining of the Nolan Deep Channel. These exploration activities included drilling and exploration activities on the Nolan Deep Channel, Mary’s Bench, and Treasure Chest areas. We anticipate that these expenses will continue as we proceed with our planned drilling and exploration activities on the Nolan Gold properties.

Research activities attributable to the low-rank coal water fuel technology decreased to $nil for the three months ended February 29, 2004 compared to $59,154 for the three months ended February 28, 2003. Our research activities are primarily in connection with the submission of our application for a grant to the Department of Energy and include the compensation of Dr. Warrack Willson. We anticipate that these expenses will not increase during the current fiscal year based on our decision to re-submit our application for the second round of financing. We do not expect significant research expenses as we plan to continue our focus on development, mining and exploration at the Nolan Gold Project.

Office expenses decreased to $118,182 for the three months ended February 29, 2004 compared to $253,450 for the three months ended February 28, 2003, representing a decrease of $135,268 or 53%. This decrease reflects a decrease in our general operations and activity in our offices in Fairbanks, Alaska due to the fact that we were not carrying out mining activities during the first quarter of our current fiscal year.

Consulting fees decreased to $371,229 for the three months ended February 29, 2004 compared to $993,171 for the three months ended February 28, 2003, representing a decrease of $621,942 or 63%. The decrease was attributable to less stock based compensation paid to our consultants compared to last year. Compensation was recorded based on the quoted market price of our shares as of the date of issue.

Loss

Our loss decreased to $980,901 for the three months ended February 29, 2004 compared to $1,693,170 for the three months ended February 28, 2003 representing a decrease of $712,269 or 42%. This decrease in our loss was primarily attributable to the decreases in our other expenses, as discussed above. We anticipate that we will continue to incur a loss until such time as we can achieve significant revenues from sales of gold processed from the Nolan Gold Project.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had cash and cash equivalents of $786,138 as of February 29, 2004, compared to cash of $397,290 as of November 30, 2003. We had a working capital deficiency of $926,349 as of February 29, 2004, compared to a working capital deficiency of $1,109,199 as of November 30, 2003. The decrease in our working capital deficiency was primarily the result of financings completed during the three months ended February 29, 2004.

We will require additional financing during the current fiscal year due to our current working capital deficiency, our plan of operations for the Nolan Gold Project, our planned exploration activities and our plan to re-submit a grant application to the Department of Energy. We are able to proceed with our plan of operations for approximately 6 months based on our current cash reserves. While financing requirements will be off-set by revenues generated from gold sales, these gold sales are not anticipated to cover all financing requirements. In addition, revenues will be subject to the quantity of gold recovered.

Cash Used in Operating Activities

Cash used in operating activities decreased to $761,808 for the three months ended February 29, 2004, compared to $1,245,104 for the three months ended February 28, 2003. We funded the cash used in operating activities primarily through equity sales of our common shares.

Financing Activities

Cash provided by financing activities decreased to $1,820,000 for the three months ended February 29, 2004, compared to $4,342,750 for the three months ended February 28, 2003. All cash provided by financing activities was provided by share issuances. Cash provided by financing activities was used to fund our operating and investing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of our common shares as of the date of the financing.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

Investing Activities

We used $669,343 in investing activities during the three months ended February 29, 2004 compared to $1,566,919 during the three months ended February 28, 2003, representing a decrease of $897,576. The decrease was due to our scaling back mining operations at the Nolan Gold Project.

We incurred development costs in the amount of $681,251 on the Nolan Gold Project during the three months ended February 29, 2004 compared to $1,541,235 during the three months ended February 28, 2003, each net of recoveries. These amounts were capitalized and are included in our consolidated statements of cash flows as investing activities.

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

As at February 29, 2004, the total amount outstanding under the two lease purchase agreements was $1,332,104, including interest of $158,071. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment. We are required to complete future lease payments of $643,922 during the 2004 fiscal year, $635,302 during the 2005 fiscal year and $52,880 during the 2006 fiscal year.

Tri-Con Group

We had pre-paid $31,806 to the Tri-Con Group as of February 29, 2004 in connection with planned development activities to be carried out on the Nolan Gold Project during fiscal 2004. These activities will be carried out by the Tri-Con Group on behalf of us in accordance with our operating agreements with the Tri-Con Group. See item – 12 Certain Relationships and Related Transactions of our Annual Report on Form 10-KSB.

Debt Re-Structuring

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. We approved the issuance of replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount of the original debentures, plus all accrued interest on the original debentures to March 1, 2001. The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If we fail to make any payment of principal or interest, we must issue shares equivalent in value to the unpaid amounts at 20% below the average market price for the 30 day period prior to the payment being made. We did not make any cash payments of principal or interest during the three months ended February 29, 2004. We completed the issue of 1,119,342 shares at the average market price of $0.11 to the holders of the replacement debenture to satisfy the quarterly payments due February 29, 2004. The value of the transaction consists of $119,245 of principal and $3,883 of interest.

As at February 29, 2004, $1,860,000 plus $524,892 of accrued interest has been exchanged for replacement debentures. The amount of the replacement debentures outstanding as of February 29, 2004 was $74,897, all of which is classified as current. Remaining original convertible debentures of $140,000 plus accrued interest of $67,627 are in default and are recorded as current liabilities. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

Low-Rank Coal-Water Fuel Business

We are continuing our attempt to obtain a grant of $10,000,000 in order to proceed with establishing the commercial viability of our low-rank coal-water fuel business. The first round of grants on the Clean Coal Power Initiative was released by the Department of Energy and our application for a grant was not approved. We plan to re-submit our application to the Department of Energy for the second round of grants in September of 2004 There is no assurance that we will be awarded any grant or that it will be able to complete any additional sales of our equity securities or arrange for debt or other financing to fund this component of our plan of operations.

Future Financings

We require additional financings in order to fund our plan of operations. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned mining, development and exploration activities.

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

RISK FACTORS

We face risks in completing our exploration and development plans and achieving revenues. The following risks are material risks that we face. We also faces the risks identified elsewhere in this Quarterly Report on Form 10-QSB and in other filings with the Securities and Exchange Commission. If any of these risks occur, our business, our ability to achieve revenues, our ability to produce gold, our operating results and our financial condition could be seriously harmed.

If we do not obtain new financings, the amount of funds available to us to pursue development and mining of the Nolan Gold Project and to pursue further exploration of our mineral properties will be reduced.

We have relied on recent private placement financings in order to fund development of the Nolan Gold Project and our exploration activities. We will continue to require additional financing to complete our plan of operations for mining and development work at the Nolan Gold Project, to achieve gold production and to carry out our exploration programs on our other mineral properties. While our financing requirements may be reduced if gold production is achieved, any impairment in our ability to raise additional funds through financings would reduce the available funds for the development and mining of the Nolan Gold Project and for additional exploration activities, with the result that our plan of operations may be adversely affected and potential revenues reduced or delayed.

As we have a working capital deficit and we have not reported revenues in our last two fiscal years there is no assurance that we will be able to achieve the financing necessary to enable us to proceed with our exploration, development and mining activities.

We had a working capital deficiency of $926,349 as of February 29, 2004. We did not report revenues in our last two fiscal years ended November 30, 2003 or 2002. Our plan of operations calls for substantial expenditures of $2,400,000 to be incurred by us over the next twelve months in order to continue mining and development activities at the Nolan Gold Project and to pursue exploration activities on our mineral properties. While we will apply proceeds from gold sales to cover these expenditures, we anticipate that proceeds from gold sales over the next twelve months will not exceed our projected expenditures during this period with the result that we will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration, development and mining activities and our financial condition, business prospects and results of operations will be materially adversely affected.

If we are unable to achieve predicted gold recoveries from our Nolan Gold Project, then our financial condition and our revenues will be adversely affected.

We are currently undertaking the development and the mining of the Nolan Gold Project. We proceeded with the underground mining of the Nolan Deep Channel and surface mining of the Mary’s and Wooll Benches as a result of geological exploration which predicted a certain recovery rate of gold per volume of ore recovered. Any sales of gold that we realize from up coming mining activity on the Nolan Gold Project will be less than anticipated if the mined material that we mine does not contain the concentration of gold predicted by geological exploration. If sales of gold are less than anticipated, then our ability to continue operations of the Nolan Gold Project, to continue further exploration activities on our other mineral properties and our ability to raise financing for further development will be adversely impacted.

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

Our estimates of reserves are subject to uncertainty.

Estimates of reserves, including the estimates in our Annual Report on Form 10-KSB for the year ended November 30, 2003, are subject to considerable uncertainty. Such estimates are arrived at using standard acceptable geological techniques, and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Engineers use feasibility studies to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that our reported proven and probable reserves reflect actual quantities of gold that can be economically processed and mined by us.

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

Our financial statements included with our Annual Report on Form 10-KSB for the year ended November 30, 2003 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended November 30, 2003. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

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

Item 2 Changes in Securities and Use of Proceeds.

We completed the following unregistered sales of securities during the three months ended February 29, 2004:

1.
On December 1, 2003, we issued 1,119,342 shares to the holders of our replacement debentures, at the average market price of $0.11 per share. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act.

2.
On January 9, 2004, we completed a private placement with one investor of 4,000,000 units at a price of $0.075 per unit for total proceeds of $300,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at the price of $0.125 per share until January 9, 2005. A commission of $30,000 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

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

4.
On January 13, 2004, we completed a private placement with one investor of 2,666,667 units at a price of $0.075 per unit for total proceeds of $200,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at the price of $0.125 per share, until January 13, 2005. A commission of $20,000 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

5.	On January 13, 2004, we completed a private placement with one investor of 3,333,333 units at a price of $0.075 per unit for total proceeds of $250,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at the price of $0.125 per share until January 13, 2005. A commission of $25,000 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

6.	On February 24, 2004, we completed a private placement with one investor of 2,666,666 units at a price of $0.075 per unit for total proceeds of $200,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at the price of $0.15 per share until February 25, 2007. A commission of $20,000 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Item 3 Default Upon Senior Securities

We are currently in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $67,627. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures

Item 4 Submission of Matters to a Vote of Security Holders

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during our fiscal quarter ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: April 14, 2004

/s/ G.L. Anselmo
Garry L. Anselmo
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)