Form 10QSB
period 2004-05-31
SILVERADO GOLD MINES LTD
filed 2004-07-15
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

   ☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2004

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to__________

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 197,867,523 Shares of no par value Common Stock outstanding as of July 7, 2004.

SILVERADO GOLD MINES LTD.
Consolidated Balance Sheets
(Expressed in United States Dollars)

	May 31,	November 30,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$354,485	$397,290
Gold inventory	190,982	100,519
Accounts receivable	11,196	23,093
	556,663	520,902

Exploration and development advances	152,370	118,889
Mineral properties	7,582,330	6,690,362
Buildings, plant and equipment	2,697,237	2,926,663

	$10,988,600	$10,256,816

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	629,023	594,840
Loans payable secured by gold inventory	7,873	7,873
Mineral claims payable	240,000	240,000
Debentures, current portion (note 6 (a))	213,707	193,303
Current portion of capital lease obligation (note 7)	504,124	594,085
	1,594,727	1,630,101

Debentures (note 6 (a))	-	194,142
Capital lease obligations (note 7)	489,232	641,492
	2,083,959	2,465,735

Stockholders' equity:
Common stock:
Authorized: 200,000,000 common shares
Issued and outstanding:
May 31, 2004 – 185,148,838	66,199,556
November 30, 2003 – 146,027,352	-	63,568,652
Additional paid-in capital	464,314	464,314
Shares to be issued	245,000	115,000
Deferred compensation	(15,822)	(77,712)
Accumulated deficit	(57,988,407)	(56,279,173)
	8,904,641	7,791,081

	$10,988,600	$10,256,816

Continuing operations (note 2)
Subsequent events (note 8)
See accompanying notes to unaudited consolidated financial statements.

SILVERADO GOLD MINES LTD.
Consolidated Statements of Operations
(Expressed in United States Dollars)

	Six months	Six months
	ended	ended
	May 31, 2004	May 31, 2003
	(unaudited)	(unaudited)

Expenses:

Accounting and audit	$34,230	$13,976
Advertising and promotion	127,395	272,111
Consulting fees	498,725	911,014
Depreciation	131,958	129,224
General exploration	171,394	70,217
Interest on debentures	8,444	36,169
Legal	40,255	41,557
Loss (gain) on foreign exchange	48,113	(63,988)
Management services from related party	324,375	150,410
Office expenses	232,203	439,271
Other interest and bank charges	36,527	2,201
Reporting and investor relations	7,843	5,562
Research	27,000	107,327
Transfer agent fees and mailing expenses	22,811	11,327
	1,711,273	2,126,377

Interest and other income	2,039	4,185

Loss and comprehensive loss for the period	$(1,709,234)	$(2,122,192)

Loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average number of
common shares outstanding	170,655,392	107,277,673

SILVERADO GOLD MINES LTD.
Consolidated Statements of Operations
(Expressed in United States Dollars)

	Three months	Three months
	ended	ended
	May 31, 2004	May 31, 2003
	(unaudited)	(unaudited)

Expenses:

Accounting and audit	$23,984	$9,347
Advertising and promotion	66,980	54,220
Consulting fees	127,496	283,841
Depreciation	58,613	68,700
General exploration	63,601	70,217
Interest on debentures	3,677	12,390
Legal	23,922	15,406
Loss (gain) on foreign exchange	27,107	(50,827)
Management services from related party	150,116	87,227
Office expenses	114,021	185,821
Other interest and bank charges	20,784	1,221
Reporting and investor relations	6,347	3,528
Research	27,000	48,173
Transfer agent fees and mailing expenses	15,994	5,992
	729,642	795,297

Interest and other income	1,309	236

Loss and comprehensive loss for the period	$(728,333)	$(795,021)

Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of
common shares outstanding	178,121,438	109,954,673

SILVERADO GOLD MINES LTD.
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

	Six months	Six months
	ended	ended
	May 31, 2004	May 31, 2003
	(unaudited)	(unaudited)

Cash provided by (used in):

Operating activities:
Loss for the period	$(1,709,234)	$(2,122,192)
Adjustments to reconcile loss to net cash used by operating
activities
Depreciation, an item not involving cash	131,958	129,224
Stock issued for services	353,530	833,679
Interest accrued	16,276	-
Changes in non-cash operating working capital:
Accounts receivable	11,897	(1,255)
Increase in inventory	(90,463)	-
Accounts payable and accrued liabilities	34,183	(77,962)
Decrease in mineral claims payable	-	(140,000)
	(1,251,853)	(1,378,506)
Financing activities:
Shares issued for cash	2,278,333	4,201,750
Decrease in loans payable	-	(27,856)
Repayment of debenture liability	-	(21,697)
Repayment of capital lease obligation	(142,221)	-
	2,136,112	4,152,197
Investing activities:
Advances for exploration and development	(33,481)	157,354
Mineral claims and options expenditures, net of recoveries	(891,968)	(2,853,675)
Purchase of equipment	(1,615)	(441,995)
	(927,064)	(3,138,316)

Net decrease in cash	(42,805)	(364,625)

Cash, beginning of period	397,290	905,000

Cash, end of the period	$354,485	$540,375

Supplementary disclosure with respect to cash flow
(note 5)

5

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2004 and May 31, 2003

1.	Basis of presentation:

The unaudited consolidated balance sheets, the unaudited consolidated statements of operations and cash flows include the accounts of us and our wholly-owned subsidiary company. These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. These financial statements comply, in all material respects, with generally accepted accounting principles in Canada.

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States or Canadian generally accepted accounting principles. In our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2004, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the six-month periods ended May 31, 2004, and May 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended November 30, 2003.

2.	Continuing operations:

At May 31, 2004, we had a working capital deficiency of $1,038,064, up from a working capital deficiency of $1,109,199 at November 30, 2003, primarily as a result of decreased funding from issuances of common stock and an increase of our debt.

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
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2004 and May 31, 2003

2.

Continuing operations (continued):

We plan to continue to raise capital through private placements and warrant issues. We are exploring other business opportunities including the development of Low-Rank Coal-Water Fuel as a replacement fuel for oil fired industrial boilers and utility generators.

3.

Related party transactions:

We have had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group"), all of which are controlled by a director of ours.

The Tri-Con Mining Group are operations, exploration, and development contractors, and have been employed by us under contract since 1972 to carry out all of our fieldwork and to provide administrative and management services. Under our current contract dated January, 1997 work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. There is no mark up on capital purchases. Services of the directors of the Tri-Con Mining Group are charged at a rate of CAD $75 per hour. Services of the directors of the Tri-Con Mining Group who are also directors of ours are not charged. At May 31, 2004, we had prepaid $152,370 to the Tri-Con Mining Group for exploration, development and administration services to be performed during the current fiscal year on behalf of us. The Tri-Con Mining Group's services for the current fiscal year are focusing mainly on the our Low-Rank Coal-Water Fuel program as well as corporate planning and preparation for year round production on our Nolan property, and administration services at both our field and corporate offices.

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on our projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

	May 31,	May 31,
	2004	2003

Exploration and development services	$878,886	$2,097,917
Administrative and management services	328,282	128,060
Research	27,000	107,327
	$1,234,168	$2,333,304

Amount of total charges in excess of Tri-Con costs incurred	$186,520	$547,583

Excess amount charged as a percentage of actual costs
incurred	15.1%	23.5%

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2004 and May 31, 2003

4.	Loss per share:

Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.

5.	Supplementary cash flow information:

Supplemental non-cash investing and financing activities:

	May 31,	May 31,
	2004	2003

Sale (Purchase) of fixed assets under capital lease	$100,000	$(145,170)
Issuance of shares for:
Debentures	173,738	688,679
Interest on debentures	5,381	42,468
Consulting services	291,640	146,083
Capital lease obligation	(100,000)	145,170

6.	Debentures:

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. We issued replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001.

(a)
The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If we fail to make any payment of principal or interest, we must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On April 8, 2004, we issued 559,915 shares at the average market price of $0.10 to the holders of the replacement debenture to satisfy the quarterly payments due February 29, 2004. The value of the transaction consists of $54,493 of principal and $1,498 of interest. As at May 31, 2004, the total balance of $20,404 owing on the replacement debenture is classified as a current liability. Remaining debentures of $140,000, plus accrued interest of $70,835 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

(b)
In February 1999 we issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and was due February 28, 2003. However, subsequent to February 29, 2003, we began re-payment of the $75,000 debenture and the balance as at May 31, 2004 is $37,500.

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2004 and May 31, 2003

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

On January 28, 2004, the agreements for the above two leases were modified into one agreement. The modified agreement required us to make a one-time payment of $50,000 on acceptance of the agreement and a fixed amount per month specified in the agreement in the following six months. At the same time of accepting the revised agreement, we returned three pieces of equipment under the original capital lease agreement to the lessor as a credit towards the lease liability.

As at May 31, 2004, the total principal amount outstanding under the lease purchase agreements was $993,356. The lease payment schedule below is calculated on this amount using an interest rate of 7.5% per annum as is implied in the lease agreement. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment.

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive life, which is estimated to be 10 years. Amortization on assets under capital leases charged to expense in the six months ended May 31, 2004 was $87,316.

SILVERADO GOLD MINES LTD.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2004 and May 31, 2003

A minimum future lease payment under capital leases as of May 31, 2004 for each of the next three years and in the aggregate is:

Amount

November 30, 2004	$269,253
November 30, 2005	586,206
November 30, 2006	213,610

Total minimum lease payments	1,069,069
Less: Amount representing interest	75,713
993,356
Less: Current portion	504,124

$489,232

8.	Subsequent events:

	(a)	Issued an aggregate of 248,685 shares at a price of $0.067 per share in lieu of payment of convertible debentures.

	(b)	Issued a total of 50,000 shares to a consultant for a portion of their services under the terms of the service agreements at a value of $0.12.

	(c)	Issued a total of 50,000 shares to a consultant for a portion of their services under the terms of the service agreements at a value of $0.12.

	(d)	Issued a total of 160,000 shares to consultants for a portion of their services under the terms of the service agreements at a value of $0.08.

	(e)	Issued a total of 100,000 shares to a consultant for a portion of their services under the terms of the service agreements at a value of $0.08.

	(f)	Issued a total of 160,000 shares to consultants for a portion of their services under the terms of the service agreements at a value of $0.09.

(g)
Issued an aggregate of 8,000,000 units at a price of $0.05 per unit for a private placement with one investor. Each unit is comprised of one common share and one Series A purchase warrant and one Series B purchase warrant. One Series A warrant entitles the subscriber to purchase one additional common share at a price of $0.065 and one Series B warrant entitles the subscriber to purchase one additional common share at a price of $0.075 up to June 9, 2006.

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

OVERVIEW

We are engaged in the acquisition, exploration and development of mineral properties in the State of Alaska. Currently, we are actively engaged in development, mining and exploration activities at our Nolan Gold Project. Our plan of operations for the next twelve months is to continue development, mining and exploration activities at the Nolan Gold Project. We are also seeking financing to enable us to construct a demonstration facility with the objective of establishing the viability of the production of low-rank coal-water fuel as a replacement for oil fired boilers and electrical utility generators.

We hold interests in four groups of mineral properties in Alaska, namely:

1.	our Nolan Gold Project;

2.	our Ester Dome Gold properties;

3.	our Hammond properties; and

4.	our Eagle Creek properties.

PLAN OF OPERATIONS

Our plan of operation for our mineral properties is discussed below:

The Nolan Gold Project

Our plan of operation is to continue exploration, development and mining programs at the Nolan Gold Project. Our exploration activities are directed at the definition of placer gold targets and location of the lode source of the Nolan placer gold deposits. Gold placer exploration and development is presently ongoing to evaluate the gold bearing gravel deposits on the Nolan property which include extensive areas of ancient elevated bench gravels and deep channel gold bearing gravels. Placer gold is gold that has been separated from its host rock and is often re-concentrated in beds of old streams and rivers. Placer gold will occur in both nugget form and in fine gold form. Our exploration for lode gold is being focused on the Solomon Shear Trend. Lode gold is gold in place in the host rock. Our successful definition of a significant gold deposit in any of these areas could lead to us developing and mining those areas, subject to our achieving the necessary financing.

Our recent development and mining activities have been carried out as part of a three year mining plan for the Nolan Gold Project. We have presently suspended our development and mining activities on the Nolan Deep Channel that are being carried out as part of the three year mining plan for the Nolan Gold Project. We anticipate proceeding with development and mining of the elevated benches above Nolan Creek, rather than continuing with the development and mining of the Nolan Deep Channel, as the elevated benches are less prone to the severe water problems that we encountered at the Nolan Deep Channel in winter 2002/2003. We believe that further development drilling on the Nolan Deep Channel is warranted prior to re-commencing development and mining activities at the Nolan Deep Channel in order to better delineate areas targeted for development and mining while minimizing inflow water problems.

We plan to spend approximately $2,400,000 in the next twelve months in carrying out our development, mining and exploration plans for the Nolan Gold Project. While this amount of expenditures may be off-set by any revenues we achieve from gold production, we anticipate that we will require substantial financing in order to proceed with our plan of operations. We will require additional financing to enable us to proceed with mining and development plans for the next 6 months. See the discussion of our cash resources and working capital under Liquidity and Financial Condition below and in the section entitled Risk Factors.

Planned Mining Operations

During the first half of 2004, we drilled and targeted the Mary's Bench East and the Swede Channel areas of the Nolan Gold Project with the objective of determining our mining plan for the 2004 summer and winter season. Based on our geological review of the results of our drilling program, we have determined to mine the gravel bench known as the Mary's Bench East that is located approximately 200 to 300 feet in elevation above the confluence of Nolan Creek and Archibald Creek. The results of our drilling program showed a possible buried channel, which we believe may be an upstream portion of the previously mined Swede Channel. Our mining plan will include the mining of Mary's Bench East by underground mining methods. Any gravel that is mined as part of our mining plan will be processed for gold recovery during the Spring and Summer of 2005.

Our plan of operations at the Nolan Gold Project will be continually evaluated and modified as mining, development and exploration results become available. Modifications to our plan will be based on many factors, including: assessment of data, weather conditions, mining costs, the price of gold and available capital. Further, the extent of the mining plan that we undertake will be dependent upon the amount of financing available to us to carry out our mining plans.

Our 2003/2004 drilling on the Treasure Chest area intersected some gold-bearing material, but not yet in sufficient quantity to be of economic interest. We believe that further drilling is warranted.

Exploration Program Planned for Nolan during 2004

Preliminary drilling for lode gold deposits on the Solomon's Shear Trend at locations 4,000 feet apart in 1994 and in December, 2003, showed the presence of gold bearing structures. We are conducting surface surveys, including geophysics, geochemistry and geological mapping to identify further drill targets related to searching for the lode source(s) of the placer gold on the Nolan Project. The objective of this geological exploration program is to further define lode gold deposits in order to provide a basis for the assessment of the feasibility of future additional mining at the Nolan Gold Project.

We plan to conduct further exploration of the Nolan Placer, Nolan Lode, Smith Creek Placer, and Slisco Bench Placer properties that comprise the Nolan Gold project. Our planned geological exploration program is described in detail in Item 1. - Description of Business of our Annual Report on Form 10-KSB for the year ended November 30, 2003.

We plan to spend approximately $600,000 on exploration activities during the next twelve months. This amount will fluctuate depending on the actual amount of funds that we have available for exploration. The exploration work to be completed will be subject to intermittent interruptions caused by inclement or intense cold weather.

Low-Rank Coal-Water Fuel Project

We anticipate spending approximately $300,000 during the current fiscal year on our work with the United States Government in connection with establishment of the demonstration facility at the Grant Mill.

Based on news from the Department of Energy (DOE) we decided not to submit a proposal to the DOE's second solicitation under the Clean Coal Initiative this September, 2004. We had hoped that the second round, CCP12 solicitation would broaden the scope of the demonstration objectives. This did not occur and in fact the primary project objectives had an even narrower focus, "For this CCPI Round 2 Announcement, DOE's priorities are technology advancements for gasification-based electricity production, advanced mercury control, and sequestration and sequestration-readiness." While LRCWF would enable low-rank coals to be used in Texaco's slurry fed gasifiers, its use would not impact emissions or CO2 sequestration. Furthermore, in comparing the changes in the solicitation objectives between CCPI1 and 2, there can be little doubt that the second is geared exclusively to new or existing utilities.

We are continuing work to gain funding through the US Government and through private sources. Should we succeed in one or more of these endeavors, details will be released at such time as funding is concluded.

RESULTS OF OPERATIONS

Six months ended May 31, 2004 compared to the six months ended May 31, 2003.

Revenues

We did not earn revenues during the six months ended May 31, 2004 or May 31, 2003 as we did not reach commercial production of gold from the Nolan Gold Project during either of these periods. We did not achieve any gold sales during the six months ended May 31, 2004.

We presently do not plan to re-commence extraction activities in summer 2004. We plan to process any material that we mine for gold recovery from operations during the current year, including material mined from the Mary's Bench East placer gold deposit, in the summer of 2005 when available melt water will allow the processing of ore to separate gold. Accordingly, recoveries from gold that we mine during the remaining part of the current year and through the winter of 2004/5 are not anticipated to be realized until the third quarter of 2005. Under our accounting policies, any gold sales that may be realized will be treated as sales received incidental to developmental activities on the Nolan Gold Project until such time as we have reached commercial levels of gold production from the Nolan Gold Project. We cannot provide investors with any assurance as to sales of gold during fiscal 2005 due to the uncertainties of gold mining. See Risk Factors.

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

Operating Costs

We did not incur any operating costs during the six months ended May 31, 2004 or May 31, 2003 due to the fact that we did not achieve commercial production from mining activities during either period.

We incurred development costs in the amount of $891,968, net of recoveries from gold sales, on the Nolan Gold Project during the six months ended May 31, 2004 compared to $2,853,675 during the six months ended May 31, 2003. These development costs were incurred in connection with our development and mining activities at the Nolan Gold Project. Development costs were capitalized in accordance with our policy to capitalize development expenses prior to production. Development expenses at the Nolan Gold Project will be expensed as operating costs once production at the Nolan Gold Project commences.

Expenses

Our expenses decreased to $1,711,273 for the six months ended May 31, 2004 compared to $2,126,377 for the six months ended May 31, 2003, representing a decrease of $415,104 or 20%. Our expenses decreased to $729,642 for the three months ended May 31, 2004 compared to $795,297 for the three months ended May 31, 2003, representing a decrease of $65,655 or 8.3% . The decreases in expenses were primarily attributable to reductions in consulting fees, advertising and promotion, research and office expenses during the six months ended May 31, 2004. Decreases on these expenditures were in-part off-set by increases in general exploration, transfer agent fees and management services from related party.

Management services attributable to the activities of the Tri-Con Group increased to $324,375 for the six months ended May 31, 2004 compared to $150,410 for the six months ended May 31, 2003. Management services attributable to the activities of the Tri-Con Group increased to $150,116 for the three months ended May 31, 2004 compared to $87,227 for the three months ended May 31, 2003. The increases were attributable to increased exploration activities during the first six months of our current fiscal year.

Our increased exploration activity on our mineral properties caused our general exploration expenses to increase to $171,394 for the six months ended May 31, 2004 compared to $70,217 for the six months ended May 31, 2003. Our general exploration expenses decreased slightly to $63,601 for the three months ended May 31, 2004 compared to $70,217 for the three months ended May 31, 2003. The increase in exploration expenses during the first half of our current fiscal year was attributable to increased exploration activities at the Nolan Gold Project compared to 2003 when activities were directed to mining of the Nolan Deep Channel. These exploration activities included drilling and exploration activities on the Nolan Deep Channel, Mary's Bench, and Treasure Chest areas. We anticipate that these expenses will continue as we proceed with our planned drilling and exploration activities on the Nolan Gold properties.

Research activities attributable to the low-rank coal-water fuel technology decreased to $27,000 for the six months ended May 31, 2004 compared to $107,327 for the six months ended May 31, 2003. These expenses decreased to $27,000 for the three months ended May 31, 2004 from $48,173 for the three months ended May 31, 2003. Our research activities are primarily in connection with the submission of our application for a grant to the Department of Energy and include the compensation of Dr. Warrack Willson. We anticipate that these expenses will not increase during the current fiscal year based on our decision not to re-submit our application for the second round of financing. We do not expect significant research expenses as we plan to continue our focus on development, mining and exploration at the Nolan Gold Project.

Office expenses decreased to $232,203 for the six months ended May 31, 2004 compared to $439,271 for the six months ended May 31, 2003, representing a decrease of $207,068 or 47%. Office expenses decreased to $114,021 for the three months ended May 31, 2004 compared to $185,821 for the three months ended May 31, 2003, representing a decrease of $71,800 or 39%. These decreases reflect a decrease in our general operations and activity in our offices in Fairbanks, Alaska due to the fact that we were not carrying out mining activities during the first half of our current fiscal year.

Consulting fees decreased to $498,725 for the six months ended May 31, 2004 compared to $911,014 for the six months ended May 31, 2003, representing a decrease of $412,289 or 45%. Consulting fees decreased to $127,496 for the three months ended May 31, 2004 compared to $283,841 for the three months ended May 31, 2003, representing a decrease of $156,345 or 55%. The decreases were attributable to less stock based compensation paid to our consultants compared to last year. Compensation was recorded based on the quoted market price of our shares as of the date of issue.

Loss

Our loss decreased to $1,709,234 for the six months ended May 31, 2004 compared to $2,122,192 for the six months ended May 31, 2003 representing a decrease of $412,958 or 19%. Our loss decreased to $728,333 for the three months ended May 31, 2004 compared to $795,021 for the three months ended May 31, 2003 representing a decrease of $66,688 or 8.4% . These decreases in our losses were primarily attributable to the decreases in our other expenses, as discussed above. We anticipate that we will continue to incur a loss until such time as we can achieve significant revenues from sales of gold processed from the Nolan Gold Project.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had cash and cash equivalents of $354,485 as of May 31, 2004, compared to cash of $397,290 as of November 30, 2003. We had a working capital deficiency of $1,038,064 as of May 31, 2004, compared to a working capital deficiency of $1,109,199 as of November 30, 2003. The increase in our working capital deficiency was primarily the result of decreased debt during the six months ended May 31, 2004.

We will require additional financing during the current fiscal year due to our current working capital deficiency, our plan of operations for the Nolan Gold Project, our planned exploration activities and our plan to re-submit a grant application to the Department of Energy. We require additional financing in order to enable us to proceed with our plan of operations for the next six months based on our current cash reserves. If we are unable to obtain the additional financing that we require in order to pursue our plan of operations, then we will scale back our mining and exploration activities according to the amount of financing available to us. While financing requirements will be off-set by revenues generated from gold sales, these gold sales are not anticipated to cover all financing requirements. In addition, recoveries from any gold sales from newly mined gold will not be realized under the third quarter of our 2005 fiscal year, at the earliest, and will be subject to the quantity of gold recovered.

Cash Used in Operating Activities

Cash used in operating activities increased to $1,251,853 for the six months ended May 31, 2004, compared to $1,378,506 for the six months ended May 31, 2003. We funded the cash used in operating activities primarily through equity sales of our common shares.

Financing Activities

Cash provided by financing activities decreased to $2,136,112 for the six months ended May 31, 2004, compared to $4,152,197 for the six months ended May 31, 2003. All cash provided by financing activities was provided by share issuances. Cash provided by financing activities was used to fund our operating and investing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of our common shares as of the date of the financing.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

Investing Activities

We used $927,064 in investing activities during the six months ended May 31, 2004 compared to $3,138,316 during the six months ended May 31, 2003, representing a decrease of $2,211,252. The decrease was due to our scaling back mining operations at the Nolan Gold Project.

We incurred development costs in the amount of $891,968 on the Nolan Gold Project during the six months ended May 31, 2004 compared to $2,853,675 during the six months ended May 31, 2003, each net of recoveries. These amounts were capitalized and are included in our consolidated statements of cash flows as investing activities.

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

On January 28, 2004 the agreements for the above two leases were modified into one agreement. The modified agreement required us to make a one-time payment of $50,000 on acceptance of the agreement and a fixed amount per month specified in the agreement in the following six months. At the same time of accepting the revised agreement, we returned three pieces of equipment under the original capital lease agreement to the lessor as a credit towards the lease liability.

As at May 31, 2004, the total amount outstanding under the revised lease purchase agreements was $1,069,069, including interest of $75,713. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment. We are required to complete future lease payments of $269,253 during the 2004 fiscal year, $586,206 during the 2005 fiscal year and $213,610 during the 2006 fiscal year.

Tri-Con Group

We had pre-paid $152,370 to the Tri-Con Group as of May 31, 2004 in connection with planned development activities to be carried out on the Nolan Gold Project during fiscal 2004. These activities will be carried out by the Tri-Con Group on behalf of us in accordance with our operating agreements with the Tri-Con Group. See Item –12 Certain Relationships and Related Transactions of our Annual Report on Form 10-KSB for further disclosure regarding our operating agreements with the Tri-Con Group.

Debt Re-Structuring

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. We approved the issuance of replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount of the original debentures, plus all accrued interest on the original debentures to March 1, 2001. The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If we fail to make any payment of principal or interest, we must issue shares equivalent in value to the unpaid amounts at 20% below the average market price for the 30 day period prior to the payment being made. We did not make any cash payments of principal or interest during the six months ended May 31, 2004. In December 2003, we issued 1,119,342 shares at the average price of $0.11 per share to the debenture holders to satisfy the quarterly payments due November 30, 2003. The value of the transaction consists of $119,245 of principal and $3,883 of interest. In April 2004, we issued 559,915 shares at the average market price of $0.10 to the holders of the replacement debenture to satisfy the quarterly payments due February 29, 2004. The value of the transaction for which the shares were issued consists of $54,493 of principal and $1,498 of interest. We issued 248,685 shares at the average market price of $0.067 to the holders of replacement debentures to satisfy the quarterly payments due May 31, 2004. The value of the transaction for which the shares were issued consists of $16,254 of principal and $408 of interest accrued to May 31, 2004.

As at May 31, 2004, $1,860,000 plus $524,892 of accrued interest has been exchanged for replacement debentures. The amount of the replacement debentures outstanding as of May 31, 2004 was $20,404, all of which is classified as current. Remaining original convertible debentures of $140,000 plus accrued interest of $70,835 are in default and are recorded as current liabilities. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

Low-Rank Coal-Water Fuel Business

In order to proceed with establishing the commercial viability of our low-rank coal-water fuel business, we are currently working with the U.S. Government to achieve the full $20,000,000 funding for this project. We are also working with private interests to achieve the same end. There is no assurance that we will be awarded any grant or that it will be able to complete any additional sales of our equity securities or arrange for debt or other financing to fund this component of our plan of operations.

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

RISK FACTORS

We face risks in completing our exploration and development plans and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in this Quarterly Report on Form 10-QSB and in other filings with the Securities and Exchange Commission. If any of these risks occur, our business, our ability to achieve revenues, our ability to produce gold, our operating results and our financial condition could be seriously harmed.

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

We had a working capital deficiency of $1,038,064 as of May 31, 2004. We did not report revenues in our last two fiscal years ended November 30, 2003 or 2002. Our plan of operations calls for substantial expenditures of $2,400,000 to be incurred by us over the next twelve months in order to continue mining and development activities at the Nolan Gold Project and to pursue exploration activities on our mineral properties. While we will apply proceeds from gold sales to cover these expenditures, we anticipate that proceeds from gold sales over the next twelve months will not exceed our projected expenditures during this period with the result that we will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration, development and mining activities and our financial condition, business prospects and results of operations will be materially adversely affected.

If we are unable to achieve predicted gold recoveries from our Nolan Gold Project, then our financial condition and our operating results may be adversely affected.

We are currently undertaking the exploration of the lode and drilling of the Placer on the Mary's Bench East and Treasure Chest area in the elevated channels of the Nolan Gold Project. We are currently planning to begin mining Mary's Bench East this fall and expanding on the Swede portion of this area through the winter. Our mining activities will be carried out based on the results of geological exploration we have conducted which has predicted a recovery rate of gold per volume of material mineral. There is no assurance that actual recoveries of gold from material mined will equal the volume of gold predicted as a result of our geological exploration. If gold recoveries are less than projected, then our gold sales will be less than anticipated and may not equal or exceed the cost of mining and recovery in which case our operating results and financial conditions will be adversely affected.

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

The price of gold is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of gold to decrease include the following:

(a)	Sales or leasing of gold by governments and central banks;

(b)	A low rate of inflation and a strong US dollar;

(c)	Speculative trading;

(d)	Decreased demand for gold's industrial, jewelry and investment uses;

(e)	High supply of gold from production, disinvestment, scrap and hedging;

(f)	Sales by gold producers and foreign transactions and other hedging transactions;

(g)	Devaluing local currencies (relative to gold price in US dollars) leading to lower production costs and higher production in certain major gold producing regions.

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

Our business venture into the low-rank coal-water fuel technology business is at a very early stage and is subject to a high risk of failure. The low rank coal water fuel technology has not been proven by us to be a commercially viable fuel alternative. In order to establish commercial viability, we will have to undertake the construction and operation of the contemplated demonstration facility. The construction and three year operation of the demonstration facility would cost approximately $20 million. There is no assurance that we will be able to obtain the financing to proceed with the construction of this facility, either from the United States Government or from private investors. Even if the demonstration facility were constructed and operational, there is no assurance that the commercial viability of this process would be established or that we would be able to expand the facility into a commercially viable operation or to generate revenues from this technology.

ITEM 3.   CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended May 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Item 2     Changes in Securities and Use of Proceeds.

We completed the following unregistered sales of securities during the three months ended May 31, 2004:

1.
On April 4, 2004, the warrant exercise price of 3,333,333 share purchase warrants issued in connection with our December 19, 2003 private placement of 3,333,333 units at a price of $0.075 per unit was amended to increase one half (1/2) of the original warrants by a factor of 1.5 yielding 2,500,000 new warrants and reduce the exercise price of the new warrants from $0.125 per share to $0.05 per share. The remaining 1,666,667 were reissued at the original price of $0.125. On April 12, 2004, 1,666,667 share purchase warrants were amended to reduce the share price from $0.125 to $0.05. On April 12, 2004, 4,166,667 share purchase warrants were exercised at the price of $0.05 per share and we issued 4,166,667 shares for total proceeds of $208,333. A commission of $20,833 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that each purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

2.
On April 8, 2004, we issued 559,915 shares to the holders of our replacement debentures, at the average market price of $0.10 per share, to satisfy the quarterly payments of principal and interest. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act.

3.
On April 19, 2004, we completed a private placement with one investor of 5,000,000 units at a price of $0.05 per unit for total proceeds of $250,000. Each unit consisted of one common share and one common share purchase warrant. Each common share purchase warrant entitles the warrant holder to purchase one common share at the price of $0.075 per share until April 19, 2006. A commission of $25,000 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

4.
On April 21, 2004, we issued 750,000 common shares to CEOcast, Inc. pursuant to a consultant agreement between us and CEOcast, Inc. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

5.
On May 10, 2004, we completed a private placement with one investor of 1,400,000 units at a price of $0.05 per unit for total proceeds of $70,000. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitled the warrant holder to purchase one common share at a price of $0.075 until May 10, 2006. No commissions or fees were paid in connection with the offering. The sales were completed pursuant to Rule 506 of Regulation D of the Act on the basis that the investor is an "accredited investor", as defined under Rule 501 of Regulation D of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

6.
On May 13, 2004, we issued an aggregate of 600,000 shares to eleven investors in consideration of the delay in our filing a registration statement with the Securities and Exchange Commission. The investors were investors who purchased an aggregate of 11,750,000 units at a price of $0.10 per unit for total proceeds of $1,175,000 in August and September of 2003 pursuant to Rule 506 of Regulation D of the Act. We entered into warrant exercise agreements with each of the investors in December 2003 whereby we agreed to file a registration statement with the Securities and Exchange Commission whereby we agreed to register the resale by the investors of shares acquired by the investors and shares issuable upon exercise of share purchase warrants issued by us to the investors. We entered into delay agreements with each of the investors whereby we issued the investors an aggregate of 600,000 common shares in consideration of the delay in filing the registration statement. We further agreed to include the resale by the investors of the 600,000 shares on the registration statement that we filed with the Securities and Exchange Commission on May 19, 2004. Each investor is an accredited investor as defined by Rule 501 of Regulation D. The shares were issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "Act").

7.
On May 27, 2004, we completed a private placement, with one investor of 2,000,000 units at a price of $0.05 per unit for total proceeds of $100,000. Each Unit will be comprised of one common share of the Company (each a "Share"); one Series A share purchase warrant ("A Warrant") and one Series B share purchase warrant ("B Warrant"). One A Warrant will entitle the subscriber to purchase one additional common share of the Company at an exercise price of $0.065 US per share at any time up to and including May 27, 2006. One B Warrant will entitle the subscriber to purchase one additional common share of the Company at an exercise price of $0.075 US per share at any time up to and including May 27, 2006. A commission of $20,000 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

8.
On June 9, 2004, we completed a private placement, with one investor of 8,000,000 units at a price of $0.05 per unit for total proceeds of $400,000. Each Unit will be comprised of one common share of the Company (each a "Share"); one Series A share purchase warrant ("A Warrant") and one Series B share purchase warrant ("B Warrant"). One A Warrant will entitle the subscriber to purchase one additional common share of the Company at an exercise price of $0.065 US per share at any time up to and including June 9, 2006. One B Warrant will entitle the subscriber to purchase one additional common share of the Company at an exercise price of $0.075 US per share at any time up to and including May 27, 2006. A commission of $40,000 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

9.
On June 17, 2004, we issued 248,685 shares to the holders of our replacement debentures, at the average market price of $0.067 per share. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act.

Item 3     Default Upon Senior Securities

We are currently in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $70,835. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

Item 4     Submission of Matters to a Vote of Security Holders

The Company held its 2004 Annual General Meeting of its shareholders on May 17, 2004. Shareholders reelected Mr. Garry L. Anselmo, Mr. James F. Dixon and Mr. Stuart C. McCulloch to the board of directors. Shareholders approved, by a special resolution, an amendment to the Company's authorized capital to eliminate the maximum number of shares the Company is authorized to issue and an amendment to the Articles of the Company as a "housekeeping" measure to remove confusing and inaccurate wording in the present Article 7. The amendment to the Company's authorized capital was effective as of May 31, 2004 upon the filing of an amendment to the Company's Articles with the British Columbia Registrar of Companies. Shareholders also approved the appointment of Morgan & Company, Chartered Accountants as Silverado's independent auditors and authorized the directors to fix the remuneration to be paid to the auditors.

The matters were approved by our shareholders as follows:

DESCRIPTION OF MATTER	VOTES FOR	VOTES AGAINST	WITHHELD/ABSTENTIONS

Election of Directors:	117,587,470	0	2,222,648

Increase to Authorized Capital	118,696,531	699,833	415,862

Amendment to Article 7	118,040,081	914,623	857,522

Ratification of Auditor	108,127,254	0	431,196

Fix Auditor Remuneration	117,229,257	1,995,977	586,992

Item 5        Other Information

None.

Item 6        Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of the Company (1)

3.2	Amendment to Articles of the Company (2)

3.3	Altered Memorandum of the Company (3)

3.4	Amendment to Articles of the Company (8)

3.5	Notice of Articles dated April 20, 2004 (9)

3.6	Amendment to the Articles of the Company filed with the British Columbia Registrar of Companies on May 31, 2004 (10)

4.1	Share certificate representing common shares of the capital of the Company (1)

10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)

10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)

10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)

10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995 (6)

10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)

10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)

10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)

10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)

10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)

10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)

10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)

10.12	2003 Stock Option Plan (7)

10.13	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (9)

10.14	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (9)

10.15	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (9)

10.16	Consultant Agreement between the Company and Smith Conciglia Consulting, Inc. dated May 16, 2004 (9)

10.17	Form of Delay Agreement between the Company and certain of the Selling Shareholders (9)

10.18	2004 Stock Option Plan (10)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on July 15, 1997.

(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company's Schedule 14A Proxy Statement filed April 29, 2003.
(8)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on June 13, 2003.
(9)	Filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on May 19, 2004;
(10)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during our fiscal quarter ended May 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: July 14, 2004

/s/ G.L. Anselmo
Garry L. Anselmo
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)