Form 10QSB
period 2004-08-31
SILVERADO GOLD MINES LTD
filed 2004-10-20
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2004

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _____________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   ☒  Yes   ☐   No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 209,134,587 common shares, no par value outstanding as of October 18, 2004.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)

Consolidated Balance Sheets
(Expressed in United States Dollars)

	August 31,	November 30,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,099	$397,290
Gold inventory	188,969	100,519
Accounts receivable	11,737	23,093
	221,805	520,902

Exploration advances	140,354	118,889
Mineral properties	7,734,876	6,690,362
Buildings, plant and equipment	2,633,355	2,926,663

	$10,730,390	$10,256,816

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	560,058	594,840
Loans payable secured by gold inventory	7,873	7,873
Mineral claims payable	240,000	240,000
Debentures, current portion (note 6 (a))	180,802	193,303
Current portion of capital lease obligation (note 7)	432,848	594,085
	1,421,581	1,630,101

Debentures (note 6 (a))	-	194,142
Capital lease obligations (note 7)	503,780	641,492
	1,925,361	2,465,735
Stockholders' equity:
Common stock:
Authorized: 200,000,000 common shares
with no par value
Issued and outstanding:
August 31, 2004 – 198,197,523	66,803,216
November 30, 2003 – 146,027,352		63,568,652
Additional paid-in capital	464,314	464,314
Shares to be issued	135,000	115,000
Deferred compensation	(15,822)	(77,712)
Accumulated deficit	(58,581,679)	(56,279,173)
	8,805,029	7,791,081

	$10,730,390	$10,256,816

Continuing operations (note 2)
Subsequent events (note 8)
See accompanying notes to unaudited consolidated financial statements.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)

Consolidated Statements of Operations
(Expressed in United States Dollars)

	Nine months	Nine months
	ended	ended
	August 31, 2004	August 31, 2003
	(unaudited)	(unaudited)

Expenses:

Accounting and audit	$49,429	$22,075
Advertising and promotion	188,768	355,153
Consulting fees	560,382	424,206
Depreciation	198,178	197,956
General exploration	219,115	411,473
Interest on debentures	10,390	46,174
Legal	92,012	48,513
Loss (gain) on foreign exchange	1,654	(51,010)
Management services from related party	493,068	286,500
Office expenses	341,345	456,453
Other interest and bank charges	57,624	3,354
Reporting and investor relations	10,434	10,869
Research	55,386	148,465
Transfer agent fees and mailing expenses	27,395	18,163
	2,305,180	2,378,344

Interest and other income	2,674	4,192

Loss for the period	$(2,302,506)	$(2,374,152)

Loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average number of
common shares outstanding	179,573,077	110,668,396

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)

Consolidated Statements of Operations
(Expressed in United States Dollars)

	Three months	Three months
	ended	ended
	August 31, 2004	August 31, 2003
	(unaudited)	(unaudited)

Expenses:

Accounting and audit	$15,199	$8,099
Advertising and promotion	61,373	83,042
Consulting fees (recovery)	61,657	(486,808)
Depreciation	66,220	68,732
General exploration	47,721	341,257
Interest on debentures	1,946	10,005
Legal	51,757	6,956
Loss (gain) on foreign exchange	(46,459)	12,978
Management services from related party	168,693	136,090
Office expenses	109,142	17,183
Other interest and bank charges	21,097	1,153
Reporting and investor relations	2,591	5,307
Research	28,386	41,138
Transfer agent fees and mailing expenses	4,584	6,836
	593,907	251,968

Interest and other income	635	7

Loss for the period	$(593,272)	$(251,961)

Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of
common shares outstanding	196,964,585	111,434,601

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

	Nine months	Nine months
	ended	ended
	August 31, 2004	August 31, 2003
	(unaudited)	(unaudited)

Cash provided by (used in):

Operating activities:
Loss for the period	$(2,302,506)	$(2,374,153)
Adjustments to reconcile loss to net cash used by operating
activities
Depreciation, an item not involving cash	198,178	197,956
Stock issued for services	378,030	396,109
Stock issued for interest	5,789	29,425
Changes in non-cash operating working capital:
Accounts receivable	11,356	(1,246)
Gold Inventory	(88,450)	(64,810)
Accounts payable and accrued liabilities	(34,782)	(81,577)
Decrease in mineral claims payable	-	(140,000)
	(1,832,385)	(2,038,296)
Financing activities:
Shares issued for cash	2,607,643	5,486,294
Subscriptions received	135,000	-
Repayment of convertible debenture	(16,651)	-
Decrease in loans payable	-	(27,856)
Due to related party	-	26,098
Repayment of capital lease obligation	(198,949)	-
	2,527,043	5,484,536
Investing activities:
Advances for exploration	(21,465)	579,745
Mineral claims and options expenditures, net of recoveries	(1,044,514)	(4,051,096)
Purchase of equipment	(4,870)	(457,351)
	(1,070,849)	(3,928,702)

Decrease in cash	(376,191)	(482,462)

Cash, beginning of period	397,290	905,000

Cash, end of the period	$21,099	$422,538

Supplementary disclosure with respect to cash flow (note 5)

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2004 and August 31, 2003

1.	Basis of presentation:

The unaudited consolidated financial statements include the accounts of us and our wholly-owned subsidiary company. These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. These financial statements also comply, in all material respects, with generally accepted accounting principles in Canada.

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States or Canadian generally accepted accounting principles. In our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at August 31, 2004, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the nine month periods ended August 31, 2004, and August 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended November 30, 2003.

2.	Continuing operations:

At August 31, 2004, we had a working capital deficiency of $1,199,776, up from a working capital deficiency of $1,109,199 at November 30, 2003, primarily as a result of decreased funding from issuances of common stock and an increase of our debt.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and buildings, plant and equipment is dependent on our ability to obtain additional financing to fund our operations and our acquisition and exploration activities, the discovery of economically recoverable ore on our properties, and the attainment of profitable operations.

We plan to continue to raise capital through private placements and warrant issues. We are exploring other business opportunities including the development of Low-Rank Coal-Water Fuel as a replacement fuel for oil fired industrial boilers and utility generators.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2004 and August 31, 2003

3.

Related party transactions:

We have had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group"), all of which are controlled by a director of ours.

The Tri-Con Mining Group are operations and exploration contractors, and have been employed by us under contract since 1972 to carry out all of our fieldwork and to provide administrative and management services. Under our current contract dated January, 1997 work is charged at cost plus 25% for exploration and cost plus 15% for mining. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. There is no mark up on capital purchases. Services of the directors of the Tri-Con Mining Group are charged at a rate of CAD $75 per hour. Services of the directors of the Tri-Con Mining Group who are also directors of ours are not charged. At August 31, 2004, we had prepaid $140,354 to the Tri-Con Mining Group for exploration and administration services to be performed during the current fiscal year on behalf of us. The Tri-Con Mining Group's services for the current fiscal year are focusing mainly on the our Low-Rank Coal-Water Fuel program as well as corporate planning and preparation for year round production on our Nolan property, and administration services at both our field and corporate offices.

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on our projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

	August 31,	August 31,
	2004	2003

Exploration services	$1,102,850	$3,231,670
Administrative and management services	498,255	257,579
Research	55,386	148,465
	$1,656,491	$3,637,714

Amount of total charges in excess of Tri-Con costs incurred	$197,744	$836,784

Excess amount charged as a percentage of actual costs
incurred	11.9%	23.0%

4.	Loss per share:

Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2004 and August 31, 2003

5.	Supplementary cash flow information:

Supplemental non-cash investing and financing activities:

	August 31,	August 31,
	2004	2003

Sale (Purchase) of fixed assets under capital lease	$100,000	$(145,170)
Issuance of shares for:
Debentures	189,992	807,924
Interest on debentures	5,789	48,736
Consulting services	378,030	369,109
Capital lease obligation	(100,000)	145,170

6.	Debentures:

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. We issued replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001.

(a)
The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If we fail to make any payment of principal or interest, we must issue shares equivalent in value to the unpaid amounts at 20% below the average market price. On June 15, 2004, we issued 248,685 shares at the average market price of $0.067 to the holders of the replacement debenture to satisfy the quarterly payments due May 31, 2004. The value of the transaction consists of $16,254 of principal and $408 of interest. On September 17, 2004, we issued 86,588 shares at the average market price of $0.049 to the holders of the replacement debenture to satisfy the quarterly payments due August 31, 2004. As at August 31, 2004, the total balance of $4,150 owing on the replacement debenture is classified as a current liability. Remaining debentures of $140,000, plus accrued interest of $73,310 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

(b)
In February 1999 we issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and was due February 28, 2003. However, subsequent to February 29, 2003, we began re-payment of the $75,000 debenture and the balance as at August 31, 2004 is $36,652.

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2004 and August 31, 2003

7.	Lease purchase agreement (continued):

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

On January 28, 2004, the agreements for the above two leases were modified into one agreement. The modified agreement required us to make a one-time payment of $50,000 on acceptance of the agreement and a fixed amount per month specified in the agreement in the following twelve months. At the same time of accepting the revised agreement, we returned three pieces of equipment under the original capital lease agreement to the lessor as a credit towards the lease liability.

As at August 31, 2004, the total amount outstanding under the revised lease purchase agreements was $936,628. The lease payment schedule below is calculated on this amount using an interest rate of 7.5% per annum as is implied in the lease agreement. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment.

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive life, which is estimated to be 10 years. Amortization on assets under capital leases charged to expense in the nine months ended August 31, 2004 was $130,974.

8.	Subsequent events:

Subsequent to August 31, 2004, the Company:

	(a)	Issued an aggregate of 86,588 shares at a price of $0.049 per share in lieu of payment of convertible debentures.

	(b)	Issued a total of 100,000 shares to a consultant for a portion of their services under the terms of the service agreements at a value of $0.06.

	(c)	Issued a total of 160,000 shares to consultants for a portion of their services under the terms of the service agreements at a value of $0.06.

(d)
Issued an aggregate of 2,857,143 units at a price of $0.035 per unit for a private placement with one investor. Each unit is comprised of one common share and one Series A purchase warrant and one Series B purchase warrant. One Series A warrant entitles the subscriber to purchase one additional common share at a price of $0.055 and one Series B warrant entitles the subscriber to purchase one additional common share at a price of $0.0575 up to September 15, 2006.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2004 and August 31, 2003

8.	Subsequent events (continued):

(e)	Issued an aggregate of 2,500,000 units at a price of $0.04 per unit for a private placement with one investor.

Each unit is comprised of one common share and one Series A purchase warrant and one Series B purchase warrant. One Series A warrant entitles the subscriber to purchase one additional common share at a price of $0.055 and one Series B warrant entitles the subscriber to purchase one additional common share at a price of $0.065 up to September 17, 2006.

(f)
Issued an aggregate of 2,333,333 units at a price of $0.03 per unit for a private placement with one investor. Each unit is comprised of one common share and one purchase warrant. One warrant entitles the subscriber to purchase one additional common share at a price of $0.06 up to October 1, 2005.

(g)	Issued a total of 100,000 shares to a consultant for a portion of their services under the terms of the service agreements at a value of $0.06.

(h)	Issued a total of 160,000 shares to consultants for a portion of their services under the terms of the service agreements at a value of $0.07.

Item 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of gold recovery activities and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and gold recovery activities, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are engaged in the acquisition and exploration of mineral properties in the State of Alaska. Our primary focus is the exploration of our Nolan Gold Project, located 175 miles north of Fairbanks, Alaska. Our plan of operations is to carry out exploration and gold recovery activities at the Nolan Gold Project.

We are also seeking financing to enable us to proceed with the construction of a commercial test facility to establish the viability of the production of low-rank coal-water fuel as a replacement for oil fired boilers and utility generators. There is no assurance that we will be able to obtain any financing for this project.

We hold interests in four groups of mineral properties in Alaska, as described below:

1.	our Nolan Gold Project;

2.	our Ester Dome Gold properties;

3.	our Hammond properties; and

4.	our Eagle Creek properties.

All of our properties are presently in the exploration stage.

PLAN OF OPERATIONS

Our plan of operation for our mineral properties is discussed below:

The Nolan Gold Project

We have determined to proceed with gold recovery activities on the elevated benches above the Nolan Creek. We have presently suspended our underground gold recovery activities on the Nolan Deep Channel that were being carried out as part of the three year gold recovery plan for the Nolan Gold Project. We anticipate proceeding with gold recovery activities on the elevated benches above the Nolan Creek, rather than continuing with the exploration of the Nolan Deep Channel, as the elevated benches are less prone to the severe water problems that we encountered at the Nolan Deep Channel in winter 2002/ 2003.

During the first half of 2004, we drilled and targeted the Mary's Bench East and the Swede Channel areas of the Nolan Gold Project with the objective of determining our gold recovery plan for the 2004/ 2005 winter season. Based on the results of our geological exploration conducted in the first half of 2004, we have determined to proceed with the gold recovery activities on the gravel bench known as the Mary's Bench East. The Mary's Bench East gravel bench is located approximately 200 to 300 feet in elevation above the confluence of Nolan Creek and Archibald Creek. The results of our drilling program showed a possible buried channel, which we believe may be an upstream portion of the previously mined Swede Channel and continuing up the Swede Channel that dissects it, hopefully to the source area. Surface exploration work conducted during the summer of 2004 also indicates a possible source of the placer gold, which we have determined is being carried by the Swede Channel, and lying some 1000 to 1500 feet up hill from the known portion of the Swede Channel. We plan to carry out gold recovery activities on the Mary's Bench East gravel bench using underground exploration methods. Any gravel that is recovered as part of our activities will be processed for gold recovery during the Spring and Summer of 2005.

We plan to spend approximately $1,800,000 in the next twelve months in carrying out our gold recovery activities for the Nolan Gold Project. While this amount of expenditures may be off-set by any recoveries from sales of gold that we may achieve from gold recovery activities, we anticipate that we will require substantial financing in order to proceed with our plan of operations for the full next twelve months. We presently have sufficient financing to enable us to proceed with plans for the next six months. There is no assurance at this time that we will achieve any recoveries from sales of gold. See the discussion of our cash resources and working capital under Liquidity and Financial Condition below and in the section entitled Risk Factors.

Preliminary drilling for lode gold deposits on the Solomon's Shear Trend at locations 4,000 feet apart in 1994 and in December, 2003, showed the presence of gold bearing structures. During the summer of 2004 we conducted surface surveys, including soil geochemistry and ground electromagnetics to identify further drill targets related to searching for the lode source(s) of the placer gold on the Nolan Project. The results of this work confirmed a gold –arsenic antimony soil anomaly coincident with ground electromagnetic features suggestive of a complex structural zone along the previously identified Solomon's Shear Trend. We plan to conduct surface trenching across parts of this trend prior to selecting drill targets. The objective of this geological exploration program is to provide a basis for the assessment of the feasibility of future additional exploration activities at the Nolan Gold Project.

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

Our plan of operations at the Nolan Gold Project will be continually evaluated and modified as exploration and gold recovery results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, gold recovery activity costs, the price of gold and available capital. Further, the extent of our exploration and gold recovery activity plans that we undertake will be dependent upon the amount of financing available to us.

Low-Rank Coal-Water Fuel Project

We anticipate spending approximately $300,000 during the current fiscal year on our work to obtain funding from the United States Government in connection with establishment of the demonstration facility at the Grant Mill. We will also pursue financing for this project from private sources. There is no assurance that any financing will be obtained from either government of private sources to fund this project.

RESULTS OF OPERATIONS

Nine months ended August 31, 2004 compared to the Nine months ended August 31, 2003.

Revenues

We did not earn revenues during the nine months ended August 31, 2004 or August 31, 2003 as we did not reach commercial production of gold from the Nolan Gold Project during either of these periods. We did not achieve any gold sales during the nine months ended August 31, 2004.

We plan to re-commence extraction activities in summer 2005 when available melt water will allow the processing of gravel material to separate gold if we proceed with any gold recovery activities in 2004/ 2005. There is no assurance that we will be able to undertake any gold recovery activities during the 2004/ 2005 winter season. There is no assurance that we will be able to process any gold bearing gravel material for gold recovery during the 2005 summer season. Any recoveries from gold sales are not anticipated to be realized until the third quarter of 2005, at the earliest. We cannot provide investors with any assurance as to sales of gold during fiscal 2005 due to the uncertainties of our gold recovery activities. See Risk Factors. Under our accounting policies, any gold sales that may be realized will be treated as sales received incidental to exploration activities on the Nolan Gold Project until such time as we have reached commercial levels of gold production from the Nolan Gold Project.

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

Operating Costs

We did not incur any operating costs during the nine months ended August 31, 2004 or August 31, 2003 due to the fact that we did not achieve commercial production from mining activities during either period.

We incurred exploration costs in the amount of $1,044,514, net of recoveries of $4,145 from gold sales, on the Nolan Gold Project during the nine months ended August 31, 2004 compared to $4,051,096 during the nine months ended August 31, 2003.

Expenses

Our expenses decreased to $2,305,180 for the nine months ended August 31, 2004 compared to $2,378,344 for the nine months ended August 31, 2003, representing a decrease of $73,164 or 3%. Our expenses increased to $593,907 for the three months ended August 31, 2004 compared to $251,968 for the three months ended August 31, 2003, representing an increase of $341,939 or 136%. The decreases in expenses were primarily attributable to reductions in advertising and promotion, research, interest on long term debt and office expenses during the nine months ended August 31, 2004. Decreases on these expenditures were in-part off-set by increases in consulting expense and management services from related party.

Our decreased exploration activity on our mineral properties caused our general exploration expenses to decrease to $219,115 for the nine months ended August 31, 2004 compared to $411,473 for the nine months ended August 31, 2003. Our general exploration expenses decreased to $47,721 for the three months ended August 31, 2004 compared to $341,257 for the three months ended August 31, 2003. The decrease in exploration expenses during the nine months of our current fiscal year was attributable to decreased exploration activities at the Nolan Gold Project compared to 2003 when activities were directed to gold recovery operations at the Nolan Deep Channel. These exploration activities included drilling and exploration activities on the Nolan Deep Channel, Mary's Bench, and Treasure Chest areas. We anticipate that these expenses will continue as we proceed with our planned drilling and exploration activities on the Nolan Gold properties.

Research activities attributable to the low-rank coal-water fuel technology decreased to $55,386 for the nine months ended August 31, 2004 compared to $148,465 for the nine months ended Auugst 31, 2003. These expenses decreased to $28,386 for the three months ended August 31, 2004 from $41,138 for the three months ended August 31, 2003. Our research activities are primarily in connection with the submission of our application for a grant to the Department of Energy and include the compensation of Dr. Warrack Willson. We anticipate that these expenses will not increase during the current fiscal year based on our decision not to re-submit our application for the second round of financing. We do not expect significant research expenses as we plan to continue our focus on exploration and gold recovery activities at the Nolan Gold Project.

Office expenses decreased to $341,345 for the nine months ended August 31, 2004 compared to $456,453 for the nine months ended August 31, 2003, representing a decrease of $115,108 or 25%. Office expenses increased to $109,142 for the three months ended August 31, 2004 compared to $17,183 for the three months ended August 31, 2003, representing an increase of $91,959 or 535%. The overall decrease during the nine months of our current fiscal year reflect a reduction in our general operations and activity in our offices in Fairbanks, Alaska due to the fact that we were not carrying out gold recovery activities during the first half of our current fiscal year.

Consulting fees increased to $560,382 for the nine months ended August 31, 2004 compared to $424,206 for the nine months ended August 31, 2003, representing an increase of $136,176 or 32%. Consulting fees are attributable to stock based compensation paid to our consultants during the year. Compensation was recorded based on the quoted market price of our shares as of the date of issue.

Loss

Our loss decreased to $2,302,506 for the nine months ended August 31, 2004 compared to $2,374,152 for the nine months ended August 31, 2003 representing a decrease of $71,646 or 3%. Our loss increased to $593,272 for the three months ended August 31, 2004 compared to $251,968 for the three months ended August 31, 2003 representing an increase of $341,311 or 135%. This increase in our loss was primarily attributable to no recovery of consulting fees during the three months ended August 31, 2004. We anticipate that we will continue to incur a loss until such time as we can achieve significant revenues from sales of gold recovered from the Nolan Gold Project.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had cash and cash equivalents of $21,099 as of August 31, 2004, compared to cash of $397,290 as of November 30, 2003. We had a working capital deficiency of $1,199,776 as of August 31, 2004, compared to a working capital deficiency of $1,109,199 as of November 30, 2003. The increase in our working capital deficiency was primarily the result of fewer financings and increased debt during the nine months ended August 31, 2004.

We will require additional financing due to our current working capital deficiency, our plan of operations for the Nolan Gold Project, our planned exploration activities and continued work with the U.S. Government and private sources for funding. We require additional financing in order to enable us to proceed with our plan of operations for the next twelve months based on our current cash reserves. If we are unable to obtain the additional financing that we require in order to pursue our plan of operations, then we will scale back our mining and exploration activities according to the amount of financing available to us. While financing requirements will be off-set by revenues generated from gold sales, these gold sales are not anticipated to cover all financing requirements. In addition, recoveries from any gold sales from newly excavated gravel material will not be realized until the third quarter of our 2005 fiscal year, at the earliest, and will be subject to the quantity of gold recovered.

Cash Used in Operating Activities

Cash used in operating activities decreased to $1,832,385 for the nine months ended August 31, 2004, compared to $2,038,296 for the nine months ended August 31, 2003. We funded the cash used in operating activities primarily through equity sales of our common shares.

Financing Activities

Cash provided by financing activities decreased to $2,527,043 for the nine months ended August 31, 2004, compared to $5,484,536 for the nine months ended August 31, 2003. All cash provided by financing activities was provided by share issuances. Cash provided by financing activities was used to fund our operating and investing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of our common shares as of the date of the financing.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

Investing Activities

We used $1,070,849 in investing activities during the nine months ended August 31, 2004 compared to $3,928,702 during the nine months ended August 31, 2003, representing a decrease of $2,857,853. The decrease was due to our scaling back operations at the Nolan Gold Project.

We incurred exploration costs in the amount of $1,044,514 on the Nolan Gold Project during the nine months ended August 31, 2004 compared to $4,051,096 during the nine months ended August 31, 2003, each net of recoveries.

Capital Leases

On October 11, 2002, we entered into a lease purchase agreement whereby we would purchase three dump trucks, an underground loader, two surface loaders, and other equipment valued at a total of $1,496,150. The agreement required payment upon signing of $550,000 (paid), $100,000 on or before December 1, 2003 (paid) and 24 equal payments thereafter for the balance of the purchase price plus interest at a rate of 12% per annum.

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

As at August 31, 2004, the total amount outstanding under the revised lease purchase agreements was $936,628, including interest of $76,583. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment. We are required to complete future lease payments of $75,000 during the 2004 fiscal year, $562,356 during the 2005 fiscal year and $375,855 during the 2006 fiscal year.

Tri-Con Group

We had pre-paid $140,354 to the Tri-Con Group as of August 31, 2004 in connection with planned exploration activities to be carried out on the Nolan Gold Project during fiscal 2004. These activities will be carried out by the Tri-Con Group on behalf of us in accordance with our operating agreements with the Tri-Con Group. See Item – 12 Certain Relationships and Related Transactions of our Annual Report on Form 10-KSB for further disclosure regarding our operating agreements with the Tri-Con Group.

Debt Re-Structuring

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. We approved the issuance of replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount of the original debentures, plus all accrued interest on the original debentures to March 1, 2001. The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If we fail to make any payment of principal or interest, we must issue shares equivalent in value to the unpaid amounts at 20% below the average market price for the 30 day period prior to the payment being made. We did not make any cash payments of principal or interest during the six months ended May 31, 2004. In December 2003, we issued 1,119,342 shares at the average price of $0.11 per share to the debenture holders to satisfy the quarterly payments due November 30, 2003. The value of the transaction consists of $119,245 of principal and $3,883 of interest. In April 2004, we issued 559,915 shares at the average market price of $0.10 to the holders of the replacement debenture to satisfy the quarterly payments due February 29, 2004. The value of the transaction for which the shares were issued consists of $54,493 of principal and $1,498 of interest. In June 2004 we issued 248,685 shares at the average market price of $0.067 to the holders of replacement debentures to satisfy the quarterly payments due May 31, 2004. The value of the transaction for which the shares were issued consists of $16,254 of principal and $408 of interest accrued to May 31, 2004. Subsequent to August 31, 2004 we issued 86,588 shares at the average price of 0.049 to the holders of replacement debentures to satisfy the quarterly payments due August 31, 2004. The value of the transaction for which the shares were issued consists of $4,160 of principal and $83 of interest accrued to August 31, 2004.

As at August 31, 2004, $1,860,000 plus $524,892 of accrued interest has been exchanged for replacement debentures. The amount of the replacement debentures outstanding as of August 31, 2004 was $4,150, all of which is classified as current. Remaining original convertible debentures of $140,000 plus accrued interest of $74,716 are in default and are recorded as current liabilities. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

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

Future Financings

We require additional financings in order to fund our plan of operations. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration and gold recovery activities.

CRITICAL ACCOUNTING POLICIES

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and the capital assets are dependent on our ability to obtain additional financing to fund our operations and acquisition and exploration activities, the discovery of economically recoverable ore on our properties, and the attainment of profitable operations. We plan to continue to raise capital through private placements and warrant issues. In addition, we are exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators.

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

The amounts shown for mineral properties which have not yet commenced commercial production represent costs incurred to date, net of recoveries, and are not intended to reflect present or future values.

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

RISK FACTORS

We face risks in completing our exploration plans and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in this Quarterly Report on Form 10-QSB and in other filings with the Securities and Exchange Commission. If any of these risks occur, our business, our ability to achieve revenues, our ability to produce gold, our operating results and our financial condition could be seriously harmed.

If we do not obtain new financings, the amount of funds available to us to pursue gold recovery activities at the Nolan Gold Project and to pursue further exploration of our mineral properties will be reduced.

We have relied on recent private placement financings in order to fund exploration of the Nolan Gold Project and our gold recovery activities. We will continue to require additional financing to complete our plan of operations for exploration work at the Nolan Gold Project, to achieve gold recoveries and to carry out our exploration programs on our other mineral properties. While our financing requirements may be reduced if gold recoveries are achieved, any impairment in our ability to raise additional funds through financings would reduce the available funds for the exploration of the Nolan Gold Project and for additional gold recovery activities, with the result that our plan of operations may be adversely affected and potential recoveries reduced or delayed.

As we have a working capital deficit and we have not reported revenues in our last two fiscal years there is no assurance that we will be able to achieve the financing necessary to enable us to proceed with our exploration and gold recovery activities.

We had a working capital deficiency of $1,199,776 as of August 31, 2004. We did not report revenues in our last two fiscal years ended November 30, 2003 or 2002 or our nine months ended August 31, 2004. Our plan of operations calls for substantial expenditures of $2,400,000 to be incurred by us over the next twelve months in order to continue exploration activities at the Nolan Gold Project and to pursue gold recovery activities on our mineral properties. While we will apply proceeds from gold sales generated from our gold recovery activities to cover these expenditures, we anticipate that proceeds from gold sales over the next twelve months will not exceed our projected expenditures during this period with the result that we will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration and gold recovery activities and our financial condition, business prospects and results of operations will be materially adversely affected.

As we have not established that there are any commercially viable mineral deposits on our Nolan property and we have not established commercially viable operations on the Nolan Gold Project, there is no assurance that our gold recovery activities on the Nolan Gold Project will be profitable.

Our activities at the Nolan Gold Project are in the exploration stage. While we have undertaken gold recovery activities at the Nolan Gold Project, we have failed to establish a commercially viable operation on our Nolan Gold Project. Further, we have historically attempted to mine the placer gold deposits at the Nolan Gold Project without obtaining sufficient drilling and sampling information to meet data density standards commonly used by commercial-sized placer mining companies. We may continue with gold recovery activities at the Nolan Gold Project without establishing that the placer deposits contain commercially viable mineral deposits. As we may proceed with these activities without first establishing that the placer deposits contain commercially viable mineral deposits, there is no assurance that we will recover quantities of gold that will enable us to achieve sales of gold that will exceed our costs of recovering the gold. In this event, our gold recovery activities on the Nolan Gold Project will not be profitable.

If we are unable to achieve predicted gold recoveries from our Nolan Gold Project, then our financial condition and our revenues will be adversely affected.

We plan to undertake gold recovery activities on the Mary's Bench East and Treasure Chest area in the elevated channels of the Nolan Gold Project. We are currently planning to begin gold recovery activities on the Mary's Bench East this fall and expanding on the Swede portion of this area through the winter, subject to our achieving sufficient financing. Our gold recovery activities will be carried out based on the results of geological exploration we have conducted which has predicted a recovery rate of gold per volume of material recovered. There is no assurance that actual recoveries of gold from material mined will equal the gold recoveries predicted as a result of our geological exploration. If gold recoveries are less than projected, then our gold sales will be less than anticipated and may not equal or exceed the cost of exploration and recovery in which case our operating results and financial conditions will be adversely affected.

If the price of gold declines, our financial condition and ability to obtain future financings will be impaired.

Our business is extremely dependent on the price of gold. Our recoveries from sales of gold for the current fiscal year are dependent on the price of gold in addition to the quantity of gold that we are able to recover. If gold prices decline prior to the recovery and sale of gold from the Nolan Gold Project, then our recoveries from sales of gold and financial condition will be adversely impacted. We have not undertaken any hedging transactions in order to protect us from a decline in the price of gold. A decline in the price of gold may also decrease our ability to obtain future financings to fund our planned exploration programs and gold recovery activities.

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

If costs of gold recovery at our Nolan Gold Project are higher than anticipated, then our profitability will be adversely affected.

We have proceeded with gold recovery activities on the Nolan Gold Project on the basis of estimated capital and operating costs. If capital and operating costs are greater than anticipated, then cash flows from the gold recovery activities at the Nolan Gold Project will be adversely affected. These reduced cash flows will cause us to have less funds for other expenses, such as administrative and overhead expenses and exploration of our other mineral properties and further gold recovery activities on the Nolan Gold Project.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. This exploration program includes drilling programs at various locations within the Nolan Gold Project. If our exploration costs are greater than anticipated, then we will have less funds for other expenses, such as expenses associated with exploration of the Nolan Gold Project. If higher exploration costs reduce the amount of funds available for recoveries of gold through gold recovery activities, then our ability to achieve sales from gold recovery activities will be adversely affected and our losses will increase. Factors that could cause exploration costs to increase are: adverse weather conditions, difficult terrain and shortages of qualified personnel.

Exploration, gold recovery and operating activities are inherently hazardous.

Mineral exploration and gold recovery activities involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations that we undertake will be subject to all the hazards and risks normally incidental to exploration and recovery of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks are such that liabilities might result in us being forced to incur significant costs that could have a material adverse effect on our financial condition and business prospects.

If we experience exploration accidents or other adverse events at our Nolan Gold Project, then our financial condition and profitability could be adversely affected.

Our exploration and gold recovery activities at the Nolan Gold Project are subject to adverse operating conditions. Exploration accidents or other adverse incidents, such as cave-ins or flooding, could affect our ability to continue exploration and gold recovery activities at the Nolan Gold Project. A particular concern at the Nolan Gold Project is warm temperatures that can reduce the winter season during which we can safely conduct underground gold recovery activities. The occurrence of any of these events could cause a delay in production of gold or could reduce the amount of gold that we are able to recover, with the result that our ability to achieve recoveries from gold sales and to sustain operations would be adversely impacted. Adverse operating conditions may also cause our operating costs to increase. Exploration accidents or other adverse events could also result in an adverse environmental impact to the land on which our operations are located with the result that we may become subject to the liabilities for environmental clean up and remediation.

If we become subject to increased environmental laws and regulation, our operating expenses may increase.

Our exploration and gold recovery operations are regulated by both US Federal and State of Alaska environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation. These regulations may impose operating costs on us. If the regulatory environment for our operations changes in a manner that increases costs of compliance and reclamation, then our operating expenses would increase with the result that our financial condition and operating results would be adversely affected.

As we have not reported revenues in recent fiscal periods, there is no assurance that we will be able to continue as a going concern.

Our financial statements included with our Annual Report for the year ended November 30, 2003 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended November 30, 2003. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals or that we will be able to establish proven and probable reserves as a result of our exploration.

We plan to continue exploration on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of gold exist on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of commercial exploitable quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded.

As we face intense competition in the exploration industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

The exploration industry is intensely competitive in all of its phases. Competition includes large established exploration and mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other exploration companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration and gold recovery activities may be slowed down or suspended.

Our business venture into the low rank coal water fuel business is subject to a high risk of failure.

Our business venture into the low rank coal water fuel technology business is at a very early stage and is subject to a high risk of failure. The low rank coal water fuel technology has not been proven by us to be a commercially viable fuel alternative. In order to establish commercial viability, we will have to undertake the construction and operation of the contemplated demonstration facility. The construction of the demonstration facility would cost approximately $20 million. Even if the demonstration facility were constructed and operational, there is no assurance that the commercial viability of this process would be established or that we would be able to expand the facility into a commercially viable operation or to generate revenues from this technology. We are pursuing funding from the United States federal government to fund the construction of the demonstration facility. There is no assurance that we will succeed in obtaining government funding for this project. Even if funding is obtained and the demonstration facility constructed, there is no assurance that we would be able to generate profits or revenues from the operation of the demonstration facility.

ITEM 3.                  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.                  Changes in Securities and Use of Proceeds.

We completed the following unregistered sales of securities during the three months ended August 31, 2004:

1.
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

3.
On July 9, 2004, we completed a private placement, with one investor of 2,500,000 units at a price of $0.05 per unit for total proceeds of $125,000. Each Unit will be comprised of one common share of the Company (each a "Share"); one Series A share purchase warrant ("A Warrant") and one Series B share purchase warrant ("B Warrant"). One A Warrant will entitle the subscriber to purchase one additional common share of the Company at an exercise price of $0.065 US per share at any time up to and including July 9, 2006. One B Warrant will entitle the subscriber to purchase one additional common share of the Company at an exercise price of $0.075 US per share at any time up to and including July 9, 2006. A commission of $12,500 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

4.
On August 31, 2004, we issued 86,588 shares to the holders of our replacement debentures, at the average market price of $0.049 per share. No commissions or fees were paid in connection with the issuance of the shares. The sales were completed pursuant to Regulation S of the Act on the basis that each holder of the replacement debentures is a non-U.S. person, as defined under Regulation S of the Act.

We have completed the following unregistered sales of securities subsequent to August 31, 2004:

1.
On September 15, 2004, we completed a private placement, with one investor of 2,857,143 units at a price of $0.035 per unit for total proceeds of $100,000. Each Unit will be comprised of one common share of the Company (each a "Share"); one Series A share purchase warrant ("A Warrant") and one Series B share purchase warrant ("B Warrant"). One A Warrant will entitle the subscriber to purchase one additional common share of the Company at an exercise price of $0.055 US per share at any time up to and including September 15, 2006. One B Warrant will entitle the subscriber to purchase one additional common share of the Company at an exercise price of $0.0575 US per share at any time up to and including September 15, 2006. A commission of $10,000 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non- U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

2.
On September 17, 2004, we completed a private placement, with one investor of 2,500,000 units at a price of $0.04 per unit for total proceeds of $100,000. Each Unit will be comprised of one common share of the Company (each a "Share"); one Series A share purchase warrant ("A Warrant") and one Series B share purchase warrant ("B Warrant"). One A Warrant will entitle the subscriber to purchase one additional common share of the Company at an exercise price of $0.055 US per share at any time up to and including September 15, 2006. One B Warrant will entitle the subscriber to purchase one additional common share of the Company at an exercise price of $0.065 US per share at any time up to and including September 15, 2006. A commission of $10,000 was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

3.
On October 1, 2004, we completed a private placement, with one investor of 2,333,333 units at a price of $0.03 per unit for total proceeds of $70,000. Each unit is comprised of one common share and one purchase warrant. One warrant entitles the subscriber to purchase one additional common share at a price of $0.06 up to October 1, 2005. No commission was paid in connection with the offering. The sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were "restricted securities" under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

4.
To date, we have issued 480,000 shares to each of Henry R. Canciglia and Terri D. Smith, for an aggregate of 960,000 shares, pursuant to the consultant agreement between us and Smith Canciglia Consulting, Inc. ("Smith Canciglia Consulting") dated May 16, 2004. The shares were issued pursuant to Section 4(2) of the Act and are "restricted securities", as defined under the Act, that cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. Each of Henry R. Canciglia and Terri D. Smith had access to information regarding our business, operations and financial condition by virtue of its position as a consultant, had opportunity to discuss this information with our management and is a sophisticated investor by virtue of its experience and background and is capable, by reason of such experience and background, of evaluating the merits and risks of an investment in our common shares. Each of Henry R. Canciglia and Terri D. Smith further represented to us that they are an "accredited investor" as defined in Rule 501(a) of Regulation D and acquired the securities for investment only and not with a view toward distribution. No general solicitation or general advertising was conducted in connection with the offering of the units

Item 3.                  Default Upon Senior Securities

We are currently in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $70,835. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

Item 4.                  Submission of Matters to a Vote of Security Holders

None

Item 5.                  Other Information

None

Item 6.                  Exhibits and Reports on Form 8-K

(a)                  Exhibits

Exhibit
Number	Description of Exhibit

3.1	Articles of the Company (1)

3.2	Amendment to Articles of the Company (2)

3.3	Altered Memorandum of the Company (3)

3.4	Amendment to Articles of the Company (8)

4.1	Share certificate representing common shares of the capital of the Company (1)

10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)

10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)

10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)

10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995 (6)

10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)

10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)

10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)

10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)

10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)

10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)

10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)

10.12	2003 Stock Option Plan (7)

10.13	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (9)

10.14	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (9)

10.15	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (9)

10.16	Consultant Agreement between the Company and Smith Conciglia Consulting, Inc. dated May 16, 2004 (9)

10.17	Form of Delay Agreement between the Company and certain of the Selling Shareholders. (9)

10.18	2004 Stock Option Plan (10)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on September 11, 2002.

(4)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company's Schedule 14A Proxy Statement filed April 29, 2003.
(8)	Filed as an exhibit to the Company's Current Report on Form 8-K filed on June 13, 2003.
(9)	Filed as an exhibit to the Company's Registration Statement on Form SB-2 filed on May 19, 2004;
(10)	Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed on July 15, 2004.
(11)	Filed as an exhibit to Quarterly Report on Form 10-QSB.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during our fiscal quarter ended August 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: October 19, 2004	/s/ Garry L. Anselmo
Garry L. Anselmo
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)