Form 10KSB/A
period 2003-11-30
SILVERADO GOLD MINES LTD
filed 2004-10-22
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Amendment No. 1

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended NOVEMBER 30, 2003

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $14,107,219 as of October 18, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 209,134,587 common shares, no par value outstanding as of October 18, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

1 of 51

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-KSB for the year ended November 30, 2003, as filed with the SEC on March 14, 2004 (the “Original Form 10-KSB”), amends and restates in their entirety Items 1, 2, 6, 7, 9 and 13 of the Original Form 10-KSB and our audited financial statements for the year ended November 30, 2003 included with Item 7 of the Original Form 10-KSB. This Amendment No. 1 does not amend any other information included in the Original Form 10-KSB.

We have revised the Original Form 10-KSB in order to update the disclosure regarding our Alaska mineral properties in accordance with current disclosure standards. We have provided disclosure regarding our mineral resources in accordance with the standards prescribed by the recently adopted Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). This disclosure is based on the results of a technical report prepared by J.W. Murton and Associates, J.W. Murton P. Eng. in accordance with the requirements of NI 43-101. Mr. Murton is a “qualified person” under NI 43-101 who is independent of Silverado. This technical report is referred to in this Amendment No. 1 as the B.C. Technical Report. The Company has filed the B.C. Technical Report with the British Columbia Securities Commission. Investors may view the B.C. Technical Report at the SEDAR web site at www.sedar.com. (the “BC Technical Report”). U.S. Investors are cautioned that the United States Securities Commission does not recognize the terms “indicated resources” and “inferred resources”, as more particularly discussed below in Item 2 of this Form 10-KSB – “Description of Properties.”

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

2 of 51

CORPORATE ORGANIZATION

Silverado Gold Mines Ltd. was incorporated under the laws of British Columbia, Canada in June 1963. We operate in the United States through our wholly owned subsidiary, Silverado Green Fuel Inc. (formerly Silverado Gold Mines Inc.), an Alaskan company incorporated in 1981. We filed a transition application and notice of articles with the British Columbia Registrar of Companies on April 20, 2004 in order to replace our former memorandum adopted under the British Columbia Company Act and to alter our current articles to the extent necessary to ensure compliance with the British Columbia Business Corporations Act (the “BC Business Corporations Act”). The BC Business Corporations Act came into force in British Columbia on March 29, 2004 and replaced the former British Columbia Company Act. The transition notice and notice of articles was filed under the BC Business Corporations Act that requires any British Columbia company incorporated under the former British Columbia Company Act to, within two years following the coming into force of the BC Business Corporations Act, transition under the BC Business Corporations Act by filing with the British Columbia Registrar of Companies a transition application and notice of articles

Our exploration activities are managed and conducted by affiliated companies, Tri-Con Mining Ltd. (“Tri-Con”), Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. pursuant to written operating agreements. Each of Tri-Con, Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. are privately owned corporations controlled by Garry L. Anselmo, who is our president, chief executive officer and chief financial officer and is the chairman of our board of directors. See Certain Relationships and Related Transactions.

MINERAL EXPLORATION BUSINESS

We hold interests in four groups of mineral properties in Alaska, as described below:

1.	our Nolan Gold Project;

2.	our Ester Dome Gold properties;

3.	our Hammond properties; and

4.	our Eagle Creek properties.

We are an exploration stage company. All of our properties are presently in the exploration stage. There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Our plan of operations for each of our groups of mineral properties is discussed below:

1. The Nolan Gold Project

Our primary area of exploration interest is the Nolan Gold Project. The properties comprising the Nolan Gold Project and our exploration activities at the Nolan Gold Project are discussed in detail under the heading Description of Properties in this annual report.

Our plan of operation is to continue exploration programs at the Nolan Gold Project with the objective of achieving gold recoveries as we undertake our exploration activities. Our exploration activities are directed at the definition of placer gold targets and location of the lode source of the Nolan placer gold deposits. The main focus of our current exploration activities is “placer” gold. Placer gold is gold that has been separated from its host rock and is often re-concentrated in beds of old streams and rivers. Placer gold will occur in both nugget form and in fine gold form. Our most recent areas of interest for placer exploration include areas that we refer to as Mary's Bench East, the Nolan Deep Channel and the Swede Channel. Our exploration for lode gold is presently focused on the mid to north end of an area that we refer to as the Solomon Shear Trend.

3 of 51

Our recent exploration activities have included completion of the initial year of a three year gold recovery plan for the Nolan Gold Project. We commenced this three year gold recovery plan in 2002 and have since suspended this gold recovery plan, as discussed below. This gold recovery plan involved underground gold recovery activities of the ancient riverbed underlying the current Nolan Creek that we refer to as the Nolan Deep Channel. We encountered sever water problems as we carried out our gold recovery plan at the Nolan Deep Channel in winter 2002/2003 due to record warm weather temperatures during this winter season. As a result of these severe water problems, our recoveries of gold bearing gravel material and our recoveries of gold from the recovered material were both significantly less than projected, as discussed in this annual report under the heading “Description of Properties – Nolan Gold Project”. As a result, we have presently suspended our gold recovery activities on the Nolan Deep Channel. We have determined to proceed with gold recovery activities on the elevated benches above Nolan Creek, rather than continuing with gold recovery activities on the Nolan Deep Channel, as the elevated benches are less prone to the severe water problems that we encountered at the Nolan Deep Channel in winter 2002/2003. We believe that further drilling on the Nolan Deep Channel is warranted prior to re-commencing gold recovery activities at the Nolan Deep Channel in order to better delineate areas targeted for gold recovery activities while minimizing inflow water problems.

We refer to our activities at the Nolan Gold Project as gold recovery activities, rather than mining or development activities, as our activities at the Nolan Gold Project are exploration stage activities, notwithstanding that our activities include activities targeted at recovering gold from the placer deposits located on the Nolan Gold Project. There is no assurance that a commercially viable mineral deposit exists on the Nolan Gold Project. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of the Nolan Gold Project is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on the Nolan Gold Project.

2. Ester Dome Property

The properties comprising our Ester Dome gold project are discussed in detail under the heading Description of Properties in this annual report. We are presently not undertaking any exploration activities on the Ester Dome Gold Project. However, we have commissioned a technical report that will include the Ester Dome Gold Project in order to update and consolidate our technical information on the Ester Dome Gold Project.

We plan to convert the Grant mine mill located on the Ester Dome properties into a research and development facility for the low-rank coal-water fuel business, as discussed below.

3. Hammond Property

The properties comprising our Hammond property are discussed in detail under the heading Description of Properties in this annual report. We are presently not undertaking any exploration activities on the Hammond property. This property is also referred to as the “Slisco Bench” property.

4. Eagle Creek Property

The properties comprising our Eagle Creek property are discussed in detail under the heading Description of Properties in this annual report. We are presently not undertaking any exploration activities on the Eagle Creek property.

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

4 of 51

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

Based on news from the Department of Energy (DOE) we have determined not to submit a proposal to the DOE’s second solicitation under the Clean Coal Initiative this September 2004. We had hoped that the second round of solicitations, known as the CCP12 solicitation, would broaden the scope of the demonstration objectives. This did not occur and in fact the primary project objectives for this second round of solicitations has an even narrower focus, namely “technology advancements for gasification-based electricity production, advanced mercury control, and sequestration and sequestration-readiness.” We are continuing work to gain alternate funding through the US Government and through private sources for this project. There is no assurance that we will obtaining any funding.

From time to time as conditions or funds warrant, we may re-evaluate our development programs in response to changing economic or environmental conditions. Such a re-evaluation may result in us not pursuing the commercialization of the low-rank coal-water fuel technology or the construction of a demonstration facility.

GOVERNMENT REGULATION

Our Nolan Gold Project is comprised of non-patented federal mining claims located on federal land managed by the U.S. Bureau of Land Management. Mining and gold recovery activities on the Nolan Gold Project must be carried out in accordance with a permit issued by the Bureau of Land Management. Gold recovery activities on the Nolan Gold Project are currently being carried out under a permit approved by the Bureau of Land Management under a 2002 to 2005 plan of operations for gold recovery activity submitted by us to the Bureau of Land Management. Permit applications are submitted under a tri-agency application, and are reviewed by agencies of the State of Alaska government, including the Department of Natural Resources, the Department of Environmental Conservation, and Fish and Game. We post a reclamation bond annually in an amount required by the State of Alaska for each acre of proposed disturbance exceeding reclaimed acreage in a permit period. Presently, we have posted the appropriate bonding, and as a matter of company policy, endeavour to reclaim disturbed areas to equal or exceed any new disturbance. Our current reclamation bond is approximately $20,294 (was $20,800), of which $6,412 (was $8,700) is refundable.

5 of 51

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

Our exploration and gold recovery activities are regulated by Mine Safety Health Administration (MSHA). MSHA inspectors periodically visit our project to monitor health and safety for the workers, and to inspect equipment and installations for code requirements. All of our workers have completed MSHA safety training and must take refresher courses annually when working on our project. A safety officer for the project is also on site.

Other regulatory requirements monitor the following:

a.	Explosives and explosives handling.
b.	Use and occupancy of site structures.
c.	Hazardous materials and waste disposal.
d.	State Historic site preservation.
e.	Archaeological and paleontological finds.
f.	Transportation and storage of hazardous materials.

COMPETITION

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

EMPLOYEES

We do not have any employees. Our operating and administrative activities are carried out through our agreement with the Tri-Con Mining Group. This relationship is explained in detail under the section of this annual report entitled Certain Relationships and Related Transactions.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have spent the following amounts on research and development activities during the past two fiscal years:

	November 30, 2002	November 30, 2001
	to November 30, 2003	to November 30, 2002
Research and Development
Expenditures:	$148,465	$256,954

6 of 51

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

7 of 51

If we are unable to achieve predicted gold recoveries from our Nolan Gold Project, then our financial condition and our revenues will be adversely affected.

We plan to undertake gold recovery activities on the Mary’s Bench East and Treasure Chest area in the elevated channels of the Nolan Gold Project. We are currently planning to begin gold recovery activities on the Mary’s Bench East this fall and expanding on the Swede portion of this area through the winter, subject to our achieving sufficient financing. Our gold recovery activities will be carried out based on the results of geological exploration we have conducted which has predicted a recovery rate of gold per volume of material recovered. There is no assurance that actual recoveries of gold from material mined will equal the gold recoveries predicted as a result of our geological exploration. If gold recoveries are less than projected, then our gold sales will be less than anticipated and may not equal or exceed the cost of exploration and recovery in which case our operating results and financial conditions will be adversely affected.

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

8 of 51

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

There is no assurance that any of our mineral resources will ever be classified as reserves under the disclosure standards of the Securities and Exchange Commission.

This annual report discusses our mineral resources in accordance with Canadian National Instrument 43-101, as discussed under the section of this annual report entitled “Description of Properties”. Resources are classified as “measured resources”, indicated resources” and “inferred resources” under NI 43-101. However, U.S. investors are cautioned that the United States Securities and Exchange Commission does not recognized these resource classifications. There is no assurance that any of our mineral resources will be converted into reserves under the disclosure standards of the United States Securities and Exchange Commission.

If we experience exploration accidents or other adverse events at our Nolan Gold Project, then our financial condition and profitability could be adversely affected.

Our exploration and gold recovery activities at the Nolan Gold Project are subject to adverse operating conditions. Exploration accidents or other adverse incidents, such as cave-ins or flooding, could affect our ability to continue gold recovery activities at the Nolan Gold Project. A particular concern at the Nolan Gold Project is warm temperatures that can reduce the winter season during which we can safely conduct underground gold recovery activities. The occurrence of any of these events could cause a delay in production of gold or could reduce the amount of gold that we are able to recover, with the result that our ability to achieve recoveries from gold sales and to sustain operations would be adversely impacted. Adverse operating conditions may also cause our operating costs to increase. Exploration accidents or other adverse events could also result in an adverse environmental impact to the land on which our operations are located with the result that we may become subject to the liabilities for environmental clean up and remediation.

If we become subject to increased environmental laws and regulation, our operating expenses may increase.

Our exploration and gold recovery activities are regulated by both US Federal and State of Alaska environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation. These regulations may impose operating costs on us. If the regulatory environment for our operations changes in a manner that increases costs of compliance and reclamation, then our operating expenses would increase with the result that our financial condition and operating results would be adversely affected.

9 of 51

As we have not reported revenues in recent fiscal periods, there is no assurance that we will be able to continue as a going concern.

Our financial statements included with this Annual Report for the year ended November 30, 2003 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended November 30, 2003. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

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

The exploration industry is intensely competitive in all of its phases. Competition includes large established exploration companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional attractive mining claims or financing on terms we consider acceptable. We also compete with other exploration companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended.

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

10 of 51

Our four groups of mineral properties located in Alaska are described below. This disclosure incorporates the results of a technical report prepared by J.W. Murton and Associates, J.W. Murton P. Eng. in accordance with the requirements of Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). Mr. Murton is a “qualified person” under NI 43-101 who is independent of Silverado. This technical report is referred to as the B.C. Technical Report. The Company has filed the B.C. Technical Report with the British Columbia Securities Commission. Investors may view the B.C. Technical Report at the SEDAR web site at www.sedar.com.

The B.C. Technical Report provides disclosure regarding Silverado’s Alaska properties in accordance with NI 43-101. U.S. Investors are cautioned that the United States Securities Commission does not recognize the terms “indicated resources” and “inferred resources”, as more particularly discussed below.

11 of 51

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

A map illustrating the location and access to the Nolan Gold Project is provided below:

12 of 51

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

3. History of Operations

Placer mining on Nolan Creek and its tributaries was first recorded at about the turn of the last century. During the ensuing years and up to 1942, recoveries of approximately 120,000 oz. of placer gold were reported. This gold is well known for its coarse size and high fineness. The early miners mined Nolan Creek and its left limit tributaries, particularly Fay, Smith and Archibald creeks by surface methods on the upper areas and by underground methods in the lower reaches of the creeks when overburden became too deep. Shafts are found throughout the areas being discussed.

We first began acquiring placer claims on Nolan Creek in 1979 with the first mining starting that year. During the first 8 years, approximately 2,400 oz. of gold were recovered by us and lessees from surface operations on Archibald Creek and Fay Creek. During the subsequent 5 years up to 1992, we concentrated on reclamation, exploration and limited development. Surface and underground operations were carried out during 1993 - 2000 on Thompson Pup plus a number of the upper left limit benches on Nolan Creek, namely Mary’s Bench, Eureka Bench, Dolney Bench, Workman’s Bench, West Block and Swede Channel. Up to the end of 2000, we had recovered an additional 15,656 oz. of gold for a total of 18,056 oz. of placer gold from both surface and underground operations. Recent gold recovery activity in 2002 - 2003 has increased the total ounces of gold produced to 18,507 oz.

The following table summarizes gold production and gold recoveries by year from the Nolan properties since 1980.

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz.GOLD RECOVERED	RECOVERED GRADE OZ/BCY
1980-88	Gold Recovery During Exploration		Archibald / Fay Creek	40,000est	2,400*	0.060est
1993	Production		Thompson Pup	33,800	1,304	0.038

13 of 51

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz.GOLD RECOVERED	RECOVERED GRADE OZ/BCY
1994	Production	Underground Operations	Mary’s Bench Underground	16,143	2,697	0.167
1994	Production	Surface Operations	Eureka Bench Open Cut	29,300	5,733	0.196
1995	Production	Surface Operations	Phase 3 Open Cut	22,285	2,394	0.107
1995	Production	Underground Operations	3B1 Underground	12,991	1,006	0.077
1995	Production	Surface Operations	West Block OpenCut	18,988	1,305	0.069
1995	Production	Surface Operations	Mary’s Bench hydraulic	600	27	0.045
1996	Gold Recovery During Exploration	Surface Operations	Dolney Bench Surface	5,042	126	0.025
1998	Gold Recovery During Exploration	Surface Operations	Archibald Creek Surface	5,947	128	0.022
1999	Gold Recovery During Exploration	Underground Operations	Swede Channel Underground	4,575	623	0.136
1999	Gold Recovery During Exploration	Surface Operations	Workmans Bench Open Cut	5,580	112	0.020
2000	Gold Recovery During Exploration	Surface Operations	Workmans Bench Open Cut	14,919	201	0.013
2003	Gold Recovery During Exploration	Underground Operations for Nolan Deep Channel; Surface Operations for Wooll Bench, Mary's Bench and other	Nolan Deep Channel, Wooll, Mary’s Bench, Other	30,279	451	0.015
TOTALS				240,449	18,507	0.077

*Includes 1,320 ounces produced by lessee.

Gold recovery activities were suspended during 2001 but underground exploration started again in 2002 with the driving of the Nolan Deep Channel decline. This work involved driving three decline entries to access the Nolan deep channel and a total of 3,340’ of exploration work was completed during the winter season of 2002 – 2003. A portion of this exploration work took place within the targeted deep gold

14 of 51

bearing channel and this material was stockpiled on surface for summer washing. A limited amount of stoping from underground, (about 200 bank cubic yards) took place before the underground portion had to be closed down on April 3, because of warming weather. An extremely warm winter season (the warmest in 100 years) caused a number of logistical problems which slowed down production from underground, and in the late spring of 2003, Nolan Creek breached the underground workings and flooded all workings. In total, 19,489 loose cubic yards were stockpiled on surface.

We had projected that we would excavate a targeted zone of approximately 168,000 square feet of bedrock in our operations at the Nolan Deep Channel during the 2002/ 2003 winter season. We had projected that this material would contain approximately 21,480 ounces of gold based on our geological exploration of the Nolan Deep Channel. As a result of the water problems associated with unseasonably warm temperatures during the 2002/ 2003 winter, we excavated only 31,000 bedrock square feet of material from the Nolan Deep Channel operations from which we have recovered 308.7 ounces of gold. Only a portion of this 31,000 bedrock square feet of material included the targeted zone of 168,000 bedrock square feet. The balance was comprised of material excavated as part of the construction of haulage tunnels and underground storage areas which was not part of the targeted zone. This bedrock material translated into 19,489 loose cubic yards of gravel material which was processed in our gold recovery facility. We recovered 220 ounces of gold from recovery operations at our Nolan gold recovery facility. These gold recoveries do not include any gold that may remain in two tons of concentrates from the processing of the gravel through our gold recovery facility. The concentrates have undergone the first phase of processing to recover 88.7 ounces of gold. The concentrates will have to undergo further processing for complete gold recovery. There is no assurance that there is any gold remaining in the concentrate material.

During the summer season of 2003, approximately 39,363 loose cubic yards were processed. This included 19,489 loose cubic yards of gravel from the underground work and an additional 19,874 loose cubic yards of gravel recovered from surface locations, namely Wooll Bench, Mary’s Bench and upper Nolan Creek.

4. Present Condition of the Property and Current State of Exploration

We have spent approximately $26,000,000 over the last 18 years acquiring, exploring and undertaking gold recovery activities and test exploration on the Nolan Gold Project. To May 8, 2004, we had completed a total of 682 drill holes and 41,295 feet of drilling. About 219 of those drill holes were completed along the frozen gold bearing deep channel of the Nolan Creek known as the Nolan Deep Channel. We have also completed 9 drill holes and 2020 feet of drilling while testing lode sources of the placer gold on the Solomon Shear Trend.

Exploration and Gold Recovery Activities at the Nolan Gold Project

We received an engineer’s report in the summer of 2002 that outlined a three year plan to recover gold from the Nolan Deep Channel through underground exploration. The Nolan Deep Channel is an underground frozen river bed located approximately 55 to 200 feet beneath the existing Nolan Creek. The Nolan Deep Channel stretches for about 2.5 miles, beginning at the confluence of the existing Fay and Nolan creeks and continues downstream to the confluence of the Nolan Creek and the Wiseman Creek. Our strategy for gold recovery activities from exploration of the Nolan Deep Channel is to drill and blast frozen gold bearing gravels. Operations on the Nolan Deep Channel mine are underground and are accessed using decline tunnels. The frozen gravel is then transported to the surface using specially designed underground haulers and stockpiled. The blasted frozen gold bearing material is later thawed for gravity concentrating of the gold present in the material.

We determined to proceed with this plan and we completed the necessary work that has enabled us to start processing material for recovery of gold in the summer of 2003. Our activity at the Nolan Gold Project during the 2002/ 2003 season included exploration of surface placer sources, wash plant acquisition, construction and operation to recover placer gold from mined sources, exploration efforts, and reclamation. Additionally, we undertook camp upgrading to provide improved living quarters for the crew. Specifically, we continued with exploration of the underground Nolan Deep Channel as well as surface

15 of 51

exploration of Mary’s Bench and Wooll Bench. Additionally, we commenced an exploration drilling program of the upper Nolan Creek and the "Treasure Chest" zone in the fall of 2003.

On September 1, 2002 we hired a professional engineer to act as project manager for both our exploration and gold recovery activities during the 2002/ 2003 season. We began mobilization for gold recovery operations on the Nolan Deep Channel in September 2002. We acquired operations equipment with a value in excess of $1,700,000, by both purchase and lease, which was necessary to begin operations. The exploration equipment included two mini-bore jumbo drills, three DUX underground haulage trucks, Caterpillar tractor/dozer, grader and front end loader equipment, two underground loaders and various compressor, light-plant, generator and utility equipment. Our exploration camp at the Nolan Gold Project was upgraded in order that gold recovery activities could resume. Our upgrading efforts included the purchase and installation of a ten-room housing unit, the construction of an engineering office, the upgrade of laboratory facilities and the installation of up-graded communications facilities.

On November 1, 2002, we commenced underground gold recovery activities in the Nolan Deep Channel. Our construction of the “B” and “C” decline tunnels in the Nolan Deep Channel was completed as planned, however, the construction of the “A” decline tunnel was not completed due to unseasonably warm temperatures encountered during the winter of 2002/ 2003. Warm temperatures resulted in the presence of high volumes of water and instability which forced the abandonment of our efforts to construct the “A” decline tunnel. While similar conditions were encountered in the “B” and “C” decline tunnels, operations were able to proceed by pumping infiltration water to the surface and by the installation of a ventilation shaft to improve air circulation. We constructed an underground tunnel between the “B” and “C” decline tunnels, as planned, although this connection was completed behind schedule due to water problems. Once the connection was made we continued to mine gravel on a round-the-clock basis in order to extract as much gravel as possible. Our gold recovery activities continued until April 2, 2003 when spring temperatures forced underground operations to cease. Warm temperatures had an adverse impact on our gold recovery operations on the Nolan Deep Channel due to its nature as a frozen river bed. Operational problems associated with warm weather during the winter of 2002/ 2003 caused our costs to increase over projected costs and our recovery of gold bearing material to be significantly less than projected. As a result of these operational problems, we were not able to recover gravel from the zone between the “A” and “B” decline tunnels.

In summer/ fall of 2003 we began surface gold recovery operations on the Mary’s Bench and Wooll Bench regions of the Nolan Gold Project. The Mary’s Bench and Wool Bench are two of a series of elevated gravel benches located above the elevation of the Nolan Creek on a hill known as the Smith Dome. Gravel material that was extracted by our surface exploration activities was processed at our gold recovery facility in order to recover gold present in the gravel material.

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

Nolan Gold Recovery Operations

The Nolan operations, including camp, building, machinery shops and related equipment, were constructed by us in the late 1980’s. We upgraded the Nolan Exploration camp in 2002/ 2003 in order that gold recovery activities could resume. Our upgrading efforts included the purchase and installation of a ten-room housing unit, the construction of an engineering office, the upgrade of laboratory facilities and the installation of communications facilities. These buildings and equipment are in operating condition. Our camp is capable of housing 30 workers at present. In addition, we purchased vehicles, surface and underground exploration equipment including dump trucks and drills. The plant and equipment cost us

16 of 51

$2,258,757 (The net book value of all equipment on the Nolan Placer property is currently $1,886,324). Power to the Nolan Placer property is provided by diesel powered generators located on site.

Our gold recovery facility is located adjacent to Nolan Creek near the confluence of the Nolan Creek and Archibald Creek. The gold recovery facility incorporates nugget traps, hydraulic riffles, classification and gravity concentration processes in order to recover gold. Our washing plant facility is able to recover both coarse gold nuggets and fine gold dust using a series of processing operations. Our facility is capable of operating at a 75 yard per hour process rate. The washing plant includes a vibrating grizzly for removal of over-size boulders. Gravel feed is screened and treated by a series of gold nugget traps and hydraulic riffles where larger gold nuggets are collected. All discharged material is then re-screened to a finer fraction, which is then processed through a series of water-pulsing “jigs” to remove fine gold, then sent to a high gravity centrifugal bowl concentrator to remove the ultra-fine gold or “gold dust”. The material left over from the centrifugal bowl concentrator is referred to by us as “concentrate”. Water supply and water treatment systems have been incorporated into the washing plant facility and settling ponds for optimizing water usage using a closed-circuit zero-discharge system in a clean, environmentally sound manner.

In summer 2003 we completed tuning of the new gold recovery circuitry that comprises the gold recovery facility. The tuning process was necessary so that each phase of the gold recovery operation operate at optimal performance in order to maximize gold recovery and operating efficiency. Once our gold recovery facility was operational the processing of ore that was stock-piled during our winter exploration activities commenced. Our recovery operations were targeted at recovering both fine gold and course gold from the gravel recovered from the Nolan Deep Channel. We began to recover gold in July 2003 and commenced sales of recovered gold in August 2003. As at November 30, 2003 we had recovered 451 ounces of gold from the Nolan Gold Project during the summer recovery operations. We completed sales of gold in the amount of $100,976 during 2003. Gold sales resulting from our exploration activities have been applied against exploration costs. Sales of our gold nuggets averaged a price of $501 per ounce. We had 254.5 ounces of gold in inventory as at November 30, 2003. The amount in our gold inventory is exclusive of any gold still present in the two tons of fine gold concentrates produced during our summer recovery operations after completion of the first phase of processing.

Our gold recovery operations continued through the summer of 2003 until late September 2003 when freeze-up forced recovery operations to be suspended. We recovered and processed a total of approximately 40,000 loose cubic yards of gravel materials from our underground and surface gold recovery activities. Exploration problems associated with warm weather during the winter of 2002/ 2003 caused our production of material for gold recovery processing to be significantly less than projected.

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

In summer/ fall of 2003 we began surface gold recovery operations on the Mary’s Bench and Wooll Bench regions of the Nolan Gold Project. We recovered approximately 20,000 loose cubic yards of gravel materials from surface gold recovery activities. We then processed those gravel materials at our gold recovery facility to recover 231 ounces of gold.

Planned Gold Recovery Activities

As a result of the water problems encountered with underground gold recovery activities, we have presently suspended our underground gold recovery activities on the Nolan Deep Channel. We have determined not to continue underground gold recovery activities at the Nolan Deep Channel until such time as we have completed further drilling on the Nolan Deep Channel in order to better delineate areas targeted for gold recovery while minimizing inflow water problems.

We have determined to proceed with gold recovery operations on the elevated benches above the Nolan Creek during the balance of the current year, rather than continuing with gold recovery operations from

17 of 51

the Nolan Deep Channel, as the elevated benches are less prone to the severe water problems that we encountered at the Nolan Deep Channel. We also plan to continue exploration of our Nolan properties in order to identify additional targets within the Nolan gold project for gold recovery activities.

During the first half of 2004, we drilled and targeted the Mary’s Bench East and the Swede Channel areas of the Nolan Gold Project with the objective of determining our exploration plan for the 2004 summer and winter season. Based on our geological review of the results of our drilling program, we have determined to commence gold recovery operations on the gravel bench known as the Mary’s Bench East that is located approximately 200 to 300 feet in elevation above the confluence of Nolan Creek and Archibald Creek. The results of our drilling program show a possible buried channel, which we believe may be an upstream portion of the previously mined Swede Channel. Our plan is to recover gold from the Mary’s Bench East placer deposit by underground gold recovery activities. Any gravel that is recovered as part of our exploration activities will be processed for gold recovery during the Spring and Summer of 2005.

Our plan of operations at the Nolan Gold Project will be continually evaluated and modified as exploration and gold recovery results become available. Modifications to our plan will be based on many factors, including: assessment of data, weather conditions, exploration costs, operation costs, the price of gold and available capital. Further, the extent of the gold recovery operations that we undertake will be dependent upon the amount of financing available to us to carry out these operations.

Exploration Program Planned for Nolan during 2004

Our exploration plans are to further define gold deposits in order to provide a basis for the assessment of the feasibility of future additional gold recovery activities at the Nolan project. We are currently undertaking an extensive geological exploration program on the Nolan Gold Project. The program includes drilling, as well as the review of geological and geophysical data. The overall objectives of our exploration program are as follows:

1.
To identify surface placer deposits at our Nolan Gold Project that are prospective for gold recovery operations. In general, these deposits are located in benches that are ancient river beds and lakeshore deposits located above the present channel of Nolan Creek. These deposits include Mary’s Bench, Wooll Bench, Workman’s Bench, Eureka Bench and Lower Nolan Bench. Mary’s Bench deposit was mined by us in 1995, the Eureka Bench was mined by us in 1994 and 1995 and the Workman’s Bench was mined by us in 1999 and 2000. The objectives of our drilling program will include the determination of the nature and extent of areas of known bench deposits that are prospects for gold recovery operations and the identification of new bench deposits that may be prospects for gold recovery operations.

2.
To determine whether there is a potential lode deposit of gold located on the Nolan Gold Project which may be the source of the placer gold found on the Nolan Gold Project. A lode deposit of gold occurs when gold is present in its host rock and is differentiated from placer gold which is gold that has been removed from its host rock by the process of erosion. Our drill program will be part of our ongoing geologic and geophysical investigations to determine whether there is a lode source on the Nolan Gold project that is the source of our placer gold deposits.

3.
To identify any placer deposits at the Slisco Bench deposit, which is located on our Hammond River property, that are prospective for gold recovery operations. The Slisco Bench deposit is approximately 3 to 4 miles northeast of the Nolan Deep Channel.

We began an exploration program in early 2003 which was directed at improving our placer deposit definition and discovering potential lode sources of the placer gold. We hired a senior exploration geologist in early 2003 to move this objective forward. Our exploration efforts were comprised of the analysis of geophysical data, geochemical sampling, company records and analysis provided by government mineral investigation efforts/ publications as well as the exploration drilling of target areas. Our exploration program was comprised of trenching with heavy equipment and drilling of target areas.

18 of 51

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

Currently we are undertaking the following activities as part of our exploration program on the Nolan Gold Project:

1.
We have designed and planned a hard rock drilling program to be completed in connection with the exploration of the identified area of mineralization that may be a lode deposit of gold and mobilized a drill to the area of the identified mineralization. We plan to drill the identified mineralization in the coming months. The results will be used to assess whether further geological exploration and drilling of this area of identified mineralization is warranted. Even if results of the drilling program are positive, substantial and extensive geological exploration and drilling beyond the scope of the current drilling program will be necessary to establish whether any identified mineralization will support economic development and mining of the deposit. There is no assurance that the results of our current drilling program will be positive or that any economic lode deposit of gold is associated with this mineralization.

2.
In September 2003 we commenced a drilling program on the upper portion of the Nolan Deep Channel. We have completed a total of 29 drill holes to date. In the future the results of these drill holes will assist in our plan to surface mine the upper portion of the Nolan Deep Channel below the “A” tunnel decline and above the “B” tunnel decline, as discussed above.

3.
We undertook a placer gold exploration drilling program during September and October of 2003 to define the upper Nolan Creek gold resource and to explore a part of the "Treasure Chest" zone. Additional infill drilling will need to be completed before an exploration decision for 2005 can be made. The Treasure Chest area was designated by our geological crew as applying to an area above Mary's Bench on the side of Smith Creek Dome. The area is a placer deposit target based on geological and geomorphologic interpretation. We drilled twenty-nine (29) holes on upper Nolan Creek and have now drilled 33 holes on the Treasure Chest area. The Treasure Chest is adjacent to and lies southeast of the Mary’s Bench deposit. The results of our drilling program have determined that the Treasure Chest bench contains sufficient gold to warrant further drilling in 2005.

4.
We also drilled 79 rotary drill holes in an area we labelled Mary’s Bench East. It lies just up hill from and adjoining Mary’s Bench. We believe exploration is warranted in this tract of land and we are working to reach a decision to do so by underground methods in the winter of 2004/ 2005. It includes what appears to be a portion of the previously identified “Swede Channel”. We have determined to proceed with underground exploration of the Mary’s Bench East deposit, however no gold will be recovered from this exploration activities until the summer of 2005 at the earliest.

5.
We have plans to drill the areas of the lower Nolan Deep Channel and the Slisco Bench. The Slisco Bench is approximately 3 to 4 miles northeast of the Nolan Deep Channel. The purpose of our drill program would be to obtain the necessary geotechnical and engineering data to determine whether commencement of underground exploration of the gold bearing gravels of the Slisco Bench is warranted. Our ability to complete drilling at these locations

19 of 51

will be dependent upon the amount of funds available for exploration and our exploration priorities.

Our exploration efforts at the Nolan Gold Project described above are to be conducted throughout the summer and winter of 2004 in order to identify targeted areas for exploration. Completion of these exploration efforts will include the following:

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

Placer gold is the main type of mineralization of interest on the property, however, we are currently exploring for a lode source for the placer gold. Known gold-bearing lodes identified on the Nolan Lode properties consist of stibnite-bearing quartz veins, and quartz veins containing free gold, which fill fractures cutting phyllite.

20 of 51

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

6. Estimates of Indicated and Inferred Resources

Cautionary Note to U.S. Investors concerning estimates of Indicated Resources

The following tables use the term ‘indicated resources’. Silverado advises U.S. investors that while this term is recognized and required by Canadian regulations (under National Instrument 43-101 Standards of Disclosure for Mineral Projects), the U.S. Securities and Exchange Commission does not recognize this term. U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

Cautionary Note to U.S. Investors concerning estimates of Inferred Resources

The following table uses the term ‘inferred resources’. Silverado advises U.S. investors that while this term is recognized and required by Canadian regulations (under National Instrument 43-101 Standards of Disclosure for Mineral Projects), the U.S. Securities and Exchange Commission does not recognize it. ‘Inferred resources’ have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an Inferred Mineral Resource will ever be upgraded to a higher category. Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. U.S. investors are cautioned not to assume that part or all of an inferred resource exists, or is economically or legally mineable.

In the B.C. Technical Report, Mr. Murton reported the following indicated and inferred resource estimates for the Nolan area properties. These resource estimates have been prepared in accordance with Canadian standards for reporting resources and reserves as set out in NI 43-101. BCY refers to bank cubic yards in the following table:

Name	Location	No. of Drill Holes	Volume	Grade	Category
D Block, #1 Below	On claim Discovery & #1 Below Discovery, Nolan Creek	15	11,100 BCY	0.35 oz./BCY	Indicated Resource
D Block #2 Below Discovery, Nolan Creek	On claim #2 BelowDiscovery, Nolan Creek	11	55,000 BCY	0.04 oz./BCY	Indicated Resource
3B3 Block	Nolan Creek below D Block #2	12	14,600 BCY	0.1 oz /BCY	Indicated Resource
Wooll Bench	Right limit of Archibald Creek	4	26,000 BCY	0.02 oz /BCY	Indicated Resource
Swede Gulch	Left limit of Nolan Creek	5	16,000 BCY	0.13 oz/BCY	Indicated Resource

21 of 51

Name	Location	No. of Drill Holes	Volume	Grade	Category
Smith Creek Camp	Right limit of Smith Creek	5	35,500 BCY	0.03 oz/BCY	Indicated Resource
Hammond / Slisco Bench	Right limit of Hammond River and right limit of Vermont Creek	64	42,800 BCY	0.03 oz/BCY	Indicated Resource

TOTAL INDICATED RESOURCE – NOLAN AREA PROPERTIES

BCY:	11,100
Grade:	0.35 oz/BCY

TOTAL INFERRED RESOURCE – NOLAN AREA PROPERTIES

BCY:	189,900
Grade:	0.045 oz/BCY

When calculating the above resources, emphasis was placed on reported assay values for individual drill holes. The drill hole intercept length was combined with the assay value to create a value of oz./BCY (bank cubic yard). The drill hole locations were plotted and an area of influence created around each hole to generate a total BCY figure. The density of drilling and values for contained gold were the criteria used for the final calculations.

We have discovered a number of new areas that contain placer gold mineralization on the Nolan property that are too loosely defined under NI 43-101 to allow the mineralization to be categorized as a resource. Additional exploration drilling and testing may bring these mineralized areas up to a higher level of confidence and thus a higher category which could be included in the total gold inventory of the property. There is no assurance however that this upgrade will take place.

Mr. Murton also concluded that there are indications of lode gold mineralization on the Nolan properties, but exploration is in a very early phase and more work is required before any assessment of this mineralization may be a completed.

HAMMOND PROPERTY (SLISCO BENCH)

1. Location and Access

Our Hammond property is located approximately 8 miles north of Wiseman, and 175 air miles north of Fairbanks, Alaska in the foothills of the Brooks Range in an area known as the Koyukuk Mining District. The Hammond property is located approximately three miles northeast of the Nolan Gold Project.

The Hammond property is accessible by the Trans-Alaska Pipeline road about 280 road miles north of Fairbanks, Alaska. An all-weather 4x4 road connects Hammond to the pipeline road.

A map illustrating the location and access to the Hammond property is provided above under the heading Nolan Gold Project.

2. Ownership Interest

Our Hammond Property consists of 24 federal placer claims and 36 federal lode claims covering one and one-half square miles. We entered into a lease of mining claims with option to purchase with Alaska

22 of 51

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

3. History of Operations

In 1993 we acquired the network of mining claims overlying the Slisco Bench gold-placer deposit. Since that time, we have conducted geological and drilling-oriented investigations on the property, and through those investigations, we have determined that a significant gold-placer deposit exists along the ancient buried high channel of the Hammond River. To date, we have completed 58 exploration drill holes on the Slisco Bench. While Slisco Bench has an indicated length of about 4500 feet, only about 1200 feet of the up-stream part of the bench were probed by our 1995 drilling program. The ancient river channel was located and found to contain placer gold similar to the gold nuggets which we have been targeting on the Nolan Creek claims. The channel is overlain by as much as 200 feet of frozen overburden. Therefore, if sufficient values of gold per cubic yard can be verified, Slisco Bench may be a favourable location for us to develop underground gold recovery activities.

The Hammond River drainage has been the subject of intense exploration since the early 1900’s. Poor exposures, difficult terrain, and deep overburden confronted the first explorers and early miners in the Hammond River region. Those miners who worked with persistence succeeded for the most part in developing small-scale projects constrained in scope by the inadequacies of their mechanical equipment, and the lack of technical knowledge and financial support. Nevertheless, because of the work done by these early explorers, the Hammond River has produced thousands of ounces of placer gold, including the second largest gold nugget ever discovered in Alaska – a nugget weighing more than 150 ounces.

4. Present Condition of the Property and Current State of Exploration

At present, we are restricting work on the Hammond property to federal claims filings and maintenance. In the future we may design an exploration drill program to test the entire length of the Slisco Bench in order to determine the location of the ancient river channel and to analyze drill samples for their placer gold content. We presently estimate that up to several hundred drill holes would be necessary to fully define the location and gold values of this area. We presently believe that drilling should occur in two phases, the first phase designed to outline the presence of the ancient channel and determine approximate dimensions as well as tenor of the gold bearing gravels. The second phase of drilling will be at closer line intervals with tighter hold spacing, and would serve to provide the technical information required upon which a mining pre-feasibility study would be based.

There is no plant or equipment located on the Hammond property. Currently, there is no power supply to the Hammond property.

5. Geology

The primary area of geological interest on the Hammond Property is placer gold deposits that are similar to the placer gold deposits present on the adjoining Nolan Gold Project. Geologically, the Slisco Bench gold-placer deposit is a deeply buried, permanently frozen, ancient and now abandoned river channel of

23 of 51

the Hammond River. Subsequent to the geologic processes that forced the Hammond River to abandon its channel at Slisco Bench, glacial and peri-glacial processes (processes acting upon permanently frozen terranes) buried the gold-bearing gravel of the Slisco deposit with as much as 230 feet of frozen sedimentary detritus. The deep thickness of frozen overburden identified probably prohibits the economical application of traditional open-pit methodologies. Underground placer gold recovery methods which we have utilized extensively would probably be used to remove the gold-bearing gravel.

Mineral investigations by our geologists in conjunction with a federal study of mineral resources in the area have revealed the presence of west-north-westerly striking gold bearing hydro-thermal quartz veins on the property. Those veins, in conjunction with a north-easterly trending shear zone are thought to have contributed, at least in part, to the placer gold found on the property.

6. Estimates of Indicated and Inferred Resources

The conclusions of the BC Technical Report regarding mineral resources on the Hammond Property are summarized above under the heading “Nolan Gold Project – Estimates of Indicated and Inferred Resources.”

24 of 51

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

A map illustrating the location and access to the Ester Dome Project is provided below:

25 of 51

2. Ownership Interest

The Ester Dome property is comprised of 52 state mineral claims and 1 unpatented federal mineral claim. The claims are not all contiguous in that there are 5 separate blocks of claims. Silverado Green Fuel is the registered owner of all claims.

The total area of all claims equals approximately 2.5 square miles and all claims are valid until Sept.1, 2004. There has been no legal survey on the claims.

There are 3 separate agreements covering the above mentioned 53 claims on the Ester Dome property.

a. Grant Mine

The 26 State mineral claims called the Grant Mine claims are covered by an option to purchase agreement with Mr. Roger Burggraf dated October 6, 1978, as amended in October 1997. Our ownership interest is subject to the payment of 15% of net profits until $2,000,000 has been paid, and 3% of net profits thereafter. Our minimum work requirements are $15,000 per year. In December of 1997, for the purpose of facilitating an agreement with Placer Dome U.S. Inc. and in consideration for us making a payment of $20,000, the conditional purchase and sale agreement was amended to reduce the royalty payments to 3% of net profits as defined in the agreement. Subsequent to November 30, 2003 we made delinquent payments in the amount of $20,000. The owner of the claims has confirmed our agreement is in good standing.

b. St. Paul / Barelka

The 22 State mineral claims called the St. Paul / Barelka claims are covered by a purchase agreement with Don May and Paul Barelka dated May 12, 1979. Our ownership interest is subject to the payment of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter.

c. Dobbs

The remaining 4 state mineral claims and 1 federal mineral claim called the Dobbs claims are covered by a purchase agreement with Mr. G. Dobbs dated November 6, 1984, as amended on August 4, 1996. Our ownership interest is subject to the payment of 15% of net profits until $1,500,000 has been paid and 3% of net profits thereafter. Our minimum work requirements are $1,500 per year. Access to Dobbs is the same route as St. Paul / Barelka. Our lease on this property is for 10 years, beginning in 1984, with five-year renewals thereafter. Subsequent to November 30, 2003, we paid delinquent payments in the amount of $9,117. The owner of the claims has confirmed our agreement is in good standing.

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

26 of 51

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

When Aurex became involved in the joint venture, a decision was made to construct a 230 ton per day gravity / cyanide mill to treat the expanded resource that had been outlined on the O’Dea structure above the 200’ level. This mill and related support facilities was constructed by Tri-con Mining Inc. for Silverado using a design provided by Melis Consulting Engineers Ltd. The completed mill was commissioned in October 1985 and was shut down in January 1986. During the short mill run, the plant operated above design capacity. Lower feed grades than had been forecast plus other underground problems caused Aurex to elect to withdraw from the project and a premature shutdown of the facility.

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

The total tonnage processed through the Grant mill up to 1989 amounts to 111,852 tons with a total of 11,215 oz. of gold produced for an average calculated recovered grade of 0.10 oz/ton. Gold recoveries from the Grant Mine are summarized as follows:

YEAR	DRY TONS	RECOVERED	RECOVERED
	MILLED	OZ. GOLD	GRADE
1980 – 1981(1)	4,170	1,424	0.341
1985 –1986	7,069	1,372	0.193
1987 - 1989	100,586	8,419	0.083

TOTALS	111,852	11,215	0.10

(1)	This material was processed through a 20 ton per day pilot plant prior to the construction of the Grant Mill.

We did not make a profit from our operations at the Grant Mine during any of the above periods during which we achieved gold recoveries.

The mill has been properly secured and remains in good condition.

27 of 51

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

If gold prices remain strong, we may re-commence exploratory drilling on our Ester Dome properties with the objective of increasing our database of geological information on these properties.

(b) May (St. Paul) / Barelka:

The St. Paul property is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the St. Paul property. Currently, there is no power supply to the St. Paul property.

We have no plans at this time to do any work other than as required for annual maintenance and when we do there is no guarantee the work will present economic viability for this deposit.

28 of 51

(c) Dobbs:

The Dobbs property is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the Dobbs property. Currently, there is no power supply to the Dobbs property.

We have no plans at this time to do any work other than as required for annual maintenance.

5. Geology

The Fairbanks Mining District is in the northwest part of the Yukon – Tanana metamorphic complex. This region, referred to variably as Yukon Crystalline Terrain, Yukon Cataclastic Complex or Yukon Tanana Terrain is an enormous tract of multiple deformed and metamorphosed rocks occupying much of east central Alaska and adjoining Yukon Territory.

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

Four main structural patterns that crosscut stratigraphy and folding are present on Ester Dome. The most prominent is northeast trending shearing that is probably related to northeast thrusting in the region. Most of the past and present exploration has taken place along mineralized veins and shears parallel to this trend.

6. Estimates of Indicated and Inferred Resources

Cautionary Note to U.S. Investors concerning estimates of Indicated Resources

The following tables use the term ‘indicated resources’. Silverado advises U.S. investors that while this term is recognized and required by Canadian regulations (under National Instrument 43-101 Standards of Disclosure for Mineral Projects), the U.S. Securities and Exchange Commission does not recognize this term. U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

Cautionary Note to U.S. Investors concerning estimates of Inferred Resources

The following table uses the term ‘inferred resources’. Silverado advises U.S. investors that while this term is recognized and required by Canadian regulations (under National Instrument 43-101 Standards of Disclosure for Mineral Projects), the U.S. Securities and Exchange Commission does not recognize it. ‘Inferred resources’ have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an Inferred Mineral Resource will ever be upgraded to a higher category. Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies, except in

29 of 51

rare cases. U.S. investors are cautioned not to assume that part or all of an inferred resource exists, or is economically or legally mineable.

A. GRANT MINE - O’DEA STRUCTURE

The determinations of indicated resources at the Grant Mine - O’Dea Structure in the BC Technical Report are summarized as follows:

INDICATED	RESOURCE	ESTIMATE
BLOCK	SQ. FEET	WIDTH FEET	TONS	GRADE OZ /TON
CORE	305,620	10.9’	266,500	0.31

B. DOBBS –( ETHEL – ELMES)

The determinations of inferred resources at the Dobbs (Ethel-Elmes) property are summarized in the BC Technical Report as follows:

INFERRED	RESOURCE	ESTIMATE
BLOCK	SQ. FEET	WIDTH FEET	TONS	GRADE OZ/TON
UNDER ELMES PIT	102,270	11	90,000	0.05
UNDER ETHEL PIT	102,270	11	90,000	0.05
TOTAL			180,000	0.05

C. ST. PAUL

The determinations of inferred resources at the St. Paul property are summarized in the BC Technical Report as follows:

INDICATED	RESOURCE	ESTIMATE
BLOCK	SQ. FEET	WIDTH FEET	TONS	GRADE OZ/TON
DRILLED OFF	62,500	40	200,000	0.08

INFERRED	RESOURCE	ESTIMATE
BLOCK	SQ. FEET	WIDTH FEET	TONS	GRADE OZ/TON
BELOW INDICATED	24,062	40	77,000	0.08

Mr. Murton recommended that, when funds become available, Silverado reassess the voluminous data base available on the properties before planning future work. Mr. Murton concluded that the Ester Dome property does have merit and warrants additional work.

30 of 51

EAGLE CREEK PROPERTY

1. Location and Access

The Eagle Creek property is accessed by the Steese Highway, 10 miles north of Fairbanks, Alaska to Fox, Alaska, then traveling along the Elliot highway 6 miles north to Murphy Dome Road, then west along Murphy Dome Road about 5 miles to the property.

A map illustrating the location and access to the Eagle Creek property is provided below:

31 of 51

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

A number of companies worked on the property from 1964 to the present, including Silver Ridge Exploration Co. in 1964, Cantu Minerals Association in 1969, Aalenian Resources in 1976 which later became Silverado Gold Mines Ltd, Mohawk Oil Company in 1977 and Can-Ex Resources in 1989. In 1990 ACNC assumed Can-Ex’s interest in the claims and subsequently returned the claims to Can-Ex in 1993. Can-Ex’s interest has since reverted back to Silverado.

During the past years, a number of surveys and a variety of work have been completed over the property. Extensive geochemical surveys have been completed as well as geological mapping, geophysical surveys, diamond and reverse circulation drilling, underground development and test exploration on antimony veins, and in 1977, gravity milling to produce an antimony concentrate.

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

32 of 51

4. Present Condition of the Property and Current State of Exploration

We did not complete any exploration activity on the Eagle Creek property during 2003 other than maintenance, and none is planned for 2004. However, extensive exploration drilling has shown gold mineralization throughout the property. Exploration of the Eagle Creek property is currently in the preliminary stages.

The Eagle Creek property is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the Eagle Creek property. Currently, there is no power supply to the Eagle Creek property, although GVEA power transmission lines run through the property and could supply power in the event a facility is warranted for ore processing in the future. Surface exploration work, including geochemical and geophysical surveys is recommended to be continued as a means of tracing promising mineral bearing rock units. Drilling is recommended to test the subsurface continuity and gold content of the rock units.

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

6. Estimates of Indicated and Inferred Resources

The BC Technical Report concluded that there are no mineral resources or mineral reserves on the Eagle Creek property.

33 of 51

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

GLOSSARY OF TERMS

The definitions of geological and technical terms used in this Annual Report on Form 10-KSB are provided below:

Amphibolite Facies	An assemblage of minerals formed under medium to high pressure during regional metamorphism

Arsenopyrite	Mineral composed of iron, arsenic and sulphur.

Auriferous	Containing gold.

Bedrock	Rock units which underlie unconsolidated surface overburden or soils.

Brecciated	Rock composed of angular fragments held together in a matrix.

Calcareous Schist	A laminated metamorphic rock containing calcium carbonate.

Chlorite Schist	A laminated metamorphic rock containing prominent chlorite, which is a hydrated silicate of aluminium, iron and magnesium.

Chloritic Quartzite	A metamorphic rock composed primarily of quartz (silicon dioxide) with minor chlorite (see previous entry).

Dikes	A tabular intrusive body of rock with a vertical or near vertical orientation.

Diorite	A body of intrusive rock composed of feldspars, amphibole and a small amount of quartz.

Dioritic Dikes	See dikes. See diorite.

Dominant Lithology	In a given area, the rock type occurring at the highest percentage.

Drilling
The process of boring a hole in the rock to obtain a sample for determination of metal content. “Diamond Drilling” involves the use of a hollow bit with diamonds on the cutting surface to recover a cylindrical core of rock. “Reverse Circulation Drilling” involves chips of rock being forced back through the center of the drill pipe using air or water.

Exploration	The process of using prospecting, geological mapping, geochemical and geophysical surveys, drilling, sampling and other means to

34 of 51

detect and perform initial evaluations of mineral deposits.

Fairbanks Schist	A grouping of metasedimentary rocks which underlie much of the Fairbanks District.

Federal Lode Claims, Federal Placer Claims	Mineral claims up to 20 acres, located on federal land under the U.S. Exploration Law of 1872. See below for definitions of “Lode” and “Placer”.

Felsic	A mnemonic adjective derived from (fe) for feldspar. (1) for feldpathoids and (s) for silica and is applied to light-colored rocks containing an abundance of one or all of these constituents.

Geochemical Survey	Sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them. E.g., Arsenic may indicate the presence of gold.

Geophysical Survey	Electrical, magnetic and other means used to detect features, which may be associated with mineral deposits.

Gold Deposit	A concentration of gold in rock sufficient to be of economic interest.

Granite	An intrusive rock which includes feldspar, mica and quartz.

Graphitic Phyllite	Metamorphic rock intermediate between slate and schist, and containing graphite (carbon).

Greenschist Facies	An assemblage of minerals formed under low to medium pressure during regional metamorphism.

Host Rocks	A term used for a rock unit which, as a result of favorable structural or chemical characteristics, provides an environment for precipitation or deposition of metals or other foreign materials.

Lode Source	The lode mineral deposit from which placer minerals have been derived by erosion.

Lode	Mineral in place in the host rock, as in “lode gold”.

Metamorphic Complex	A grouping of metamorphic rocks which have complicated structural relationships.

Metamorphism	Processes, including pressure, heat and introduction of new chemical substances, by which consolidated rocks are changed from one form to another.

Metasedimentary	Partially metamorphosed sedimentary rocks.

Metasiltsone	A rock formed from consolidated silt, which has been partially changed to schist.

Micaceous Quartzite	A metamorphic rock, mostly quartz with minor mica.

Micaceous	Containing mica, usually referring to metamorphic rocks.

Mineral Claims	General term used to describe the manner of land acquisition under which the right to explore, develop and extract metals is established.

35 of 51

mineral reserve

Securities and Exchange Commission Industry Guide 7 Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations of the Securities and Exchange Commission defines a ‘reserve' as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

(1) Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

(2) Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

mineral resource

National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators defines a "Mineral Resource" as a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth's crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

Mineral Resources are sub-divided, in order of increasing geological confidence, into Inferred, Indicated and Measured categories. An Inferred Mineral Resource has a lower level of confidence than that applied to an Indicated Mineral Resource. An Indicated Mineral Resource has a higher level of confidence than an Inferred Mineral Resource but has a lower level of confidence than a Measured Mineral Resource.

(1) Inferred Mineral Resource. An ‘Inferred Mineral Resource' is that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

(2) Indicated Mineral Resource. An ‘Indicated Mineral Resource' is that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is

36 of 51

based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

(3) Measured Mineral Resource. A ‘Measured Mineral Resource' is that part of a Mineral Resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

Industry Guide 7 – "Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations" of the Securities and Exchange Commission does not define or recognize resources. As used in this Annual Report on Form 10-KSB, "resources" are as defined in National Instrument 43-101.

Muscovite	A light coloured mica.

Phyllite	An argillaceous rock intermediate between slate and schist.

Placer	Mineral, which has been separated from its host rock by natural processes and is often reconcentrated in streams as “placer deposits” or “placer gold”.

Porphyritic Phases	Areas of rock in which one or more minerals occur as larger crystals in a relatively finer groundmass.

Pyrite	A mineral containing iron and sulphur.

Quartzite	A metamorphic rock composed mostly of quartz (silicon dioxide)

Quartz-Mica Schist	A laminated metamorphic rock with roughly equal quartz and mica.

Resistivity Low	In geophysical surveying, an area with higher electromagnetic conductivity than the surrounding area.

Schist	Flat plate-like metamorphic rock formations, which contain primarily mica.

Slate	A metamorphosed mudstone.

State Claims	Mineral claims up to 40 acres, located on State of Alaska lands.

Stibnite	A mineral composed of antimony and sulphur.

Stocks	Small intrusive bodies of rock.

Thrust Fault Contact	One rock type pushed over top of another at a relatively low angle.

37 of 51

PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Our plan of operation for the next twelve months is discussed below:

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

Based on the results of our geological exploration conducted in the first half of 2004, we have determined to proceed with the gold recovery activities on the gravel bench known as the Mary’s Bench East. The Mary’s Bench East gravel bench is located approximately 200 to 300 feet in elevation above the confluence of Nolan Creek and Archibald Creek. We plan to carry out gold recovery activities on the Mary’s Bench East gravel bench using underground exploration methods. Any gravel that is recovered as part of our activities will be processed for gold recovery during the Spring and Summer of 2005.

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

We are currently undertaking an extensive geological exploration program on the Nolan Gold Project. The objective of this geological exploration program is to further define gold deposits in order to provide a basis for the assessment of the feasibility of future additional exploration and gold recovery activities at the Nolan Gold Project. We plan to conduct further exploration of the Nolan Placer and Nolan Lode properties within the Nolan Gold Project. Our planned geological exploration program is described in detail in the section of this Annual Report on Form 10-KSB entitled Description of Properties – Nolan Gold Project. We plan to spend approximately $600,000 on exploration activities during the next twelve months. This amount will fluctuate depending on the actual amount of funds that we have available for exploration.

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

38 of 51

RESULTS OF OPERATIONS

Year ended November 30, 2003 compared to the year ended November 30, 2002.

Revenues

We did not earn revenues during the year ended November 30, 2003 or November 30, 2002 as we did not reach commercial production of gold from the Nolan Gold Project during this period.

We achieved gold sales of $100,976 during the year ended November 30, 2003. These gold sales represented sales of gold recovered during our summer recovery operations at the Nolan Gold Project. Under our accounting policies, these gold sales were treated as sales received incidental to exploration activities on the Nolan Gold Project. Due to this accounting treatment, gold sales were offset against exploration costs associated with the Nolan Gold Project. We will not treat sales of gold recovered from Nolan Gold Project as revenues until such time as we have reached commercial levels of gold production from the Nolan Gold Project.

We plan to re-commence extraction activities in summer 2005 when available melt water will allow the processing of material to separate gold if we proceed with any gold recovery activities in 2004/ 2005. There is no assurance that we will be able to undertake any gold recovery activities during the 2004/ 2005 winter season. There is no assurance that we will be able to process any gold bearing gravel material for gold recovery during the 2005 summer season. Any recoveries from gold sales are not anticipated to be realized until the third quarter of 2005, at the earliest. We cannot provide investors with any assurance as to sales of gold during fiscal 2005 due to the uncertainties of our gold recovery activities. See Risk Factors.

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

Operating Costs

We did not incur any operating costs during the years ended November 30, 2003 and November 30, 2002 due to the fact that we did not achieve production from exploration activities during either year.

We incurred exploration costs in the amount of $4,766,335, net of recoveries from gold sales, on the Nolan Gold Project during the year ended November 30, 2003 and $1,114,498 during the year ended November 30, 2002.

Expenses

Our expenses decreased to $3,683,514 for the year ended November 30, 2003 compared to $3,834,291 for the year ended November 30, 2002, representing a decrease of $150,777 or 4%. The decrease in expenses was primarily attributable to reductions in consulting fees advertising and promotion, research and foreign exchange gain during the year ended November 30, 2003. Decreases on these expenditures were largely off-set by increases in general exploration, capital lease obligations, office and exploration cost write-off expenses.

Management services attributable to the activities of the Tri-Con Group remained relatively unchanged at $204,932 for the year ended November 30, 2003 compared to $204,059 for the year ended November 30, 2002.

39 of 51

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

Research activities attributable to the low-rank coal water fuel technology decreased to $148,465 for the year ended November 30, 2003 compared to $256,954 for the year ended November 30, 2002, representing a decrease in the amount of $108,489 or 42%. Research activities were primarily in connection with the submission of our application for a grant to the Department of Energy and include the compensation of Dr. Warrack Willson. We anticipate that these expenses will not increase during the current fiscal year based on our decision to re-submit our application for the next round of financing. We do not expect significant increases in research expenses as we plan to continue our focus on exploration and gold recovery activities at the Nolan Gold Project.

Office expenses increased to $581,205 for the year ended November 30, 2003 compared to $374,392 for the year ended November 30, 2002, representing an increase of $206,813 or 55%. This increase reflects our increased general operations and increased activity in our offices in Fairbanks, Alaska in connection with our increased exploration and gold recovery activities at the Nolan Gold Project.

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

We will require additional financing during the current fiscal year due to our current working capital deficiency, our plan of operations for the Nolan Gold Project, our planned exploration activities and our plan to continue to pursue financing through U.S. and state government programs and initiatives and through private sources. We are able to proceed with our plan of operations for approximately six months based on our current cash reserves. While financing requirements will be off-set by revenues generated from gold sales, these gold sales are not anticipated to cover all financing requirements. In addition, revenues will be subject to the quantity of gold recovered. See Risk Factors.

40 of 51

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

Investing Activities

We used $4,854,126 in investing activities during the year ended November 30, 2003 compared to $2,464,796 during the year ended November 30, 2002, representing an increase of $2,389,330. The increase was due to our determination to proceed with equipment leases and exploration activities in connection with our operations at the Nolan Gold Project.

We incurred exploration costs in the amount of $4,766,335 on the Nolan Gold Project during the year ended November 30, 2003. These amounts were capitalized and are included in our consolidated statements of cash flows as investing activities.

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

Tri-Con Group

We had pre-paid $118,889 to the Tri-Con Group as of November 30, 2003 in connection with planned exploration activities to be carried out on the Nolan Gold Project during fiscal 2004. These activities will be carried out by the Tri-Con Group on behalf of us in accordance with our operating agreements with the Tri-Con Group. See Item 12 – Certain Relationships and Related Transactions.

41 of 51

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

42 of 51

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

43 of 51

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

44 of 51

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements listed below were prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars. These principles conform, in all material respects, with those generally accepted in Canada.

45 of 51

Consolidated Financial Statements
(Expressed in U.S. Dollars)

Silverado Gold Mines Ltd.
(An Exploration Stage Company)

Years ended November 30, 2003, 2002

F1

AUDITORS' REPORT

To the Stockholders of
Silverado Gold Mines Ltd. (An Exploration Stage Company)

We have audited the consolidated balance sheets of Silverado Gold Mines Ltd. (an exploration stage company) as at November 30, 2003 and 2002, and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2003 and 2002, and the results of its operations and cash flows for the years then ended in accordance with United States and Canadian generally accepted accounting principles. As required by the Company Act (British Columbia), we report, that in our opinion, these principles have been applied on a consistent basis.

Vancouver, Canada	“Morgan & Company”

January 31, 2004	Chartered Accountants

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

Vancouver, Canada	“Morgan & Company”

January 31, 2004	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

F2

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in United States Dollars)

	As at November 30
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$397,290	$905,000
Gold inventory	100,519	10,149
Accounts receivable	23,093	8,348
	520,902	923,497

Exploration advances (note 9)	118,889	579,745
Mineral properties (note 3)	6,690,362	2,274,027
Building, plant and equipment, (note 4)	2,926,663	2,404,984

	$10,256,816	$6,182,253

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities (note 5)	$594,840	$660,248
Loans payable secured by gold inventory	7,873	35,729
Mineral claims payable	240,000	140,000
Convertible debentures, current portion	193,303	691,978
Capital lease obligation, current portion	594,085	-
	1,630,101	1,527,955

Convertible debentures (note 6)	194,142	644,331
Capital lease obligations (note 7)	641,492	946,150
	2,465,735	3,118,436

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

F3

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in United States Dollars)

	Years Ended November 30
	2003	2002

Expenses:

Accounting and audit	$21,683	$36,312
Advertising and promotion	417,856	573,592
Consulting fees	911,796	1,958,258
Depreciation	277,138	105,972
General exploration	507,247	98,006
Interest on convertible debentures	50,045	154,023
Interest on capital lease obligations	144,257	-
Legal	77,974	35,766
Loss (gain) on foreign exchange	(58,671)	10,420
Management services	204,932	204,059
Office	581,205	374,392
Other interest and bank charges	8,741	4,679
Reporting and investor relations	15,397	3,430
Research	148,465	256,954
Transfer agent fees and mailing	25,449	18,428
Exploration cost written off	350,000	-
	3,683,514	3,834,291

Interest and other income	8,435	78,890

Loss for the year	(3,675,079)	(3,755,401)

Loss per share - basic and diluted	$(0.03)	$(0.05)
Basic and diluted weighted average number of
common shares outstanding	117,206,696	74,835,801

See accompanying notes to the consolidated financial statements

F4

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)

	Years Ended November 30
	2003	2002

Cash provided by (used in):

Operating activities:
Loss for the year	$(3,675,079)	$(3,755,401)
Adjustments to reconcile loss to net cash provided
by (used in) operating activities:
Depreciation	277,138	105,972
Stock based compensation	543,967	1,629,271
Stock issued for interest	57,388	42,469
Non-cash interest expense	39,257	-
Exploration cost written off	350,000	-

Changes in non-cash operating working capital:
Accounts receivable	(14,745)	(5,472)
Gold inventory	(90,370)	991
Accounts payable and accrued liabilities	(65,408)	(14,317)
Increase (Decrease) in mineral claims payable	100,000	(176,500)
	(2,477,852)	(2,172,987)

Investing activities:
Purchase of equipment	(548,647)	(770,553)
Advances for exploration	460,856	(579,745)
Mineral properties expenditures, net of recoveries	(4,766,335)	(1,114,498)
	(4,854,126)	(2,464,796)

Financing activities:
Common stock issued for cash (net of share issue cost)	6,758,820	5,817,000
Repayment of convertible debentures	(21,696)	-
Shares to be issued	115,000	-
Repayment of loans payable	(27,856)	-
Due to related party	-	(291,310)
	6,824,268	5,525,690

Net (Decrease) Increase in cash and cash	(507,710)	887,907
equivalents

Cash and cash equivalents, beginning of year	905,000	17,093

Cash and cash equivalents, end of the year	$397,290	$905,000

Supplementary disclosure with respect to cash flow (note 14)

F5

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
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

F6

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended November 30, 2003 and 2002

1.

Description of business:

We are engaged in the acquisition and exploration of mineral properties and the development of low-rank coal-water fuel as a replacement for oil fired boilers and utility generators.

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

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The application of the going concern concept and the recovery of amounts recorded as mineral properties and the capital assets are dependent on our ability to obtain additional financing to fund our operations our acquisition and exploration activities, the discovery of economically recoverable ore on our properties, and the attainment of profitable operations.

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

F7

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

F8

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

F9

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

The estimated weighted average fair value of the options granted in 2003 was prepared using the Black-Scholes Pricing Model assuming a risk-free rate of 5.25% (2002 – 5.25%), an expected dividend yield of 0% (2002 – 0%) an expected volatility of 108% (2002 – 127%) and a weighted average expected life of 1.5 years (2002 – 1.4 years).

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

F10

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

F11

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended November 30, 2003 and 2002

2.	Significant accounting policies (continued):

(n)

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

F12

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

F13

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

Exploration costs
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

F14

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

F15

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

$641,492

F16

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended November 30, 2003 and 2002

8.	Common stock:

(a)	Stock options: A summary of the change in stock options for the year ended November 30, 2003 and 2002 is presented below.

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding at November 30, 2001	4,050,000	$0.20
Granted	5,650,000	0.18
Exercised	(6,900,000)	0.13

Outstanding at November 30, 2002	2,800,000	0.25
Granted	7,220,000	0.63
Exercised	(200,000)	0.35
Expired	(400,000)	0.35

Outstanding at November 30, 2003	9,420,000	$0.52

As at November 30, 2003, the following stock options were outstanding:

		OUTSTANDING OPTIONS		EXERCISEABLE OPTIONS
		Weighted	Weighted
		Average	Average		Weighted
Range of		remaining	remaining		average
exercise price	Number	contractual life	exercise price	Number	exercise price

$0.10 to $0.20	2,370,000	2.10 years	$0.14	1,770,000	$0.16
$0.30 to $0.40	550,000	1.31 years	$0.35	150,000	$0.35
$0.50 to $0.70	6,500,000	5.02 years	$0.68	6,500,000	$0.68
	9,420,000	4.07 years	$0.52	8,420,000	$0.57

(b)	Warrants: A summary of the warrants outstanding as at November 30, 2003, is presented below:

Number	Exercise	Expiry
of Warrants	Price	Date

8,433,334	$0.075	October 2004

F17

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

The Tri-Con Group are operations, exploration contractors, and have been employed by us under contract since 1972 to carry out all our fieldwork and to provide administrative and management services. Under the current contract dated January, 1997, work is charged at cost plus 25 % for exploration and cost plus 15 % for mining. Cost includes out of pocket or actual cost plus 15 % charge for office overhead including stand by and contingencies. There is no mark up on capital purchases. Services of the directors of the Tri-Con Group who are also Directors of ours are not charged. At November 30, 2003, we had prepaid $118,889 (2002 – $579,745) to the Tri-Con Group for exploration, and administration services to be performed during the next fiscal period on behalf of us. For the year 2003, the Tri-Con Mining Group’s services focused mainly on corporate planning, mining, engineering, and preparation for year round production on our Nolan property, administration services at both our field and corporate offices, and the Low-Rank Coal-Water fuel project.

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on our projects, and include interest charged on outstanding balances at the Tri-Con Group's borrowing costs are shown below:

	2003	2002

Exploration, and field services	$3,841,618	$824,083
Administrative and management services	427,551	194,272
Research	148,465	256,954
	$4,417,634	$1,275,309

Amount of total charges in excess of Tri-Con
costs incurred	$984,726	$348,634

Excess amount charged as a percentage of
actual costs incurred	22.3%	27.3%

F18

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
(An Exploration Stage Company) |
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
(a)

Reportable segments:

We operate in one reportable segment being the acquisition and exploration of mineral properties. Our development of low-rank coal-water-fuel is in its initial stages and is not a reportable segment.

(b) Geographical information: The following presents financial information about geographical areas:

	2003	2002
Loss for the year:
Canada	$1,746,886	$3,059,339
United States	1,928,193	696,062

	$3,675,079	$3,755,401
Long-lived assets:
Canada	$19,618	$67,471
United States	9,597,407	4,611,540

	$9,617,025	$4,679,011

F20

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended November 30, 2003 and 2002

14.	Supplementary cash flow information:

	2003	2002

Cash payments made during the year:
Interest	$12,491	$4,679

Supplemental non-cash investing and financing
activities:
Purchase of mining equipment under capital lease	$250,170	$946,150
Issuance of shares:
In lieu of required payment on convertible
debentures	$927,168	$1,061,307
In lieu of interest payable on convertible	$57,388	$160,301
debentures
For consulting services	$285,472	$1,232,551

15.	Subsequent events: Subsequent to the year ended November 30, 2003, we:

a)	Issued a total of 1,102,500 shares to consultants for a portion of their services under the terms of the service agreements at a value of $149,400

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

f)	Repriced 6,500,000 stock options previously issued from an exercise price of $0.68 per share to a price of $0.13 per share.

g)	Granted 5,680,000 stock options to the directors and officers of ours to acquire shares of us at a price of $0.13 per share exercisable until January 8, 2011.

F21

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended November 30, 2003 and 2002

15.	Subsequent events (continued)

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

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position

Garry L. Anselmo	60	Director and Chairman of the Board; President, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer

James F. Dixon (1) (2)	57	Director

Stuart C. McCulloch (1) (2)	69	Director

John R. Mackay	72	Corporate Secretary

Edward J. Armstrong	56	President of Silverado Green Fuel Inc.

Dr. Warrack G. Willson	60	Vice-President, Fuel Technology of Silverado Green Fuel Inc.

(1)	Member of Silverado's Audit Committee
(2)	Member of Silverado’s Compensation Committee

Set forth below is a brief description of the background and business experience of each of the Company’s executive officers and directors for the past five years:

Garry L. Anselmo

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

Mr. Anselmo devotes his full business time to our business.

James F. Dixon

Mr. Dixon has been one of our directors since May 6, 1988. Mr. Dixon is presently a lawyer and a partner in the law firm of Shandro Dixon Edgson, Barristers and Solicitors, of Vancouver, British Columbia. Mr. Dixon has been engaged in the practice of law since 1973. Mr. Dixon holds a bachelor of commerce degree and a bachelor of law degree.

Mr. Dixon devotes his full business time to his legal practice. Mr. Dixon devotes his time to our business on a part-time basis as required to attend meetings of our directors and to fulfill his obligations as one of our directors.

46 of 51

Stuart C. McCulloch

Mr. McCulloch has been one of our directors since December 14, 1998. Mr. McCulloch is also a director of our subsidiary, Silverado Green Fuel Inc. Mr. McCulloch retired as district manager from Canada Safeway in January, 1991.

Mr. McCulloch is presently retired. Mr. McCulloch devotes his time to our business on a part-time basis as required to attend meetings of our directors and to fulfill his obligations as one of our directors.

John R. Mackay

Mr. Mackay has served as our corporate secretary since June 1998. Mr. Mackay is a practicing lawyer who practiced as a sole practitioner from March 1993 to June 1998 prior to joining Silverado. Prior to 1993, Mr. Mackay was a lawyer and partner in the law firm Davis and Company, Barristers and Solicitors, of Vancouver, British Columbia where he practiced for 35 years. Mr. Mackay is presently our in-house legal counsel. Mr. Mackay presently practices law on a part-time basis.

Mr. Mackay provides his services as corporate secretary and in-house legal counsel on a part-time basis as required by us.

Edward J. Armstrong

Mr. Armstrong has been the president of our subsidiary, Silverado Green Fuel Inc., since September 1997. Mr. Armstrong is also the president of Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc., the United States operating subsidiaries of Tri-Con Mining Ltd. Mr. Armstrong is the holder of a bachelor of science degree in geology from Washington State University which he received in 1971. Mr. Armstrong is also a professional geologist qualified in the states of Alaska and Arizona.

Mr. Armstrong devotes approximately 90% of this business time to our business. Mr. Armstrong provides his services through a private consulting company owned by Mr. Armstrong. The balance of Mr. Armstrong’s business time is spent on projects undertaken by Tri-Con that are unrelated to our business.

Dr. Warrack G. Willson

Dr. Willson was appointed our vice-president, fuel technology, in March 2000, to lead the conversion of the Grant Mill into a demonstration level low-rank coal-water fuel plant. Dr. Willson received a supervisory chemical engineering rating from the US Civil Service Commission in 1978, a PhD in physical chemistry from the University of Wyoming in 1970 and a bachelor of arts in chemistry and mathematics from the University of Northern Colorado in 1965. He founded Coal-Water Fuel Services in 1994, which provides engineering services to develop clean coal conversion projects to develop low cost and non-hazardous alternatives to oil.

Dr. Willson is a full-time employee of Tricon and devotes his full business time to our low-rank coal water fuel project.

SIGNIFICANT EMPLOYEES

We do not have any significant employees, other than our directors and executive officers named above.

FAMILY RELATIONSHIPS

Mr. Anselmo and Mr. McCulloch, each of whom is one of our directors, are cousins.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of our shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of

47 of 51

directors to hold office until their successors are appointed. The last annual meeting of our shareholders was held on May 17, 2004.

AUDIT COMMITTEE

Our audit committee is comprised of James Dixon and Stuart McCulloch. Our board of directors has determined that each member of our audit committee is independent as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards. Our board of directors has determined none of the directors on our audit committee presently meets the definition of a “financial expert” based on their respective experience and qualification. Our board of directors is presently looking for a suitable candidate to join as a member of our board of directors and who would meet the definition of “financial expert”.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is publicly available on our website at www.silverado.com. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at www.silverado.com or in a report on Form 8-K filed with the SEC.

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

48 of 51

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit
Number	Description of Exhibit

3.1	Articles of the Company (1)
3.2	Amendment to Articles of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of the Company (8)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	2003 Stock Option Plan (7)
10.13	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (9)
10.14	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (9)
10.15	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (9)
10.16	Consultant Agreement between the Company and Smith Conciglia Consulting, Inc. dated May 16, 2004 (9)
10.17	Form of Delay Agreement between the Company and certain of the Selling Shareholders.(9)
10.18	2004 Stock Option Plan (10)
23.1	Consent of Morgan & Company, Chartered Accountants (11)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(11)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.

49 of 51

(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Schedule 14A Proxy Statement filed April 29, 2003.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004;
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(11)	Filed as an exhibit to this Amendment No. 1 to Annual Report on Form 10-KSB.

(b) Reports on Form 8-K.

We did not file any current reports on Form 8-K during the last quarter of our fiscal year ended November 30, 2003.

50 of 51

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO GOLD MINES LTD.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
Director
Date: October 19, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: October 19, 2004

By:	/s/ James F. Dixon
James F. Dixon
Director
Date: October 19, 2004

By:	/s/ Stuart McCulloch
Stuart McCulloch
Director
Date: October 19, 2004

51 of 51