Form 10KSB
period 2004-11-30
SILVERADO GOLD MINES LTD
filed 2005-03-30
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

  ☒  Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended NOVEMBER 30, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the
Exchange Act.) $13,939,243 as of March 2, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 252,151,013 common shares, no par value outstanding as of March 2, 2005.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

ITEM 1.               DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of test mining activities and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration activities, including test mining activities, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

INTRODUCTION

We are engaged in the acquisition and exploration of mineral properties in the State of Alaska. Our primary focus is the exploration of our Nolan Gold Project, located 175 miles north of Fairbanks, Alaska. Our plan of operations is to carry out exploration activities at the Nolan Gold Project. Our exploration activities include test mining activities that we carry out as part of our exploration programs.

We are also seeking financing to enable us to proceed with the construction of a commercial test facility to establish the viability of the production of low-rank coal-water fuel as a replacement for oil fired boilers and utility generators. There is no assurance that we will be able to obtain any financing for this project.

CORPORATE ORGANIZATION

Silverado Gold Mines Ltd. was incorporated under the laws of British Columbia, Canada in June 1963. We operate in the United States through our wholly owned subsidiary, Silverado Green Fuel Inc. (formerly Silverado Gold Mines Inc.), an Alaskan company incorporated in 1981. We filed a transition application and notice of articles with the British Columbia Registrar of Companies on April 20, 2004 in order to replace our former memorandum adopted under the British Columbia Company Act and to alter our current articles to the extent necessary to ensure compliance with the British Columbia Business Corporations Act (the “BC Business Corporations Act”). The BC Business Corporations Act came into force in British Columbia on March 29, 2004 and replaced the former British Columbia Company Act. The transition notice and notice of articles was filed under the BC Business Corporations Act that requires any British Columbia company incorporated under the former British Columbia Company Act to, within two years following the coming into force of the BC Business Corporations Act, transition under the BC Business Corporations Act by filing with the British Columbia Registrar of Companies a transition application and notice of articles.

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

We are an exploration stage company. All of our properties are presently in the exploration stage. We do not have any commercially viable reserves on any of our properties. There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Our plan of operations for each of our groups of mineral properties is discussed below:

1.               The Nolan Gold Project

Our primary area of exploration interest is the Nolan Gold Project. The properties comprising the Nolan Gold Project, our exploration activities at the Nolan Gold Project and our plan of operations for the Nolan Gold Project are discussed in detail under the heading Description of Properties in this annual report.

Our activities at the Nolan Gold Project are exploration stage activities. There is no assurance that a commercially viable mineral deposit exists on the Nolan Gold Project. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of the Nolan Gold Project is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on the Nolan Gold Project.

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

Our objective is to establish the commercial viability of the low-rank coal-water fuel technology by adapting our Grant Mill located on the Ester Dome property into a commercial-scale demonstration facility for producing and testing LRCWF. The estimated cost of a three-year demonstration project is $20,000,000. In 2002, we applied to the United States Department of Energy (DOE) under the first solicitation of their Clean Coal Power Initiative on July 30, 2002 for a 50:50 cost share funding with objective of achieving the financing necessary to proceed with the demonstration project. Our application was not selected. Based on news from the Department of Energy (DOE), we determined in 2004 not to submit a proposal to the DOE’s second solicitation under the Clean Coal Initiative this September 2004, as the DOE imposed a narrower focus for the second round of solicitations, namely “technology advancements for gasification-based electricity production, advanced mercury control, and sequestration and sequestration-readiness.” We are continuing work to gain alternate funding through the US Government and through private sources for this project. There is no assurance that we will obtaining any funding.

From time to time as conditions or funds warrant, we may re-evaluate our development programs in response to changing economic or environmental conditions. Such a re-evaluation may result in us not pursuing the commercialization of the low-rank coal-water fuel technology or the construction of a demonstration facility.

GOVERNMENT REGULATION

Our Nolan Gold Project is comprised of non-patented federal mining claims located on federal land managed by the U.S. Bureau of Land Management. Our exploration activities on the Nolan Gold Project must be carried out in accordance with a permit issued by the Bureau of Land Management. Current exploration activities, including test mining activities, on the Nolan Gold Project are currently being carried out under a permit approved by the Bureau of Land Management under a 2002 to 2005 plan of operations submitted by us to the Bureau of Land Management. Permit applications are submitted under a tri-agency application, and are reviewed by agencies of the State of Alaska government, including the Department of Natural Resources, the Department of Environmental Conservation, and Fish and Game. We post a reclamation bond annually in an amount required by the State of Alaska for each acre of proposed disturbance exceeding reclaimed acreage in a permit period. Presently, we have posted the appropriate bonding, and as a matter of company policy, endeavour to reclaim disturbed areas to equal or exceed any new disturbance. Our current reclamation bond is approximately $20,294 , of which $6,412 is refundable.

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

Our exploration activities are regulated by Mine Safety Health Administration (MSHA). MSHA inspectors periodically visit our project to monitor health and safety for the workers, and to inspect equipment and installations for code requirements. All of our workers have completed MSHA safety training and must take refresher courses annually when working on our project. A safety officer for the project is also on site.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

We have spent the following amounts on research and development activities during the past two fiscal years:

	December 1, 2002	December 1, 2003
	to November 30, 2003	to November 30, 2004
Research and Development
Expenditures:	$148,465	$ 79,967

Research and development activities were primarily attributable to the pursuit of the development of our Low-Rank Coal-Water Fuel business. During 2003, the majority of the research and development costs attributable to the low-rank coal-water fuel technology related to the preparation and presentation of our application to the Department of Energy for a grant. During 2004, the majority of the research and development costs attributable to the low-rank coal-water fuel technology related to further technical work on the fuel creation temperature and the preparation of a United States grant application.

RISK FACTORS

We face risks in completing our exploration plans and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in this Annual Report, including those risks identified under Item 1 - Description of Business and Item 6 - Management Discussion and Analysis or Plan of Operation. If any of these risks occur, our business, our ability to achieve revenues, our ability to produce gold, our operating results and our financial condition could be seriously harmed.

If we do not obtain new financings, the amount of funds available to us to pursue exploration activities at the Nolan Gold Project and to pursue further exploration of our mineral properties will be reduced.

We have relied on recent private placement financings in order to fund exploration of the Nolan Gold Project. We will continue to require additional financing to complete our plan of operations for exploration work at the Nolan Gold Project and to carry out our exploration programs on our other mineral properties. While our financing requirements may be reduced if gold recoveries are achieved, any impairment in our ability to raise additional funds through financings would reduce the available funds for the exploration of the Nolan Gold Project, including additional test mining activities, with the result that our plan of operations may be adversely affected and potential recoveries reduced or delayed.

As we have a working capital deficit and we have not reported revenues in our last three fiscal years there is no assurance that we will be able to achieve the financing necessary to enable us to proceed with our exploration activities, including test mining activities,.

We had a working capital deficiency of $648,023 as of November 30, 2004. We did not report revenues in our last three fiscal years ended November 30, 2004, 2003 or 2002. Our plan of operations calls for substantial expenditures of $1,960,000 to be incurred by us over the next twelve months in order to continue exploration activities at the Nolan Gold Project. While we will apply proceeds from gold sales generated from our test mining activities to cover our exploration expenditures, we anticipate that proceeds from gold sales over the next twelve months will not exceed our projected expenditures during this period with the result that we will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, including our planned test mining activities, and our financial condition, business prospects and results of operations will be materially adversely affected.

As we have not established that there are any commercially viable mineral deposits on our Nolan property and we have not established commercially viable operations on the Nolan Gold Project, there is no assurance that any amounts we recover from test mining activities on the Nolan Gold Project will be exceed the costs of recovering this gold.

Our activities at the Nolan Gold Project are in the exploration stage. While we have undertaken test mining activities at the Nolan Gold Project as part of our exploration programs, we have not yet established a commercially viable operation on our Nolan Gold Project. Further, we have historically attempted to mine the placer gold deposits at the Nolan Gold Project without obtaining sufficient drilling and sampling information to meet data density standards commonly used by commercial-sized placer mining companies. We may continue with test mining activities at the Nolan Gold Project without establishing that the placer deposits contain commercially viable mineral deposits. As we may proceed with these activities without first establishing that the placer deposits contain commercially viable mineral deposits, there is no assurance that we will recover quantities of gold that will enable us to achieve sales of gold that will exceed our costs of recovering the gold. In this event, our costs of exploration will exceed any amount recovered from test mining activities that we carry out as part of our exploration program on the Nolan Gold Project.

If we are unable to achieve projected gold recoveries from our test mining activities at the Nolan Gold Project, then our financial condition will be adversely affected and we will have less cash with which to pursue our operations.

We plan to undertake test mining activities as part of our exploration program for the Nolan Gold Project. Our objective is to recover gold from test mining activities to off-set the exploration cost of our test mining activities. As we have not established any reserves on this property, there is no assurance that actual recoveries of gold from material mined during test mining activities will equal or exceed our exploration costs. If gold recoveries are less than projected, then our gold sales will be less than anticipated and may not equal or exceed the cost of exploration and recovery in which case our operating results and financial condition will be adversely affected.

If the price of gold declines, our financial condition and ability to obtain future financings will be impaired.

Our business is extremely dependent on the price of gold. Our recoveries from sales of gold for the current fiscal year are dependent on the price of gold in addition to the quantity of gold that we are able to recover. If gold prices decline prior to the recovery and sale of gold from the Nolan Gold Project, then our recoveries from sales of gold and financial condition will be adversely impacted. We have not undertaken any hedging transactions in order to protect us from a decline in the price of gold. A decline in the price of gold may also decrease our ability to obtain future financings to fund our planned exploration programs activities.

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

If costs of gold recovery at our Nolan Gold Project are higher than anticipated, then our financial condition and ability to pursue additional exploration will be adversely affected.

We have proceeded with test mining activities on the Nolan Gold Project on the basis of estimated capital and operating costs. If capital and operating costs are greater than anticipated, then cash used in test mining activities at the Nolan Gold Project will be greater than anticipated. Increase cash used in test mining activities will cause us to have less funds for other expenses, such as administrative and overhead expenses and exploration of our other mineral properties and further test mining activities on the Nolan

Gold Project. In this event, our financial condition will be adversely affected and will have less funds with which to pursue our exploration programs.

If our exploration costs are higher than anticipated, then our financial condition and ability to pursue additional exploration will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. This exploration program includes drilling programs at various locations within the Nolan Gold Project. If our exploration costs are greater than anticipated, then we will have less funds for our exploration activities, including test mining activities, that we plan to carry out at our Nolan Gold Project, and for our general and administrative expenses. In this event, our financial condition will be adversely affected, our losses will increase and we will have less funds with which to pursue our exploration programs. Factors that could cause exploration costs to increase include adverse weather conditions, difficult terrain and shortages of qualified personnel.

Exploration activities, including test mining and operating activities, are inherently hazardous.

Mineral exploration activities, including test mining activities, involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations that we undertake will be subject to all the hazards and risks normally incidental to exploration, test mining and recovery of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks are such that liabilities might result in us being forced to incur significant costs that could have a material adverse effect on our financial condition and business prospects.

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

Our exploration activities, including test mining activities, at the Nolan Gold Project are subject to adverse operating conditions. Exploration accidents or other adverse incidents, such as cave-ins or flooding, could affect our ability to continue test mining activities at the Nolan Gold Project. A particular concern at the Nolan Gold Project is warm temperatures that can reduce the winter season during which we can safely conduct underground test mining activities. The occurrence of any of these events could cause a delay in production of gold or could reduce the amount of gold that we are able to recover, with the result that our ability to achieve recoveries from gold sales and to sustain operations would be adversely impacted. Adverse operating conditions may also cause our operating costs to increase. Exploration accidents or other adverse events could also result in an adverse environmental impact to the land on which our operations are located with the result that we may become subject to the liabilities for environmental clean up and remediation.

If we become subject to increased environmental laws and regulation, our operating expenses may increase.

Our exploration activities, including test mining activities, are regulated by both US Federal and State of Alaska environmental laws that relate to the protection of air and water quality, hazardous waste management and mine reclamation. These regulations may impose operating costs on us. If the regulatory environment for our operations changes in a manner that increases costs of compliance and reclamation, then our operating expenses would increase with the result that our financial condition and operating results would be adversely affected.

As we have not reported revenues in recent fiscal periods, there is no assurance that we will be able to continue as a going concern.

Our financial statements included with this Annual Report for the year ended November 30, 2004 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended November 30, 2004. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

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

Our business venture into the low rank coal water fuel technology business is at a very early stage and is subject to a high risk of failure. The low rank coal water fuel technology has not been proven by us to be a commercially viable fuel alternative. In order to establish commercial viability, we will have to undertake the construction and operation of the contemplated demonstration facility. The construction and three year operation of the demonstration facility would cost approximately $20 million. Even if the demonstration facility were constructed and operational, there is no assurance that the commercial viability of this process would be established or that we would be able to expand the facility into a commercially viable operation or to generate revenues from this technology. We are pursuing funding from the United States federal government and from private sources to fund the construction of the demonstration facility. There is no assurance that we will succeed in obtaining government or private funding for this project. Even if funding is obtained and the demonstration facility constructed, there is no assurance that we would be able to generate profits or revenues from the operation of the demonstration facility.

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

NOLAN GOLD PROJECT

We do not have any commercially viable reserves on any of our properties that comprise the Nolan Gold Project or any of our other properties. We plan to carry out exploration activities on the Nolan Gold Project that are referred to as “test mining activities”. The objective of the test mining activities on the Nolan Gold Project is to expand our knowledge and geological data of the mineralization of the placer deposits on the Nolan Gold Project and to recover gold from test mining activities in order to pay for a portion of the expense associated with exploration of the Nolan Gold Project. As we have not established commercially viable reserves on the Nolan Gold Project, we anticipate that recoveries of gold from test mining activities will not be sufficient to pay for the full cost of exploration. There is no assurance that our test mining activities will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties that comprise the Nolan Gold Project.

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

We first began acquiring placer claims on Nolan Creek in 1979. The following table summarizes gold production and gold recoveries by year from the Nolan properties since 1980.

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz.GOLD RECOVERED	RECOVERED GRADE OZ/BCY
1980-88	Test Mining During Exploration	Surface Operations	Archibald / Fay Creek	40,000est	2,400 *	0.060est
1993	Production	Surface Operations	Thompson Pup	33,800	1,304	0.038
1994	Production	Underground Operations	Mary’s Bench Underground	16,143	2,697	0.167
1994	Production	Surface Operations	Eureka Bench Open Cut	29,300	5,733	0.196
1995	Production	Surface Operations	Phase 3 Open Cut	22,285	2,394	0.107
1995	Production	Underground Operations	3B1 Underground	12,991	1,006	0.077
1995	Production	Surface Operations	West Block OpenCut	18,988	1,305	0.069
1995	Production	Surface Operations	Mary’s Bench hydraulic	600	27	0.045
1996	Test Mining During Exploration	Surface Operations	Dolney Bench Surface	5,042	126	0.025
1998	Test Mining During Exploration	Surface Operations	Archibald Creek Surface	5,947	128	0.022
1999	Test Mining	Underground	Swede	4,575	623	0.136

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz.GOLD RECOVERED	RECOVERED GRADE OZ/BCY
	During Exploration	Operations	Channel Underground
1999	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	5,580	112	0.020
2000	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	14,919	201	0.013
2003	Test Mining During Exploration	Underground Operations for Nolan Deep Channel; Surface Operations for Wooll Bench, Mary’s Bench and other	Nolan Deep Channel, Wooll, Mary’s Bench, Other	30,279	451	0.015

TOTALS				240,449	18,507	0.077

*Includes 1,320 ounces produced by lessee.

We have not achieved profitability in any of the years during which we have carried out production or test mining activities at the Nolan Gold Project.

Test mining activities were suspended during 2001 but underground exploration started again in 2002 with the driving of the Nolan Deep Channel decline. This work involved driving three decline entries to access the Nolan deep channel and recovery of gravel material during the winter season of 2002 – 2003. We had projected that we would excavate a targeted zone of approximately 168,000 square feet of bedrock in our operations at the Nolan Deep Channel during the 2002/ 2003 winter season. We had projected that this material would contain approximately 21,480 ounces of gold based on our geological exploration of the Nolan Deep Channel. As a result of the water problems associated with unseasonably warm temperatures during the 2002/ 2003 winter, we excavated only 31,000 bedrock square feet of material from the Nolan Deep Channel operations from which we have recovered 308.7 ounces of gold. We subsequently stopped test mining exploration of the Nolan Deep Channel.

We also processed gravel material recovered from surface locations, namely Wooll Bench, Mary’s Bench and upper Nolan Creek, for gold recovery during the summer of 2003.

We did not carry out any gold recovery operations during 2004 as we focused on lode exploration on the property, as opposed to test mining activities.

4.               Present Condition of the Property and Current State of Exploration

We have spent approximately $26,000,000 over the last 18 years acquiring, exploring and undertaking test mining activities and test exploration on the Nolan Gold Project. To May 8, 2004, we had completed a total of 682 drill holes and 41,295 feet of drilling. About 219 of those drill holes were completed along the frozen gold bearing deep channel of the Nolan Creek known as the Nolan Deep Channel. We have also completed 9 drill holes and 2020 feet of drilling while testing lode sources of the placer gold on the Solomon Shear Trend.

We received an engineer’s report in the summer of 2002 that outlined a three year plan to recover gold from the Nolan Deep Channel through underground exploration. The Nolan Deep Channel is an underground frozen river bed located approximately 55 to 200 feet beneath the existing Nolan Creek. The Nolan Deep Channel stretches for about 2.5 miles, beginning at the confluence of the existing Fay and Nolan creeks and continues downstream to the confluence of the Nolan Creek and the Wiseman Creek. Our strategy for test mining activities from exploration of the Nolan Deep Channel is to drill and blast frozen gold bearing gravels. Operations on the Nolan Deep Channel mine are underground and are accessed using decline tunnels. The frozen gravel is then transported to the surface using specially designed underground haulers and stockpiled. The blasted frozen gold bearing material is later thawed for gravity concentrating of the gold present in the material.

We upgraded the Nolan Exploration camp in 2002/ 2003 in order that test mining activities could resume. Our upgrading efforts included the purchase and installation of a ten-room housing unit, the construction of an engineering office, the upgrade of laboratory facilities and the installation of communications facilities. These buildings and equipment are in operating condition. Our camp is capable of housing 30 workers at present. In addition, we purchased vehicles, surface and underground exploration equipment including dump trucks and drills.

We also have a gold recovery facility located at the Nolan Gold Project that we use to recover gold from gravel that we recover from test mining activities that we complete as part of our exploration of the Nolan Gold Project. This gold recovery facility was modernized in 2003 by the installation of new gold recovery circuitry. This modernization was undertaken in order that gravel recovered from our test mining activities could be processed for gold recovery. Our gold recovery facility incorporates nugget traps, hydraulic riffles, classification and gravity concentration processes in order to remove gold present in gravel material. The gold recovery facility has a processing rate of 75 cubic yards of gravel material per hour. The gold facility can only be operated in the late spring to early fall months when free-flowing water is available to operate the plant.

We undertook test mining activities in the Nolan Deep Channel during the 2002/ 2003 winter season. Operational problems associated with warm weather during the winter of 2002/ 2003 caused our costs to increase over projected costs and our recovery of gold bearing material to be significantly less than projected, as discussed above under the heading “History of Operations.”

We also undertook test mining activities on the Mary’s Bench and Wooll Bench regions of the Nolan Gold Project during the summer and fall of 2003, as discussed above under the heading “History of Operations.” The test mining activities were surface operations.

Gravel recovered from test mining underground and surface operations during the 2002/2003 winter season and the 2003 summer season were processed in our gold recovery facility at the Nolan Gold Project during the summer of 2003. We did not carry out any gold recovery activities during the summer of 2004.

The Nolan Gold Project does not include any commercially viable reserves and our activities at the Nolan Gold Project, including test mining activities, are exploratory in nature.

Exploration Program Planned for Nolan during 2005

Our exploration plans are to further define gold deposits in order to provide a basis for the assessment of the feasibility of future additional test mining activities at the Nolan project. We are currently undertaking an extensive geological exploration program on the Nolan Gold Project. The program includes drilling, as well as the review of geological and geophysical data. The overall objectives of our exploration program are as follows:

1.
To identify surface placer deposits at our Nolan Gold Project that are prospective for test mining operations. In general, these deposits are located in benches that are ancient river beds and lakeshore deposits located above the present channel of Nolan Creek. These deposits include Mary’s Bench, Wooll Bench, Workman’s Bench, Swede Channel, Upper Nolan Creek (deep channel) and Lower Nolan Bench. The objectives of our drilling program will include the determination of the nature and extent of areas of known bench deposits that are prospects for test mining operations and the identification of new bench deposits that may be prospects for test mining operations. Mary’s Bench East, the Swede Channel and the Nolan Deep Channel, in that order, are our exploration priorities as they have showed the most positive results from earlier exploration that we have completed. Wooll Bench and Workman’s Bench have been less extensively explored with only limited drilling. The Lower Nolan Bench has not been drilled.

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

3.
To identify any placer deposits at the Slisco Bench deposit, which is located on our Hammond River property, that are prospective for test mining operations. The Slisco Bench deposit is approximately 3 to 4 miles northeast of the Nolan Deep Channel.

We began an exploration program in early 2003 which was directed at improving our placer deposit definition and discovering potential lode sources of the placer gold. We hired a senior exploration geologist in early 2003 to move this objective forward. Our exploration efforts were comprised of the analysis of geophysical data, geochemical sampling results, company records and analysis provided by government mineral investigation efforts/ publications as well as the trenching and exploration drilling of target areas.

Our exploration activities completed during 2004 are summarized as follows:

Nolan Gold Project	Description of Exploration Activity
Nolan Lode
We have continued a hard rock exploration program aimed at the exploration of an identified northeast-southwest trending structure which we have labelled Solomons Shear, that may be a lode source deposit of gold. Beginning in November 2003 and continuing through January 2004, we completed five rotary drill holes planned to cross cut into a section of the shear at a low angle. During the summer of 2004, we completed a geophysical survey using low-frequency electro-magnetics over a section of the shear zone that had revealed favourable soil geochemistry, as indicated by the presence of anomalous geo-chemical concentrations of gold, arsenic, and antimony. We also completed a stream concentrates-from-sediment survey within drainages being fed by the shear zone. Using this information in addition to data collected from pre-2004 rotary drilling and surface soil geochemistry, we planned and completed several thousand feet of trails and trenches aimed at providing a first hand look at the shear zone within the bedrock. As of now, we have not found economic gold mineralization.

Nolan Deep Channel	No exploration work was completed on the Nolan Deep Channel during 2004.
Treasure Chest
The Treasure Chest area is designated by our geological crew as applying to an area above Mary's Bench on the side of Smith Dome. The area is a placer gold target based on geological and geomorphologic interpretation.

During September 2003, we drilled 27 holes in the Treasure Chest Area. Additional infill drilling amounting to 6 more holes were completed during 2004. The drilling was useful in determining bedrock topography, which assists company geologists in not only placer gold exploration, but also in identifying placer migration channels.

Mary’s Bench East
During 2004, we drilled 79 rotary drill holes in an area we labelled Mary’s Bench East. The area is located adjacent to and just up hill from easterly from the Mary’s Bench deposit. We believe bulk extraction and processing of gold bearing material through test mining activities could be warranted in the Mary’s Bench East tract of land pending additional exploration and infill drilling.

Slisco Bench	No exploration work was completed on the Slisco Bench during 2004.

We plan to complete the following exploration activities during 2005, with a projected exploration budget of $1,960,000, subject to our receiving the necessary financing:

Nolan Gold Project	Description of Exploration Activity	Budgeted Cost of Exploration
Open-Cut Test Mining Exploration
We have determined to proceed with open- cut test mining activities at the confluence of the Fay and Nolan Creeks or on the elevated benches above the Nolan Creek. We anticipate proceeding with test mining activities at the confluence of the Fay and Nolan Creeks and on the elevated benches above the Nolan Creek, rather than continuing with the exploration of the Nolan Deep Channel, as the elevated benches are less prone to the severe water problems that we encountered at the Nolan Deep Channel in winter 2002/ 2003. Any gravel that is recovered as part of our activities will be processed for gold recovery during the summer of 2005.
$1,300,000
Nolan Lode
We plan to dedicate up to $500,000 to continue exploration work on the Solomons shear structure during 2005. We plan to conduct drilling, either rotary or core, aimed at refining the definition of our best known occurrences of gold mineralization associated with the Solomons Shear. We will step out from our first drill holes as our budget and initial drill results dictate. Even if results of the drilling program are positive, substantial and extensive geological exploration and drilling beyond the scope of the current drilling program will be necessary to establish whether any identified mineralization will support economic development and mining of the deposit. As our exploration work
$350,000

continues and we continue to build our data base, we may entertain the possibility of joint-venture agreements with other potentially interested parties. At this time, no outside parties are being considered to join our lode exploration program. There is no assurance that the results of our planned drilling program will be positive or that any economic lode deposit of gold is associated with this mineralization.

Nolan Deep Channel
We have presently suspended our underground test mining activities on the Nolan Deep Channel that were being carried out as part of the three year gold recovery plan for the Nolan Gold Project. We have a plan under consideration for surface test mining the upper portion of the Nolan Deep Channel below the “A” tunnel decline and above the “B” tunnel decline, which were installed during the winter of 2002-2003. Underground development headings connecting the declines were abandoned due to non-point source water infiltration causing unstable ground conditions. During the fall of 2003, we completed infill drilling in the area between the declines, referred to as the D Block. Exploration work planned for this area will be to bulk sample in a sufficient quantity and manner as to ascertain the potential recoverability of gold from test mining.
$50,000
Treasure Chest
The Treasure Chest is adjacent to and lies southeast of the Mary’s Bench deposit. Work is planned for the Treasure Chest during 2005, which may occur as necessary for expansion and infill drilling. The north-eastern portion quarter of the Treasure Chest, and its relationship to the Swede Channel and Mary’s East is targeted. The Swede Gulch is a narrow and deeply incised drainage in bedrock, which has been shown to be an erosional feature younger than the broader Mary’s, Eureka, and Treasure Chest benches. Drilling will be aimed at sampling the projected course of this channel at enough points to determine the viability of including it in an underground development plan. This work will occur in conjunction with other exploration on the Mary’s Bench East.
$85,000
Mary’s Bench East	Based on the results of our geological exploration conducted in the first half of 2004, we have determined to proceed with a phase one drilling project on the gravel	$175,000

bench known as the Mary’s Bench East. The Mary’s Bench East gravel bench is located approximately 200 to 300 feet in elevation above the confluence of Nolan Creek and Archibald Creek. The drilling program will include a series of drill holes seeking to expand the limits of the deposit to the south. This exploration phase will be completed over a two month period. The primary objective of this drilling program is to determine whether test mining activities on the Mary’s Bench East gravel bench are warranted.

Slisco Bench	No significant exploration work is planned for this property during 2005.	$0

Our exploration efforts at the Nolan Gold Project described above are to be conducted throughout the summer and winter of 2005 in order to identify targeted areas for exploration. Completion of these exploration efforts will include the following:

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

Our current annual operational budget for exploration activities, including test mining activities, planned for the Nolan Gold Project for the next twelve months includes the following:

1.	Geology and Engineering:	$360,000
2.	Equipment Lease and Maintenance	$500,000
3.	Fuel	$120,000
4.	Test Mining Exploration	$180,000
5.	Insurance	$140,000
6.	Warehousing and Expediting	$130,000
7.	Office and Administration	$120,000
8.	Travel, Food and Accomodations	$90,000
9.	Drilling	$250,000
10.	Land Claims	$50,000
11.	Freight	$10,000
12.	General Exploration	$6,000
13.	Safety and Security	$4,000

Total Projected Budget:		$1,960,000

Of our total projected budget, we anticipate that we will spend approximately $1,300,000 on test mining activities and $660,000 on other exploration activities.

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

Our geologist undertook a geophysical program analysis which identified a linear resistivity low that has been named the "Solomon Shear trend". The resistivity low is coincident with a geochemical anomaly for gold, antimony, arsenic and other indicator minerals. This anomaly trends sub-parallel to Nolan Creek along the east side from south of Smith Creek into the Hammond River drainage. We will continue our 2005 exploration program with the objective of identifying mineralization of commercial significance along this zone.

6.               Estimates of Indicated and Inferred Resources

We have not established any commercially viable reserves on any of our properties that comprise the Nolan Gold Project.

In the B.C. Technical Report, Mr. Murton reported the following indicated and inferred resource estimates for the Nolan area properties. These resource estimates have been prepared in accordance with Canadian standards for reporting resources and reserves as set out in NI 43-101 and are summarized below. BCY refers to bank cubic yards in the following tables:

Cautionary Note to U.S. Investors concerning estimates of Indicated Resources

The following table uses the term ‘indicated resources’. Silverado advises U.S. investors that while this term is recognized and required by Canadian regulations (under National Instrument 43-101 Standards of Disclosure for Mineral Projects), the U.S. Securities and

Exchange Commission does not recognize this term. U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

Name	Location	No. of Drill Holes	Volume	Grade	Category
D Block, #1 Below	On claim Discovery & #1 Below Discovery, Nolan Creek	15	11,100BCY	0.35 oz./BCY	Indicated Resource

TOTAL INDICATED RESOURCE – NOLAN AREA PROPERTIES

BCY:	11,100
Grade:	0.35 oz/BCY

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

Name	Location	No. of Drill Holes	Volume	Grade	Category
D Block #2 Below Discovery, Nolan Creek	On claim #2 Below Discovery, Nolan Creek	11	55,000 BCY	0.04 oz./BCY	Inferred Resource
3B3 Block	Nolan Creek below D Block #2	12	14,600 BCY	0.1 oz /BCY	Inferred Resource
Wooll Bench	Right limit of Archibald Creek	4	26,000 BCY	0.02 oz./BCY	Inferred Resource
Swede Gulch	Left limit of Nolan Creek	5	16,000 BCY	0.13 oz./BCY	Inferred Resource
Smith Creek Camp	Right limit of Smith Creek	5	35,500 BCY	0.03 oz./BCY	Inferred Resource
Hammond / Slisco Bench	Right limit of Hammond River and right limit of Vermont Creek	64	42,800 BCY	0.03 oz./BCY	Inferred Resource

TOTAL INFERRED RESOURCE – NOLAN AREA PROPERTIES

BCY:	189,900
Grade:	0.045 oz/BCY

When estimating the above resources, emphasis was placed on reported assay values for individual drill holes. The drill hole intercept length was combined with the assay value to create a value of oz./BCY (bank cubic yard). The drill hole locations were plotted and an area of influence created around each hole to generate a total BCY figure. The density of drilling and values for contained gold were the criteria used for the final calculations.

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

As of November 30, 2004, we were in arrears of required mineral property claims and option payments of $320,000 and therefore our rights to the property were adversely affected. We are currently re-negotiating the terms and conditions of the Alminco agreement with Alminco. Alminco has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past three years, when business conditions permit, however there is no assurance that we will be able to successfully renegotiate the terms and conditions of the Alminco agreement.

3.               History of Operations

In 1993 we acquired the network of mining claims overlying the Slisco Bench gold-placer deposit. Since that time, we have conducted geological and drilling-oriented investigations on the property, and through those investigations, we have determined that a significant gold-placer deposit exists along the ancient buried high channel of the Hammond River. To date, we have completed 58 exploration drill holes on the Slisco Bench. While Slisco Bench has an indicated length of about 4500 feet, only about 1200 feet of the up-stream part of the bench were probed by our 1995 drilling program. The ancient river channel was located and found to contain placer gold similar to the gold nuggets which we have been targeting on the Nolan Creek claims. The channel is overlain by as much as 200 feet of frozen overburden. Therefore, if sufficient values of gold per cubic yard can be verified, Slisco Bench may be a favourable location for us to develop underground test mining activities.

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

We have not established any commercially viable reserves on the Hammond Property.

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

c.               Dobbs

The remaining 4 state mineral claims and 1 federal mineral claim called the Dobbs claims are covered by a purchase agreement with Mr. G. Dobbs dated November 6, 1984, as amended on August 4, 1996. Our ownership interest is subject to the payment of 15% of net profits until $1,500,000 has been paid and 3% of net profits thereafter. Our minimum work requirements are $1,500 per year. Access to Dobbs is the same route as St. Paul / Barelka. Our lease on this property is for 10 years, beginning in 1984, with five-

year renewals thereafter. Subsequent to November 30, 2003, we paid delinquent payments in the amount of $9,117. The owner of the claims has confirmed our agreement is in good standing.

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

The total tonnage processed through the Grant mill up to 1989 amounts to 111,852 tons with a total of 11,215 oz. of gold produced for an average calculated recovered grade of 0.10 oz/ton. Gold recoveries from the Grant Mine are summarized as follows:

YEAR	DRY TONS MILLED	RECOVERED OZ. GOLD	RECOVERED GRADE
1980 – 1981(1)	4,170	1,424	0.341
1985 –1986	7,069	1,372	0.193
1987 - 1989	100,586	8,419	0.083

TOTALS	111,852	11,215	0.10

(1)	This material was processed through a 20 ton per day pilot plant prior to the construction of the Grant Mill.

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

4.               Present Condition of the Property and Current State of Exploration

(a)                             Grant Mine-O’Dea Vein:

The Grant Mine operations, including camp, buildings, machine shops and related equipment, were constructed in the late 1980’s. Our mill and equipment are in operating condition but are not currently operating. The mill has remained inactive since February 1989. The plant and equipment cost us $2,076,780. This amount has been written down to $nil on our audited financial statements. Power to the Grant Mine operations is provided by diesel powered generators located on site. Commercial power transmission lines cross through the property, and will provide power to the facilities for any future operations. Auxiliary power to the Grant Mine operations will be provided by diesel powered generators located on site.

During fiscal 2004, our work on the property was limited to assessment work, reclamation and minimal research and development activities for converting the Grant Mine mill into a testing facility for producing low-rank-coal-water fuel. We plan to maintain claim rental payments for the current fiscal year and to continue with reclamation and assessment work.

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

We have no plans at this time to do any work other than as required for annual claims maintenance and when we do there is no guarantee the work will present economic viability for this deposit.

(c)                             Dobbs:

The Dobbs property is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the Dobbs property. Currently, there is no power supply to the Dobbs property.

We have no plans at this time to do any work other than as required for annual claims maintenance.

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

6.              Estimates of Indicated and Inferred Resources

We have not established any commercially viable reserves on any of our properties that comprise the Ester Dome Project.

A.               GRANT MINE - O’DEA STRUCTURE

The determinations of indicated resources at the Grant Mine - O’Dea Structure in the BC Technical Report are summarized as follows:

Cautionary Note to U.S. Investors concerning estimates of Indicated Resources

The following table uses the term ‘indicated resources’. Silverado advises U.S. investors that while this term is recognized and required by Canadian regulations (under National Instrument 43-101 Standards of Disclosure for Mineral Projects), the U.S. Securities and Exchange Commission does not recognize this term. U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

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

INFERRED	RESOURCE	ESTIMATE
BLOCK	SQ. FEET	WIDTH FEET	TONS	GRADE OZ /TON
UNDER ELMES PIT	102,270	11	90,000	0.05
UNDER ETHEL PIT	102,270	11	90,000	0.05
TOTAL			180,000	0.05

C.               ST. PAUL

The determinations of inferred resources at the St. Paul property are summarized in the BC Technical Report as follows:

Cautionary Note to U.S. Investors concerning estimates of Indicated Resources

The following table uses the term ‘indicated resources’. Silverado advises U.S. investors that while this term is recognized and required by Canadian regulations (under National Instrument 43-101 Standards of Disclosure for Mineral Projects), the U.S. Securities and Exchange Commission does not recognize this term. U.S. investors are cautioned not to assume that any part or all of mineral deposits in these categories will ever be converted into reserves.

INDICATED	RESOURCE	ESTIMATE
BLOCK INDICATED	SQ. FEET	WIDTH FEET	TONS	GRADE OZ /TON
DRILLED OFF	62,500	40	200,000	0.08

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

INFERRED	RESOURCE	ESTIMATE
BLOCK INDICATED	SQ. FEET	WIDTH FEET	TONS	GRADE OZ /TON
BELOW INDICATED	24,062	40	77,000	0.08

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

Ownership of the claims is in the name as Silverado Green Fuel. There is an option to purchase agreement with Arley Taylor (now with his descendants ), to purchase a 100% interest in the property for $400,000 of which $68,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing. The original option agreement with A. Taylor was acquired through an agreement with S. Tan who assigned the agreement to us in consideration of 15% royalty from production (15% of net operating profits after payback of costs)

As of November 30, 2003, we were in arrears of required mineral property claims and option payments of $5,000 and therefore the rights to the property were adversely affected. However, subsequent to November 30, 2003, we completed option payments on the Eagle Creek property in the amount of $5,000 and, as a result of this payment all of our mineral claims and options are in good standing.

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

3.               History of Operations

Earliest work on the property started approximately in 1913, with the original owner exploring for antimony. A number of companies have explored the property from 1964 to the present.

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

4.               Present Condition of the Property and Current State of Exploration

We did not complete any exploration activity on the Eagle Creek property during 2004 other than assessment work and maintenance, and none is planned for 2005. However, extensive exploration drilling has shown gold mineralization throughout the property. Exploration of the Eagle Creek property is currently in the preliminary stages.

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

FEDERAL CLAIM MAINTENANCE FEES AND STATE CLAIM RENTALS

We pay federal claim maintenance fees for each of our federal mineral claims that are owned by us or are held by us under a purchase or lease agreement. An annual fee of $100 per claim is payable by us to the Bureau of Land Management for each claim. We paid aggregate annual federal claim maintenance fees of $40,572 during fiscal 2003, $41,120 during fiscal 2004 and anticipate a similar amount will be due for the current fiscal year.

We pay Alaska state claim rentals for each of our state claims that are owned by us or are held by us under a purchase or lease agreement. An annual fee of $55 or $130 per claim is payable by us to the Alaska Department of Revenue for each claim. We paid aggregate Alaska state claim rental fees of $16,110 during fiscal 2003, $15,945 during fiscal 2004 and anticipate a similar amount will be due for the current fiscal year.

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

Exploration	The process of using prospecting, geological mapping, geochemical and geophysical surveys, drilling, sampling and other means to detect and perform initial evaluations of mineral deposits.

Fairbanks Schist	A grouping of metasedimentary rocks which underlie much of the Fairbanks District.

Federal Lode Claims, Federal Placer Claims	Mineral claims up to 20 acres, located on federal land under the U.S. Exploration Law of 1872. See below for definitions of “Lode” and “Placer”.

Felsic	A mnemonic adjective derived from (fe) for feldspar. (l) for feldpathoids and (s) for silica and is applied to light-colored rocks containing an abundance of one or all of these constituents.

Geochemical Survey	Sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them. E.g., Arsenic may indicate the presence of gold.

Geophysical Survey	Electrical, magnetic and other means used to detect features, which may be associated with mineral deposits.

Gold Deposit	A concentration of gold in rock sufficient to be of economic interest.

Granite	An intrusive rock which includes feldspar, mica and quartz.

Graphitic Phyllite	Metamorphic rock intermediate between slate and schist, and containing graphite (carbon).

Greenschist Facies	An assemblage of minerals formed under low to medium pressure during regional metamorphism.

Host Rocks	A term used for a rock unit which, as a result of favorable structural or chemical characteristics, provides an environment for precipitation or deposition of metals or other foreign materials.

Lode Source	The lode mineral deposit from which placer minerals have been derived by erosion.

Lode	Mineral in place in the host rock, as in “lode gold”.

Metamorphic Complex	A grouping of metamorphic rocks which have complicated structural relationships.

Metamorphism	Processes, including pressure, heat and introduction of new chemical substances, by which consolidated rocks are changed from one form to another.

Metasedimentary	Partially metamorphosed sedimentary rocks.

Metasiltsone	A rock formed from consolidated silt, which has been partially changed to schist.

Micaceous Quartzite	A metamorphic rock, mostly quartz with minor mica.

Micaceous	Containing mica, usually referring to metamorphic rocks.

Mineral Claims	General term used to describe the manner of land acquisition under which the right to explore, develop and extract metals is established.

mineral reserve
Securities and Exchange Commission Industry Guide 7 Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations of the Securities and Exchange Commission defines a ‘reserve’ as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

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

mineral resource
National Instrument 43-101 Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators defines a “Mineral Resource” as a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

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

(1) Inferred Mineral Resource. An ‘Inferred Mineral Resource’ is that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity. The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes.

(2) Indicated Mineral Resource. An ‘Indicated Mineral Resource’ is that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

(3) Measured Mineral Resource. A ‘Measured Mineral Resource’ is that part of a Mineral Resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit. The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drill holes that are spaced closely enough to confirm both geological and grade continuity.

Industry Guide 7 – “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” of the Securities and Exchange Commission does not define or recognize resources. As used in this Annual Report on Form 10-KSB, “resources” are as defined in National Instrument 43-101.

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

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the quarter ended November 30, 2004.

PART II

ITEM 5.               MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common shares are quoted on the OTC Bulletin Board under the symbol SLGLF, on the Berlin Stock Exchange under the symbol SLGL and on the Frankfurt Stock Exchange under the symbol SLGL. The following table indicates the high and low bid prices of our common shares during the periods indicated:

OTCBB:

QUARTER ENDED	HIGH BID	LOW BID

Feb 28, 2003	$0.755	$0.165
May 31, 2003	$0.275	$0.108
Aug 31, 2003	$0.355	$0.175
Nov 30, 2003	$0.134	$0.115
Feb 29, 2004	$0.15	$0.12
May 31, 2004	$0.13	$0.10
Aug 31, 2004	$0.06	$0.06
Nov 30, 2004	$0.07	$0.06

BERLIN:

QUARTER ENDED	HIGH BID	LOW BID

Feb 28, 2003	$0.16	$0.16
May 31, 2003	$0.22	$0.21
August 31, 2003	$0.18	$0.18
Nov 30, 2003	$0.134	$0.115
Feb 29, 2004	$0.12	$0.10
May 31, 2004	$0.09	$0.09
Aug 31, 2004	$0.06	$0.04
Nov 30, 2004	$0.05	$0.05

FRANKFURT:

QUARTER ENDED	HIGH BID	LOW BID

Feb 28, 2003	$0.16	$0.16
May 31, 2003	$0.22	$0.21
August 31, 2003	$0.20	$0.18

Nov 30, 2003	$0.134	$0.115
Feb 29, 2004	$0.11	$0.10
May 31, 2004	$0.10	$0.09
Aug 31, 2004	$0.05	$0.05
Nov 30, 2004	$0.05	$0.05

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF COMMON SHARES

As at March 1, 2005, we had approximately 785 registered holders of our common shares, approximately 90.4% of whom are located in the United States.

DIVIDENDS

We have not declared any dividends on our common stock in the two most recent fiscal years.

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

RECENT SALES OF UNREGISTERED SECURITIES

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended November 30, 2004 on the following Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Quarterly Report on Form 10-QSB for the three months ended February 28, 2004	April 14, 2004
Quarterly Report on Form 10-QSB for the six months ended May 31, 2004	July 15, 2004
Current Report on Form 8-K	October 7, 2004
Quarterly Report on Form 10-QSB for the nine months ended August 31, 2004	October 20, 2004
Current Report on Form 8-K	November 5, 2004
Current Report on Form 8-K	February 2, 2005

We have not completed any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended November 30, 2004 that were not reported on the Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K described above.

ITEM 6.               MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Our plan of operation for the next twelve months is discussed below:

The Nolan Gold Project

We are continuing our exploration program on the Nolan Gold Project. The objective of this geological exploration program is to further define gold deposits in order to provide a basis for the assessment of the feasibility of future additional exploration activities, including test mining activities, at the Nolan Gold Project. We plan to conduct further exploration of the Nolan Placer and Nolan Lode properties within the Nolan Gold Project. Our planned geological exploration program is described in detail in the section of this Annual Report on Form 10-KSB entitled Description of Properties – Nolan Gold Project.

We plan to spend approximately $1,960,000 in the next twelve months in carrying out our exploration activities for the Nolan Gold Project. Of this amount, we anticipate approximately $1,300,000 will be spent on test mining activities, with the balance of $660,000 being spent on other exploration activities, including the phase one drilling program on the Mary’s Bench East deposit. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking sufficient financing to enable us to proceed with these plans and will require additional financing within the next three months if we are able to proceed with our exploration plans, including test mining activities, and process gravel for gold recovery during the summer of 2005. Further, while the amount of exploration expenditures may be off-set by any recoveries from sales of gold that we may achieve from test mining activities, we anticipate that we anticipate these recoveries will not exceed our costs of exploration. Further, there is no assurance at this time that we will achieve any recoveries from sales of gold. See the discussion of our cash resources and working capital under Liquidity and Financial Condition below and in the section entitled Risk Factors.

Our plan of operations at the Nolan Gold Project will be continually evaluated and modified as exploration and gold recovery results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of gold and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us.

We do not have any commercially viable reserves on any of our properties that comprise the Nolan Gold Project or any of our other properties. We plan to carry out exploration activities on the Nolan Gold Project that are referred to as “test mining activities”. The objective of the test mining activities on the Nolan Gold Project is to expand our knowledge and geological data of the mineralization of the placer deposits on the Nolan Gold Project and to recover gold from test mining activities in order to pay for a portion of the expense associated with exploration of the Nolan Gold Project. As we have not established commercially viable reserves on the Nolan Gold Project, we anticipate that recoveries of gold from test mining activities will not be sufficient to pay for the full cost of exploration. There is no assurance that our test mining activities will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties that comprise the Nolan Gold Project.

Low-Rank Coal-Water Fuel Project

We anticipate spending approximately $300,000 during the current fiscal year on our work to seek funding from the United States Government in connection with establishment of the demonstration facility at the Grant Mill. We will also pursue financing for this project from private sources. There is no assurance that any financing will be obtained from either government of private sources to fund this project.

RESULTS OF OPERATIONS

References in the discussion below to 2004 are to our fiscal year ended November 30, 2004. Similarly, references to 2003 are to our fiscal year ended November 30, 2003.

Year ended November 30, 2004 compared to the year ended November 30, 2003.

Revenues

We did not earn revenues during 2004 or 2003 as we did not achieve commercial production of gold from the Nolan Gold Project during this period.

We achieved gold recoveries of $54,849 during 2004. These gold recoveries represented gold recovered during our summer recovery operations at the Nolan Gold Project. Under our accounting policies, these gold recoveries were treated as recoveries received incidental to exploration activities on the Nolan Gold Project as we are in the exploration stage. Due to this accounting treatment, gold recoveries were offset against exploration costs associated with the Nolan Gold Project.

Subject to our achieving the necessary financing, we plan to re-commence test mining activities in spring 2005 with gold recovery activities to follow in the summer of 2005. Due to our financial condition, there is no assurance that we will be able to undertake any test mining activities during 2005. There is no assurance that we will be able to process any gold bearing gravel material for gold recovery during the 2005 summer season. Any recoveries from gold sales are not anticipated to be realized until the third quarter of 2005, at the earliest. We cannot provide investors with any assurance as to sales of gold during fiscal 2005 due to the uncertainties of our test mining activities and our financial condition. See Risk Factors.

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

Operating Costs

We did not incur any operating costs during the years ended November 30, 2004 and November 30, 2003 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses decreased to $4,307,403 for 2004 compared to $8,374,378 for 2003, representing a decrease of $4,066,975 or 49%. The decrease in expenses was primarily attributable to a decrease in our exploration expenses during the year 2004 as we suspended our exploration of the Nolan Deep Channel and the acquisition of new mining equipment, upgrading of camp facilities and the construction of a new washing plant. Exploration expenses in 2003 were primarily attributable to exploration of the Nolan Deep Channel.

Our decreased activity on our mineral properties in 2004 resulted in a decrease to our exploration expenses to $1,395,078 for 2004 compared to $5,273,582 for 2003, representing an increase of $3,878,504 or 74%. The decrease in exploration expenses was attributable to decreased exploration activities at the Nolan Gold Project during 2004. Our exploration activities in 2004 included drilling and exploration activities on the Fay and Nolan Creek confluence, Mary’s Bench, and Treasure Chest areas. Exploration activities in 2003 included test mining exploration of the Nolan Deep Channel. These expenses have declined for 2004 compared to 2003 as our exploration activities have been reduced as a result of our suspension of test mining exploration of the Nolan Deep Channel.

Office expenses decreased to $331,621 for 2004 compared to $581,205 for 2003, representing a decrease of $249,584 or 43%. The overall decrease during 2004 reflects a reduction in our general operations and activity in our offices in Fairbanks, Alaska due to the fact that we were not carrying out test mining activities during 2004.

Consulting fees increased to $1,150,904 for 2004 compared to $911,796 for 2003, representing an increase of $239,108 or 26%. The increase was attributable to consultant expenses paid in connection with our efforts to obtain government funding for our planned low-rank coal water fuel technology project and financing and investor relations.

Management services attributable to the activities of the Tri-Con Group increased to $328,387 for 2004 compared to $204,932 for 2003 due to Tri-Con under-billing for 2003.

Research activities attributable to the low-rank coal water fuel technology decreased to $79,967 for 2004 compared to $148,465 for 2003, representing a decrease in the amount of $68,498 or 46%. Research activities were primarily in connection with the submission of our application for a grant to the Department of Energy and include the compensation of Dr. Warrack Willson.

We wrote down $285,875 of property, plant and equipment in connection with re-valuing of our Nolan assets to the lower of cost or market.

Loss

Our loss decreased to $4,304,232 for 2004 compared to $8,519,169 for 2003, representing a decrease of $4,214,937 or 50%. This decrease in our loss was primarily attributable to the decrease in our exploration expenses, as discussed above. We anticipate that we will continue to incur a loss until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from the Nolan Gold Project. There is no assurance that we will commence the development stage of our operations at the Nolan Gold Project or achieve revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

We had cash of $12,828 as of November 30, 2004, compared to cash of $397,290 as of November 30, 2003. We had a working capital deficiency of $648,023 as of November 30, 2004, compared to a working capital deficiency of $794,310 as of November 30, 2003.

We will require additional financing during the current fiscal year due to our current working capital deficiency, our plan of operations for the Nolan Gold Project, our planned exploration activities and our plan to continue to pursue financing through U.S. and state government programs and initiatives and through private sources. We plan to spend approximately $1,960,000 in the next twelve months in carrying out our exploration activities for the Nolan Gold Project. We anticipate spending approximately $300,000 during the next twelve months on our work to seek funding in connection with establishment of the demonstration facility at the Grant Mill. We presently do not have sufficient financing to enable us to proceed with these plans and will require additional financing within the next three months if we are able to proceed with our exploration plans, including test mining activities, and process gravel for gold recovery during the summer of 2005. Our actual expenditures on these activities will depend on the actual amount of funds that we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing. See Risk Factors.

Cash Used in Operating Activities

Cash used in operating activities decreased to $3,502,346 for 2004, compared to $6,783,331 for 2003. We funded the cash used in operating activities primarily through equity sales of our common shares.

Investing Activities

We realized cash of $94,859 from investing activities during 2004 compared to cash of $548,647 used in investing activities during 2003. Cash from investing activities during 2004 was primarily comprised of cash from disposal of equipment, whereas cash used in investing activities during 2003 was comprised of cash spent on acquiring equipment for the Nolan Gold Project.

Financing Activities

Cash provided by financing activities decreased to $3,023,025 for 2004, compared to $6,824,268 for 2003. All cash provided by financing activities was provided by share and share purchase warrant issuances. Cash provided by financing activities was used to fund our operating and investing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of our common shares as of the date of the financing.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. We do not have any arrangements in place for further sales of our equity securities.

Capital Leases

On October 11, 2002, we entered into a lease purchase agreement whereby we would purchase three dump trucks, an underground loader, two surface loaders, and other equipment valued at a total of $1,496,150. The agreement required payment upon signing of $550,000 (paid), $100,000 (paid) on or before December 1, 2003 and 24 equal payments thereafter for the balance of the purchase price plus interest at a rate of 12% per annum.

On February 14, 2003, we entered into a three year lease agreement whereby we would purchase mining equipment valued at $250,170. The agreement required a payment on signing of $105,000 (paid), $25,000 on or before December 4, 2003 and 24 equal payments for the balance of the purchase price plus interest at a rate of 12% per annum.

As at November 30, 2004, the total amount outstanding under two lease purchase agreements was $917,482. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment. We are required to complete future lease payments, including interest, of $562,356 during the 2005 fiscal year and $419,636 during the 2006 fiscal year.

Tri-Con Group

We had pre-paid $532,131 to the Tri-Con Group as of November 30, 2004 in connection with planned exploration activities to be carried out on the Nolan Gold Project during fiscal 2005. These activities will be carried out by the Tri-Con Group on behalf of us in accordance with our operating agreements with the Tri-Con Group. See Item 12 – Certain Relationships and Related Transactions.

Convertible Debt

The amount of our convertible debt outstanding decreased to $176,652 as of November 30, 2004, all of which is current, compared to $387,445 as of November 30, 2003. Included in this amount is a convertible debenture in the amount of $140,000 which is in default and has accrued interest of $76,027. It is unclear as to whether this amount will ever be converted into common shares.

As of November 30, 2004, we had repaid in full all previously outstanding convertible debentures that we had renegotiated as of March 1, 2001.

Mineral Properties

As of November 30, 2004, we were in arrears of required mineral property claims and option payments of $320,000 in respect of our Hammond Property and therefore the rights to the property were adversely affected. However, we are currently in the process of re-negotiating the terms and conditions of the Agreement with the property owner. The property owner has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit. There is however no assurance that we will be able to re-negotiate this agreement.

Low-Rank Coal-Water Fuel Business

In order to proceed with establishing the commercial viability of our low-rank coal-water fuel business, we are currently seeking financing from the U.S. Government and from private sources to achieve the full $20,000,000 funding for this project. There is no assurance that we will be awarded any grant or private funding or that we will be able to complete any additional sales of our equity securities or arrange for debt or other financing to fund this component of our plan of operations.

Future Financings

We require additional financings in order to fund our plan of operations. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities, including test mining activities,.

Restatement

Our consolidated financial statements for the years ended November 30, 2003 and 2002 have been restated to give effect to (i) the write-off of exploration and mineral property costs previously capitalized, (ii) the write down of equipment relating to our Grant mine mill, (iii) to correct a computation error in the amount of asset retirement obligations, and (vi) to correct an error in recording the effect of the issuance of shares of common stock issued at a 20% discount to debenture holders upon repayment of amounts due by way of stock issued instead of cash. Please refer to Note 17 of our audited financial statements for the years ended November 30, 2003 and 2002 included with our second amended Form 10-KSB for the year ended November 30, 2003 for a summary of the impact of this restatement on our results of operations for 2003.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We plan to continue raising capital through private placements and warrant issues, although there is no assurance that any additional private placement financings will be achieved. In addition, we are exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators.

CRITICAL ACCOUNTING POLICIES

Exploration Stage Company

The Securities and Exchange Commission’s Exchange Act Guide 7 “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” requires that mining companies in the exploration stage should not refer to themselves as development stage companies in their financial statements, even though such companies should comply with Financial Accounting Board Statement No. 7, if applicable. We are an exploration stage company under the SEC’s Guide 7 and accordingly, we have not been referred to as a development stage company in our financial statements. Accumulated results of operations are presented from December 1, 2001, the date we re-entered the exploration stage.

Mineral claim payments and exploration costs

We expense all costs related to the acquisition, maintenance and exploration of mineral claims in which we have secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of our exploration prospects, therefore, all costs are being expensed.

Asset retirement obligation

Effective December 1, 2002, we adopted SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.

Stock Based Compensation

Effective November 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the modified prospective method of adoption selected by us under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated. The value of shares issued to non-employees for services is measured at the date the services are performed.

TABLE OF CONTRACTUAL OBLIGATIONS

Our known contractual obligations as of November 30, 2004, being the end of our last fiscal year, were as follows:

	Payment due by period
Type of Contractual Obligation	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations		252,679
Capital (Finance) Lease Obligations		562,356	419,636
Operating Lease Obligations
Purchase Obligations
Other Long-Term Liabilities Reflected on the Company's Balance Sheet under the GAAP of the primary financial statements			315,000		$174,300
Total		815,035	734,636		174,300

ITEM 7.               FINANCIAL STATEMENTS.

Our audited financial statements for the year ended November 30, 2004, as set forth below, are included with this Annual Report on Form 10-KSB. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

SILVERADO GOLD MINES LTD.

(An Exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2004 and 2003

(Stated in United States Dollars)

A PARTNERSHIP of INCORPORATED PROFESSIONALS	AMISANO HANSON
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Silverado Gold Mines Ltd.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Silverado Gold Mines Ltd. (An Exploration Stage Company) and its subsidiary as of November 30, 2004 and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the year ended November 30, 2004 and the period since recommencement of the exploration stage December 1, 2001 to November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements as of November 30, 2003 and for the year ended November 30, 2003 were audited by other auditors whose report dated January 31, 2004, except as to Note 17, which is as of February 3, 2005, expressed an unqualified opinion on those statements. Our opinion on the statements of operations, cash flows and stockholders’ equity (deficiency) for the period since recommencement of the exploration stage December 1, 2001 to November 30, 2004 insofar as it relates to amounts for the prior periods through November 30, 2003 is based on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Silverado Gold Mines Ltd. (An Exploration Stage Company) and its subsidiary as of November 30, 2004 and the results of their operations and their cash flows for the year ended November 30, 2004 and the period since recommencement of the exploration stage December 1, 2001 to November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, has not yet achieved profitable operations and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“AMISANO HANSON”
February 21, 2005	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE:	604-689-0188
VANCOUVER CANADA	FACSIMILE:	604-689-9773
V6C 2T7	E-MAIL:	amishan@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Silverado Gold Mines Ltd.
(An exploration stage company)

We have audited the accompanying consolidated balance sheet of Silverado Gold Mines Ltd. (an exploration stage company) as at November 30, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended November 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2003, and the results of its operations and its cash flows for the year ended November 30, 2003 in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company has suffered net losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management plans as to this matter are discussed in Note 2(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 17 to the consolidated financial statements, the accompanying consolidated financial statements of Silverado Gold Mines Ltd. as of November 30, 2003, and for the year then ended, have been restated.

As described in Note 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143 – “Accounting for Asset Retirement Obligations”, effective December 1, 2002.

Vancouver, Canada January 31, 2004, except as to Note 17 which is as at February 3, 2005	“Morgan & Company” Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2004 and 2003
(Stated in United States Dollars)

ASSETS	2004	2003
Current
Cash and cash equivalents	$12,828	$397,290
Gold inventory	48,819	100,519
Amounts receivable	8,162	23,093
Prepaid expense	122,000	-
Exploration and development advances – Note 10	532,131	118,889

	723,940	639,791
Property, plant and equipment – Note 4	1,640,791	2,296,957

	$2,364,731	$2,936,748

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 5	$365,297	$398,840
Loans payable secured by gold inventory	-	7,873
Mineral claims royalty payable – Note 3	320,000	240,000
Convertible debentures, current portion – Note 7	176,652	193,303
Capital lease obligation, current portion- Note 8	510,014	594,085

	1,371,963	1,434,101
Asset retirement obligation – Note 6	489,300	489,300
Convertible debentures – Note 7	-	194,142
Capital lease obligations – Note 8	407,468	641,492

	2,268,731	2,759,035

SHAREHOLDERS’ EQUITY
Capital stock – Note 9
Authorized: unlimited common shares with no par value
Issued and outstanding:
224,449,587 common shares (2003: 146,027,352)	68,253,942	64,066,135
Additional paid-in capital	466,314	464,314
Shares to be issued	70,000	115,000
Deferred compensation	-	(77,712)
Accumulated deficit	(68,694,256)	(64,390,024)

	96,000	177,713

	$2,364,731	$2,936,748

Nature and Continuance of Operations – Note 1
Commitments and Contingencies – Note 12
Subsequent Events – Note 15

APPROVED BY THE DIRECTORS:

“Garry L. Anselmo”	Director	“James F. Dixon”	Director
Garry L. Anselmo		James F. Dixon

SEE ACCOMPANYING NOTES

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended November 30, 2004 and 2003,
and for the period since recommencement of exploration stage
December 1, 2001 to November 30, 2004
(Stated in United States Dollars)

			Period Since
			Recommencement
			of Exploration
			Stage
			December 1, 2001
	Years ended November 30,		to November 30,
	2004	2003	2004

General and Administrative Expenses
Accounting and audit	$43,725	$21,683	$101,720
Advertising and promotion	270,822	417,856	1,262,270
Consulting fees	1,150,904	911,796	4,020,958
Depreciation, accretion and impairment – Note 8	275,432	354,756	1,428,322
Exploration expenses	1,395,078	5,273,582	7,881,164
Interest on convertible debentures	15,074	246,956	660,374
Interest on capital lease obligations	56,905	144,257	201,162
Legal	92,834	77,974	206,574
Loss (gain) on foreign exchange	(84,038)	(58,671)	(132,289)
Management services	328,387	204,932	737,378
Office	331,621	581,205	1,287,218
Other interest and bank charges	6,911	8,741	20,331
Reporting and investor relations	33,559	15,397	52,386
Research	79,967	148,465	485,386
Transfer agent fees and mailing	24,347	25,449	68,224
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	285,875	-	285,875

Loss before the following	(4,307,403)	(8,374,378)	(19,726,582)

Interest and other income	3,171	8,435	90,495

Cumulative effect of accounting change – Note 6	-	(153,226)	(153,226)

Net loss for the period	$(4,304,232)	$(8,519,169)	$(19,789,313)

Basic and diluted loss per share before cumulative
effect of accounting change	$(0.02)	$(0.07)
Cumulative effect of accounting change	-	-

Net loss per share	$(0.02)	$(0.07)

Basic and diluted weighted average number of
common shares outstanding	187,220,337	117,206,696

SEE ACCOMPANYING NOTES

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2004 and 2003,
and for the period since recommencement of exploration stage
December 1, 2001 to November 30, 2004
(Stated in United States Dollars)

			Period Since
			Recommencement
			of Exploration Stage
			December 1, 2001
	Years ended November 30,		to November 30,
	2004	2003	2004
Cash Flows used in Operating Activities
Net loss for the period	$(4,304,232)	$(8,519,169)	$(19,789,313)
Adjustments to reconcile loss to net cash provided
by (used in) operating activities:
Cumulative effect of accounting change	-	153,226	153,226
Depreciation, accretion and impairment	275,432	354,756	1,428,322
Stock-based compensation	79,712	543,967	2,252,950
Stock issued for debenture	-	57,388	217,687
Non-cash interest expense	5,881	236,168	486,370
Non-cash consulting expense	577,140	-	577,140
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	285,875	-	285,875
Changes in non-cash operating working capital:
Amounts receivable	14,931	(14,745)	(5,286)
Gold inventory	51,700	(90,370)	(37,679)
Prepaid expense	(122,000)	-	(122,000)
Exploration and development advances	(413,242)	460,856	(532,131)
Accounts payable and accrued liabilities	(33,543)	(65,408)	(231,097)
Increase in mineral claims royalty payable	80,000	100,000	3,500

	(3,502,346)	(6,783,331)	(14,152,907)

Cash Flows from (used in) Investing Activities
Purchase of property, plant and equipment	(8,193)	(548,647)	(1,327,393)
Disposal of property, plant and equipment	103,052	-	103,052

	94,859	(548,647)	(1,224,341)

Cash Flows from Financing Activities
Common stock issued for cash (net of share issue cost)	3,295,644	6,758,820	15,871,464
Repayment of convertible debentures	(16,651)	(21,696)	(38,347)
Share subscriptions received	70,000	115,000	185,000
Repayment of loans payable	(7,873)	(27,856)	(35,729)
Due to related party	-	-	(291,310)
Repayment of capital lease obligations	(318,095)	-	(318,095)

	3,023,025	6,824,268	15,372,983

Decrease in cash and cash equivalents	(384,462)	(507,710)	(4,265)

Cash and cash equivalents, beginning of year	397,290	905,000	17,093

Cash and cash equivalents, end of year	$12,828	$397,290	$12,828

Cash and cash equivalents consist of:
Cash	$5,239	$390,362	$5,239
Term deposit	7,589	6,928	7,589

	$12,828	$397,290	$12,828

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$56,905	$12,491	$74,075

Income taxes	$-	$-	$-

Non-cash Transactions – Note 14

SEE ACCOMPANYING NOTES

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the years ended November 30, 2002 to 2004
(Stated in United States Dollars)

						Deficit
						Accumulated
				Additional		During the
	Common Stock		Share	Paid-in	Deferred	Exploration
	Shares	Amount	Subscriptions	Capital	Compensation	Stage	Total

Balance, November 30, 2001	42,423,988	$47,056,285	$-	$-	$-	$(48,904,944)	$(1,848,659)
Shares issued:
For options exercised	6,900,000	925,000	-	-	-	-	925,000
For warrants exercised	16,250,000	1,970,000	-	-	-	-	1,970,000
For consulting fees	4,793,335	1,232,551	-	-	-	-	1,232,551
For private placements	20,775,000	2,922,000	-	-		-	2,922,000
In lieu of payment for debentures	6,944,308	1,465,927	-	-	-	-	1,465,927
Share subscriptions	-	-	268,613	-	-	-	268,613
Stock option granted	-	-	-	292,320	(164,213)	-	128,107
Net loss for the year	-	-	-	-	-	(6,965,911)	(6,965,911)

Balance, November 30, 2002	98,086,631	55,571,763	268,613	292,320	(164,213)	(55,870,855)	97,628
Shares issued:
For private placements (net)	24,651,340	5,344,245	-	-	-	-	5,344,245
For options exercised	200,000	70,000	-	-	-	-	70,000
For warrants exercised	15,278,171	1,344,575	-	-	-	-	1,344,575
For consulting fees	2,511,668	554,085	(268,613)	-	-		285,472
In lieu of payment for debentures	5,299,542	1,181,467	-	-	-	-	1,181,467
Subscriptions received	-	-	115,000	-	-	-	115,000
Amortization of stock-based compensation	-	-	-	-	129,397	-	129,397
Stock option granted	-	-	-	171,994	(42,896)	-	129,098
Net loss for the year	-	-	-	-	-	(8,519,169)	(8,519,169)

Balance, November 30, 2003	146,027,352	64,066,135	115,000	464,314	(77,712)	(64,390,024)	177,713

Shares issued:
For private placements	55,114,441	2,564,899	(115,000)	-	-	-	2,449,899
For warrants exercised	14,876,597	845,745	-	-	-	-	845,745
For consulting fees	6,416,667	577,140	-		-	-	577,140
In lieu of payment for debentures	2,014,530	200,023	-	-	-	-	200,023
Subscriptions received	-	-	70,000	-	-	-	70,000
Amortization of stock-based compensation		-	-	-	77,712	-	77,712
Stock-based compensation	-	-	-	2,000	-	-	2,000
Net loss for the year	-	-	-	-	-	(4,304,232)	(4,304,232)

Balance, November 30, 2004	224,449,587	$68,253,942	$70,000	$466,314	$-	$(68,694,256)	$96,000

SEE ACCOMPANYING NOTES

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 1	Nature and Continuance of Operations

The Company is an exploration stage company and is in the process of exploring its resource properties and has not yet determined whether these properties contain reserves that are economically recoverable. The company is also engaged in the development of low-rank coal-water fuel as a replacement for oil fired boilers and utility generators.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has a working capital deficiency of $648,023 as at November 30, 2004, has not yet achieved profitable operations and has accumulated losses totalling $68,694,256 since inception. The Company is in arrears of required mineral claims and option payments for certain of its mineral properties at November 30, 2004, in the amount of $320,000 (2003: 240,000) and therefore, its rights to these properties may be adversely affected as a result of these non-payments. The Company understands that it is not in default of the agreements in respect of these properties. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The Company plans to continue raising capital through private placements and warrant issues. In addition, the Company is exploring other business opportunities including the development of low-rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators.

Note 2	Summary of Significant Accounting Policies

These consolidated financial statements are prepared in conformity with United States of America generally accepted accounting principles. The application of Canadian generally accepted accounting principles to these financial statements would not result in material measurement or disclosure differences.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may differ from these estimates.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 2	Summary of Significant Accounting Policies

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a)	Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Silverado Green Fuel Inc. All significant inter-company transactions have been eliminated.

b)	Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitment to a plan of action based on the then know facts.

c)	Basic and Diluted Loss Per Share

Basic loss per share are computed by dividing the loss for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. Fully diluted amounts are not presented when the effects of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

d)	Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities and loans payable secured by gold inventory approximate fair value because of the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for convertible debentures approximate their fair values as they bear interest at rates which approximate market rates. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 2	Summary of Significant Accounting Policies

e)	Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

f)	Exploration Stage Company

The Securities and Exchange Commission’s Exchange Act Guide 7 “Description of Property by Issuers Engaged or to be engaged in significant mining operations” requires that mining companies in the exploration stage should not refer to themselves as development stage companies in the financial statements, even though such companies should comply with Financial Accounting Standard Board Statement No. 7, if applicable. Accordingly, the Company has not been referred to as being a development stage company. Accumulated results of operations are presented from December 1, 2001, the date the Company re-entered the exploration stage.

g)	Gold Inventory

Gold inventory is valued at the lower of weighted average cost and estimated net realizable value.

h)	Mineral Claim Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed. The Company sold 187 troy ounces of gold for proceeds of $54,849 which have been directly applied as a reduction to exploration costs.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 2	Summary of Significant Accounting Policies

i)	Asset Retirement Obligation

Effective December 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying mount of the liability, the Company will recognize a gain or loss on settlement.

j)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided as follows:

Building, plant and equipment	Straight line over 3 to 20 years
Mining equipment under capital lease	Straight line over 10 years
Auto and trucks	Straight line over 10 years
Computer equipment	Straight line over 3 years

k)	Cash and Cash Equivalents

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

l)	Foreign Currency Translation

The Company considers its functional currency to be the U.S. dollar for its U.S. and Canadian operations. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. funds at the rates of exchange in effect at the year- end. Non-monetary assets and revenue and expense transactions are translated at the rate in effect at the time at which the transactions took place. Foreign exchange gains and losses are included in the determination of results from operations for the year.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 2	Summary of Significant Accounting Policies

m)	Revenue Recognition

Proceeds on gold recoveries from test mining are recorded as a reduction of exploration costs during the period the Company is in the exploration stage.

n)	Research Expenditures

Research expenditures are expensed in the year incurred.

o)	Accounting for Stock-based Compensation

Effective November 1, 2002, the Company adopted the fair value recognition provision of SFAS No. 123, “Accounting for Stock-based Compensation”. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure”, compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior years have not been restated. The value of shares issued to non-employees for services is measured at the date the services are performed.

p)	Recent Accounting Pronouncements

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This standard establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard becomes effective for any financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of SFAS No. 150 to have a material effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” entered into after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material effect on our financial statements.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 2	Summary of Significant Accounting Policies

p)	Recent Accounting Pronouncements – (cont’d)

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation gives guidance that determines whether consolidation of a Variable Interest Equity is required and is effective for all variable interest entities with which we become involved beginning in February 2003, and all pre-existing entities beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In November 2002, the FASB issued SFAS interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others”. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. We have no guarantees to unaffiliated third parties so the adoption of FIN 45 had no impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This standard addresses the recognition, measurement and reporting of costs that are associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had not impact on our financial statements.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 3	Mineral Property Interests

A)	Ester Dome Gold Project, Fairbanks Mining District, Alaska

The Ester Dome Gold Project encompasses all of the Company’s properties on Ester Dome, which is accessible by road 10 miles northwest of Fairbanks, Alaska. The specific properties at this site are as follows:

	i)	Grant Mine

This property consists of 26 state mineral claims subject to payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thereafter.

	ii)	May (St. Paul)/Barelka:

This gold property consists of 22 state mineral claims subject to payments of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter.

	iii)	Dobb’s:

This property consists of 1 unpatented Federal mineral claim and 4 State mineral claims subject to payments of 15% of net profits until $1,500,000 has been paid and 3% of net profits thereafter.

B)	Nolan Gold Project, Wiseman Mining District, Alaska

The Nolan Gold Project consists of 4 contiguous properties covering approximately 6 square miles, 8 miles west of Wiseman and 175 miles north of Fairbanks, Alaska. The specific properties at this site are as follows:

	i)	Nolan Placer:

This property consists of 158 unpatented Federal placer claims.

	ii)	Thompson’s Pup:

This property consists of 6 unpatented Federal placer claims and is subject to a royalty of 3% of net profits on 80% of production.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 3	Mineral Property Interests – (cont’d)

B)	Nolan Gold Project, Wiseman Mining District, Alaska – (cont’d)

	iii)	Dionne (Mary’s Bench):

This property consists of 15 unpatented Federal placer claims.

	iv)	Smith Creek:

This property consists of 35 unpatented Federal placer claims.

	v)	Nolan Lode:

This property consists of 67 unpatented Federal lode claims. The lode claims overlie much of the placer properties and extend beyond them.

During the year ended November 30, 2003, the Company staked 36 unpatented Federal lode claims.

C)	Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. The Company is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. As at November 30, 2004, royalty payments totalling $320,000 (2003: $240,000) are unpaid, in arrears, and included in mineral claims payable.

D)	Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. The Company has an option agreement to purchase a 100% interest in the property for $400,000 of which $68,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing.

Note 4	Property, Plant and Equipment

Property, plant and equipment primarily include mining equipment and camp facilities at the Nolan Gold Project.

	2004
		Accumulated	Net Book
	Cost	Amortization	Value

Nolan Gold Project buildings	$63,000	$63,000	$-
Nolan mining equipment	855,730	262,557	593,173
Nolan mining equipment
under capital lease	1,134,342	95,197	1,039,145
Other equipment	420,823	412,350	8,473

	$2,473,895	$833,104	$1,640,791

	2003
		Accumulated	Net Book
	Cost	Amortization	Value

Nolan Gold Project buildings	$63,000	$5,879	$57,121
Nolan mining equipment	667,410	96,896	570,514
Nolan mining equipment
under capital lease	1,746,320	207,866	1,538,454
Other equipment	543,113	412,245	130,868

	$3,019,843	$722,886	$2,296,957

Note 5	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	2004	2003
Accounts payable	$287,395	$330,130
Accrued interest	77,902	68,710
	$365,297	$398,840

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 6	Asset Retirement Obligations

The Company adopted SFAS No. 143 on December 1, 2002. Upon adoption the Company increased its reclamation liability by $270,000, increased the carrying value of assets by $116,774 and recorded a cumulative effect adjustment of $153,226.

Asset retirement obligations relate to the closure and reclamation of the Grant Mine Tailing Pond, and to the reclamation work associated with the Nolan gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and revegetating the disturbed areas. The Grant Mine assets were written off as impaired effective December 1, 2001 and an amount of $47,378 was also charged to operations in the year ended November 30, 2003 for the increase in the asset retirement obligations related to those Grant Mine assets. We have no assets legally restricted for purposes of settling asset retirement obligations. Had SFAS No. 143 been applied to the year ended November 30, 2002, the accrued reclamation liability would have been $443,809.

Reconciliation of asset retirement obligation for the years ended November 30, 2003 and 2004:

	Grant	Nolan
	Mine	Project	Total
Balance, December 1, 2002	$300,000	$166,000	$466,000
Accretion expense	15,000	8,300	23,300
Liabilities settled	-	-	-
Balance, November 30, 2003 and 2004	$315,000	$174,300	$489,300

Note 7	Convertible Debentures – Note 9

Convertible debentures outstanding at November 30, 2004 and 2003 consisted of the following:

	2004	2003

Renegotiated in 2001	$-	$194,142
Issued in 1994	140,000	140,000
Issued in 1999	36,652	53,303

	176,652	387,445
Less: current portion	(176,652)	(193,303)

	$-	$194,142

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 7	Convertible Debentures – Note 9 – (cont’d)

a)
On March 1, 2001, the Company completed negotiations to restructure its $1,860,000 convertible debentures. The replacement debentures aggregated $2,384,892 and consisted of the original $1,860,000 principal amount plus all accrued interest to March 1, 2001. The debentures bear interest of 8.0% per annum. Interest is due and payable on a quarterly basis on February 28, May 31, August 31 and November 30. If the Company fails to make any payment of principal or interest, the Company must issue shares equivalent in value to the unpaid amounts of 20% below the average market price.

Remaining debentures of $140,000 plus accrued interest of $76,027 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

b)
In February 1999 the Company issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and it was due on February 28, 2002. During the year ended November 30, 2004, the Company made a principal payment of $16,652 (2003: $21,697) and an interest payment of $Nil (2003: $3,750).

Note 8	Capital Lease Obligations

a)
On October 11, 2002, the Company entered into a lease purchase agreement whereby the Company would purchase mining equipment valued at a total of $1,496,150. The agreement required payment upon signing of $550,000 (paid), $100,000 (paid) on or before December 1, 2003 and 24 equal payments thereafter for the balance of the purchase price plus interest at a rate of 12% per annum.

b)
On February 14, 2003, the Company entered into a three-year lease agreement whereby the company would purchase mining equipment valued at a total of $250,170. The agreement required payment upon signing of $105,000 (paid), 25,000 on or before December 4, 2003 and 24 equal payments for the balance of the purchase price plus interest at a rate of 12% per annum.

During the year ended November 30, 2004, the Company entered into an agreement to combine the two lease agreements. The new agreement required payment upon signing of $50,000 (paid), monthly payments of $25,000 to December 2004 and $48,851 thereafter until July 2006 for the balance of principal plus interest at a rate of 7.5% per annum.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 8	Capital Lease Obligations – (cont’d)

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which are estimated to be 10 years. Amortization on assets under capital leases charged to expense in 2004 was $174,632 (2003: $170,462).

Minimum future lease payments under capital leases as of November 30, 2004 and 2003 for each of the next two years and in the aggregate are:

	2004	2003

November 30, 2004	$-	$705,466
November 30, 2005	562,356	635,302
November 30, 2006	419,636	52,880

Total minimum lease payments	981,992	1,393,648
Less: interest	(64,510)	(158,071)

	917,482	1,235,577
Less: current portion	(510,014)	(594,085)

Long-term portion	$407,468	$641,492

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 9	Common Stock

Commitments:

a)	Stock Options:

A summary of the change in stock options for the year ended November 30, 2004 and 2003 is presented below:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding at November 30, 2002	2,800,000	$0.25
Granted	7,220,000	0.63
Exercised	(200,000)	0.35
Expired	(400,000)	0.35

Outstanding at November 30, 2003	9,420,000	$0.52
Granted	20,880,000	0.11
Expired	(870,000)	0.18

Outstanding and exercisable at November 30, 2004	29,430,000	$0.24

As at November 30, 2004, the following stock options were outstanding:

Number of	Exercise
Options	Price	Expiry Date

6,500,000	$0.13	December 4, 2008
5,680,000	0.13	January 8, 2011
15,000,000	0.10	July 8, 2011
550,000	0.10	December 1, 2004
900,000	0.15	February 1, 2008
200,000	0.20	May 1, 2005
200,000	0.30	September 1, 2005
200,000	0.40	September 1, 2005
200,000	0.50	September 1, 2005

29,430,000

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 9	Common Stock – (cont’d)

Commitments: - (cont’d)

a)	Stock Options: - (cont’d)

The Company does not record a compensation expense on the granting of stock options to employees and directors, but does provide disclosure of the pro forma loss per share information had the Company elected to follow the fair value method. Using the Black-Scholes option pricing model the pro forma information is as follows:

	2004	2003
Net loss for the year as reported	$(4,304,232)	$(8,519,169)
Stock-based compensation	(1,431,600)	-
Pro forma net loss for the year	$(5,735,832)	$(8,519,169)
Pro forma basic and diluted loss per share	$(0.03)	$(0.07)

The following assumptions were used for the Black-Scholes model:

Risk free interest rate	2.63% - 3.38%
Dividend free yield	0%
Expected volatility	74.8% - 111.1%
Weighted average expected stock option life	7 years

The weighted average fair value of the employee and director stock options granted was $0.07 per share.

b)	Warrants:

Warrants outstanding as at November 30, 2004 are exercisable into 1 common share for each warrant held and a summary is presented below:

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 9	Common Stock – (cont’d)

Commitments: - (cont’d)

b)	Warrants: - (cont’)

	Exercise
	Price per
Number of	Warrant
Warrants	$	Expiry Date

5,000,000	0.0750	April 19, 2006
1,400,000	0.0750	May 10, 2006
2,000,000	0.0400	May 27, 2006
8,000,000	0.0650	June 9, 2006
8,000,000	0.0750	June 9, 2006
2,500,000	0.0650	July 9, 2006
2,500,000	0.0750	July 9, 2006
5,357,143	0.0550	September 15, 2006
2,857,143	0.0575	September 15, 2006
2,500,000	0.0650	September 15, 2006
2,333,333	0.0600	October 1, 2005
10,000,000	0.0500	November 1, 2006
10,000,000	0.0575	November 1, 2006
2,666,666	0.1500	February 25, 2007

65,114,285

c)	Convertible Debentures – Note 7

Note 10	Related Party Transactions

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the “Tri-Con Group”), all of which are controlled by a director of the Company.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 10	Related Party Transactions – (cont’d)

The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all the Company’s fieldwork and to provide administrative and management services. Under the current contract dated January, 1997, work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out-of-pocket or actual cost plus 15% charge for office overhead including stand-by and contingencies. There is no mark-up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company. At November 30, 2004, the Company had advanced $532,131 (2003: $118,889) to the Tri-Con Group for exploration and development expenses to be performed during the next fiscal period on behalf of the Company. For the year ended November 30, 2004, the Tri-Con Group’s services focused mainly on corporate planning, mining, engineering and preparation for year round production on the Company’s Nolan property, administration services at both the field and corporate offices and the Low-Rank Coal-Water fuel project.

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company’s projects and include interest charged on outstanding balances at the Tri-Con Group’s borrowing costs are shown below:

	2004	2003

Exploration, development and field services	$948,729	$3,841,618
Administrative and management services	831,017	427,551
Research	79,967	148,465

	$1,859,713	$4,417,634

Amount of total charges in excess of Tri-Con
costs incurred	$275,121	$984,726

Excess amount charged as a percentage of actual
costs incurred	14.8%	22.3%

The amounts charged for services by the Tri-Con Group approximate the fair value of these costs had they been performed by arm’s length parties.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 11	Income Taxes

Tax effects of temporary differences that give rise to deferred tax assets at November 30, 2004 and 2003 are as follows:

	2004	2003

Net operating loss carry forwards	$12,075,000	$14,467,000
Temporary differences arising from mineral
properties and building, plant and equipment	(1,364,000)	1,051,000
Valuation allowance	(10,711,000)	(15,518,000)

Net future tax asset (liability)	$-	$-

At November 30, 2004, we had losses carried forward totalling $23,261,000 available to reduce future years’ income for U.S. income tax purposes which expire in various years to 2024. In addition, we had losses carried forward in Canada totalling CDN$14,501,000 which expire in various years to 2014.

The provision for income taxes differs from the amount computed by applying the Canadian statutory federal income tax rate of 37.62% (2003: 37.62%) to net loss before provision for income taxes. The sources and tax effects of the differences are as follows:

	2004	2003

Computed “expected” tax benefit	$(1,718,000)	$(3,205,000)
Tax loss expired during the year	1,546,000	1,021,000
Temporary differences and other	18,000	(86,000)
Change in valuation allowance	64,000	2,200,000
Difference in foreign tax rate and other	90,000	70,000

Income tax provision	$-	$-

Note 12	Commitments and Contingencies

a)	Severance Agreements with Directors

The Company has entered into compensation agreements with two directors of the Company. The agreements provide for severance arrangements where a change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the two directors aggregates $4,100,000 (2003: $4,100,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 12	Commitments and Contingencies – (cont’d)

b)	Consulting Agreements

The Company entered into consulting agreements with ten individuals for various corporate planning and business development services to the Company. Under the terms of the agreements, the Company will issue an aggregate 1,255,000 shares over the length of the contracts which range from six months to two years. Consulting fees are calculated using the number of shares issued multiplied by the closing price on the day the shares were issued.

c)	Office Lease

The Company entered into a three-year office lease agreement. The Company is committed to the following annual basic rental payments:

Year ended November 30, 2005	$51,784	(CDN$61,416)
2006	51,784	(CDN$61,416)
2007	12,946	(CDN$15,354)

	$116,514

Note 13	Segment Disclosures

a)	Reportable Segments

The Company operates in one reportable segment being the acquisition, exploration and development of mineral properties. The Company’s development of low-rank coal-water fuel is in its initial stages and is not a reportable segment.

b)	Geographical Information

The following presents financial information about geographical areas:

	2004	2003
Net loss for the year:
Canada	$1,824,434	$1,746,886
United States	2,479,798	6,772,283

	$4,304,232	$8,519,169
Long-lived assets:
Canada	8,473	19,618
United States	1,632,318	2,277,339

	$1,640,791	$2,296,957

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 14	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. The following transactions were excluded from the statements of cash flows:

During the year ended November 30, 2004:

	a)	the Company issued 1,956,458 common shares at various prices for total proceeds of $194,142 pursuant to payment of convertible debentures;

	b)	the Company issued 58,072 common shares at various prices for total proceeds of $5,881 pursuant to payment of interest payable on convertible debentures;

	c)	the Company issued 6,416,667 common shares at various prices for total proceeds of $577,140 pursuant to payment of consulting fees;

	d)	the Company utilized prior year’s share subscriptions of $115,000 for the issuance of common shares.

During the year ended November 30, 2003:

	a)	the Company purchased mining equipment of $250,170 under capital lease;

	b)	the Company issued 4,990,641 common shares at various prices for total proceeds of $927,168 pursuant to payment of convertible debentures;

	c)	the Company issued 389,901 common shares at various prices for total proceeds of $57,388 pursuant to payment of interest payable on convertible debentures;

	d)	the Company issued 2,511,668 common shares at various prices for total proceeds of $285,472 pursuant to payment of consulting fees.

Note 15	Subsequent Events

Subsequent to November 30, 2004, the Company:

	a)	issued 562,500 common shares at $0.04 per share totaling $22,500 pursuant to a private placement;

	b)	issued 13,927,001 common shares at $0.03 per share totaling $417,810 pursuant to a private placement;

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars)

Note 15	Subsequent Events – (cont’d)

c)	issued 3,076,924 common shares at $0.0325 per share totaling $100,000 pursuant to a private placement;

d)	issued 650,000 common shares at $0.06 per share totaling $39,000 pursuant to consulting fees.

e)	issued 3,500,000 common shares at $0.06 per share totaling $210,000 pursuant to replacement warrants.

f)	issued 2,000,000 common shares at $0.025 per share totaling $50,000 pursuant to consulting fees.

g)	issued 1,150,000 common shares at $0.033 per share totaling $37,950 pursuant to consulting fees.

h)	issued 75,000 common shares at $0.05 per share totaling $3,750 pursuant to consulting fees.

Note 16	Comparative Figures

Certain figures of the comparative year have been restated to conform with the current year’s presentation.

ITEM 8.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Morgan & Company, Chartered Accountants ("Morgan & Company") were dismissed as our principal independent accountant effective January 26, 2005. We engaged Amisano Hanson, Chartered Accountants as our principal independent accountant effective January 26, 2005. The decision to change principal independent accountant was approved by our board of directors.

Morgan & Company's report dated January 31, 2004 on our consolidated balance sheets as at November 30, 2003 and 2002, and the consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the two fiscal years ended November 30, 2003 and 2002 and the subsequent interim period through to January 26, 2005, there were no disagreements with Morgan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Morgan & Company would have caused them to make reference thereto in their reports on our audited financial statements.

We provided Morgan & Company with a copy of the foregoing disclosures and requested in writing that Morgan & Company furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. We received the requested letter from Morgan & Company wherein they have confirmed their agreement to our disclosures. A copy of Morgan & Company’s letter was filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2005.

ITEM 8A.            CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2004, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

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

During our most recently completed fiscal year ended November 30, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 8B.            OTHER INFORMATION.

Not applicable.

ITEM 9.               DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position
Garry L. Anselmo	61	Director and Chairman of the Board; President, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer

James F. Dixon (1)(2)	57	Director

Stuart C. McCulloch (1)(2)	69	Director

John R. Mackay	72	Corporate Secretary

Edward J. Armstrong	56	President of Silverado Green Fuel Inc.

Dr. Warrack G. Willson	61	Vice-President, Fuel Technology of Silverado Green Fuel Inc.

(1)	Member of Silverado's Audit Committee
(2)	Member of Silverado’s Compensation Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Garry L. Anselmo

Mr. Anselmo is presently the chairman of our board of directors and is our president, chief executive officer and chief financial officer. Mr. Anselmo is also the chairman of the board of directors and the chief executive officer and chief financial officer of our wholly owned subsidiary, Silverado Green Fuel Inc. Mr. Anselmo has been the chairman of our board of directors and our chief operating officer since 1973. Mr. Anselmo has been our president, chief executive officer and chief financial officer from 1973 to 1994 and from 1997 to present. Mr. Anselmo founded Tri-Con Mining Ltd., a private exploration service company, in 1968, and is currently a shareholder, director, and president of Tri-Con Ltd. He is also the chairman and director of Tri-Con Ltd.’s United States operating subsidiaries, Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. Mr. Anselmo obtained his bachelor of arts degree from Simon Fraser University in British Columbia, Canada.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2004 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10.             EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information for Mr. Garry L. Anselmo, our chief executive officer (the “name executive officer”) for the fiscal years ended November 30, 2004, 2003 and 2002.

No executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended November 30, 2004.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)	All Other Compen- sation
Garry L. Anselmo(1)	Director, President, Chief Executive Officer and Chief Financial Officer	2004 2003 2002	$0 $0 $0	0 0 0	0 0 0	0 0 0	8,500,000 3,000,000 0	0 0 0	0 0 0

(1)
Mr. Anselmo is employed and compensated by Tri-Con Mining Ltd., which provides management and exploration services to us. Mr. Anselmo does not bill us for his time spent on our business and is not compensated directly or indirectly by us, other than through Tricon Mining Ltd. See the section of this prospectus entitled Certain Relationships and Related Transactions

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to our named executive officer for our fiscal year ended November 30, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	6,000,000 2,500,000	40.0% 44.0%	0.10 0.13	July 8, 2011 January 8, 2011

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our named executive officer for our fiscal year ended November 30, 2004:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name (#)	Common Shares Acquired on Exercise	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	NIL	NIL	11,500,000/NIL	$NIL/ $NIL

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

REPRICING OF STOCK OPTIONS

During 2004, we re-priced the 3,000,000 stock options granted to Mr. Anselmo in 2003 in order to reduce the exercise price from $0.68 per share to $0.13 per share. In total, the exercise price of an aggregate of 6,000,000 stock options held by optionees was reduced from $0.68 per share to $0.13 per share as part of this re-pricing.

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

EMPLOYMENT CONTRACTS

We are not party to any employment contracts with any of our directors or executive officers.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of the Company’s common shares owned beneficially as of March 4, 2005 by: (i) each of our directors, (ii) each of our executive officers, and (iii) our executive officers and directors as a group. No person is known to us to beneficially own more than 5% of our outstanding common shares, other than Mr. Anselmo. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address	Number of Common	Percentage of
Title of Class	of Beneficial Owner	Shares	Common Shares(1)
Common Shares	Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	15,550,007(2)	5.9%
Common Shares	James F. Dixon, Director	4,314,484(3)	1.7%
Common Shares	Stuart McCulloch, Director	2,983,400(4)	1.2%
Common Shares	John R. Mackay Secretary	2,400,000(5)	0.9%
Common Shares	Edward Armstrong President of Silverado Green Fuel Inc.	7,285,000(6)	2.8%
Common Shares	Warrack Willson Vice-President of Silverado Green Fuel Inc.	3,850,000(7)	1.5%
Common Shares	All Directors and Executive Officers as a Group (6 persons)	36,382,891(8)	13.0%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 2, 2005. As of March 2, 2005, there were 252,141,013 shares issued and outstanding.

(2)
Consists of 4,050,000 shares held by Garry L. Anselmo, 7 shares owned by Tri-Con Mining Ltd, and 11,500,000 shares that can be acquired by Mr. Anselmo upon exercise of options to purchase shares held by Mr. Anselmo within 60 days of the date hereof.

(3)
Consists of 214,484 shares held directly and indirectly by James F. Dixon and 4,100,000 shares that can be acquired by Mr. Dixon upon exercise of options to purchase shares held by Mr. Dixon within 60 days of the date hereof.

(4)
Consists of 33,400 shares held by Stuart McCulloch and 2,950,000 shares that can be acquired by Mr. McCulloch upon exercise of options to purchase shares held by Mr. McCulloch within 60 days of the date hereof.

(5)	Consists of 100,000 shares held by Mr. Mackay and 2,300,000 shares that can be acquired by Mr. Mackay upon exercise of options to purchase shares held by Mr. Mackay within 60 days of the date hereof.

(6)
Consists of 2,005,000 shares held by Mr. Armstrong and 5,280,000 shares that can be acquired by Mr. Armstrong upon exercise of options to purchase shares held by Mr. Armstrong within 60 days of the date hereof.

(7)
Consists of 1,200,000 shares held by Dr. Willson and 2,650,000 shares that can be acquired by Dr. Willson upon exercise of options to purchase shares held by Dr. Willson within 60 days of the date hereof.

(8)
Consists of 7,602,891 shares held by our directors and executive officers and 28,780,000 shares that can be acquired by our directors and executive officers upon exercise of options to purchase shares held by our directors and executive officers within 60 days of the date hereof.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION.

We have two equity compensation plans under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our 2003 Stock Option Plan and our 2004 Stock Option Plan. Our 2003 Stock Option Plan has been approved by our shareholders. Our 2004 Stock Option Plan has not been approved by our shareholders.

The following summary information is presented for our 2003 Stock Option Plan and our 2004 Stock Option Plan as of November 30, 2004.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders (2003 Stock Option Plan)	7,500,000 Shares	$0.125 per share	Nil Shares
Equity Compensation Plans Not Approved By Security Holders (2004 Stock Option Plan)	20,000,000 Shares	$0.086 per share	Nil Shares

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

The Tri-Con Mining Group are operations, exploration and development contractors, and have been employed by us under contract since 1972 to carry out all of our fieldwork and to provide administrative and management services. Under the current contract dated January 1, 1997, work is charged at cost plus 25% for property acquisition, exploration and development and cost plus 15% for mining operations and reclamation. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. Capital purchases are exempt from any support charges. Services of the directors of the Tri-Con Mining Group are charged at a rate of Cdn. $75 per hour. Services of the directors of the Tri-Con Mining Group who are also our directors, namely Mr. Anselmo, are not charged. In addition, each agreement requires us to pay a base fee of $10,000 CDN (equal to approximately

$8,000 US) per month to each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. However, the Tri-Con Mining Group has waived payment of the base fee under two of the agreements and is only paid $10,000 CDN (equal to approximately $8,000 US) per month in total.

We had pre-paid $532,131 to the Tri-Con Mining Group as of November 30, 2004 in connection with planned development activities to be carried out on the Nolan Gold Project during fiscal 2005. At November 30, 2003, we had prepaid $118,889 to the Tri-Con Mining Group for exploration, development and administration services to be performed during fiscal 2004 on our behalf. For the years 2003 and 2004, the Tri-Con Mining Group’s services for the current fiscal year focused mainly on preparation for year round production on the Nolan property, the low-rank coal-water fuel program as well as corporate planning, exploration, engineering, and, and administration services at both our field and corporate offices.

The aggregate amounts paid to the Tri-Con Mining Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Mining Group personnel working on the Company's projects, and include interest charged on outstanding balances at the Tri-Con Mining Group's borrowing costs are shown below:

	2004	2003

Exploration, development and field services	$948,729	$3,841,618
Administrative and management services	831,017	427,551
Research	79,967	148,465

	$1,859,713	$4,417,634

Amount of total charges in excess of Tri-Con
costs incurred	$275,121	$984,726

Excess amount charged as a percentage of
actual costs incurred	14.8%	22.3%

GARRY L. ANSELMO

Mr. Garry Anselmo exercised options to purchase 3,700,000 shares at an exercise price of $0.15 per share during fiscal 2002. Mr. Anselmo was granted options to purchase 3,000,000 shares at a price of $0.68 per share in December 2002. On January 8, 2004, the price of the 3,000,000 options was reduced from $0.68 per share to $0.13 per share. On January 8, 2004, Mr. Anselmo was granted options to purchase 2,500,000 shares at a price of $0.13 per share for a seven year term expiring January 8, 2011. Mr. Anselmo was granted further options to purchase an additional 6,000,000 shares at a price of $0.10 per share for a seven year term expiring July 8, 2011.

EDWARD ARMSTRONG

Mr. Edward Armstrong was paid $91,835 for the fiscal year ended November 30, 2004 and $78,000 for the fiscal year ended November 30, 2003 by the Tri-Con Mining Group in respect of services provided by Mr. Armstrong to us and charged by the Tri-Con Mining Group to us. Mr. Armstrong charges the Tri-Con Mining Group at an hourly rate of $75 per hour for his services and the Tri-Con Mining Group charges us at $75 per hour plus the contractual mark-up of 15%. Mr. Armstrong was granted options to purchase 1,500,000 shares at a price of $0.68 per share in December 2002. On January 8, 2004, the price of the 1,500,000 options was reduced from $0.68 per share to $0.13 per share. On January 8, 2004, Mr. Armstrong was granted options to purchase 1,280,000 shares at a price of $0.13 per share for a seven year term expiring January 8, 2011. Mr. Armstrong was granted further options to purchase an additional 2,500,000 shares at a price of $0.10 per share for a seven year term expiring July 8, 2011.

WARRACK WILLSON

Dr. Warrack Willson was paid $54,000 for the fiscal year ended November 30, 2004 and $54,000 for the fiscal year ended November 30, 2003 by the Tri-Con Mining Group in respect of services provided by Dr. Willson to the Company and charged by the Tri-Con Mining Group to the Company. Dr. Willson charges the Tri-Con Mining Group for his services and the Tri-Con Mining Group charges the Company the contractual mark-up of 15%. Dr. Willson was granted options to purchase 1,200,000 common shares at a price of $0.125 during fiscal 2002, which options were exercised by Dr. Willson during fiscal 2002. Dr. Willson did not hold any stock options as of the end of November 30, 2002. Dr. Willson was granted options to purchase 650,000 shares at a price of $0.68 per share in December 2002. On January 8, 2004, the price of the 500,000 options was reduced from $0.68 per share to $0.13 per share. On January 8, 2004, Dr. Willson was granted options to purchase 500,000 shares at a price of $0.13 per share for a seven year term expiring January 8, 2011. Dr. Willson was granted further options to purchase an additional 1,500,000 shares at a price of $0.10 per share for a seven year term expiring July 8, 2011.

GRANTS OF STOCK OPTIONS

Effective January 8, 2004, we reduced the exercise price of previously outstanding options held by certain of our insiders to purchase an aggregate of 6,800,000 shares from $0.68 per share to $0.13 per share as follows. All options are fully vested and are exercisable at a price of $0.13 per share for a seven year term from the date of grant, being December 4, 2008:

NAME	NUMBER OF OPTIONS
Garry Anselmo, President and Director	3,000,000
James Dixon, Director	500,000
Stuart McCulloch, Director	500,000
John McKay, Secretary	0
Ed Armstrong, President of Silverado Green Fuel Inc.	1,500,000
Warrack Willson, Vice-President of Silverado Green Fuel Inc.	500,000

We granted options to purchase an aggregate of 5,680,000 shares to certain of our insiders on January 8, 2004 as follows. All options are fully vested and are exercisable at a price of $0.13 per share for a seven year term from the date of grant, being January 8, 2011:

NAME	NUMBER OF OPTIONS
Garry Anselmo, President and Director	2,500,000
James Dixon, Director	800,000
Stuart McCulloch, Director	600,000
John McKay, Secretary	0
Ed Armstrong, President of Silverado Green Fuel Inc.	1,280,000

NAME	NUMBER OF OPTIONS
Warrack Willson, Vice-President of Silverado Green Fuel Inc.	500,000

We granted options to purchase an aggregate of 15,000,000 shares to certain of our insiders on July 8, 2004 as follows. All options are fully vested and are exercisable at a price of $0.10 per share for a seven year term from the date of grant, being July 8, 2011:

NAME	NUMBER OF OPTIONS
Garry Anselmo, President and Director	6,000,000
James Dixon, Director	2,000,000
Stuart McCulloch, Director	1,500,000
John McKay, Secretary	1,500,000
Ed Armstrong, President of Silverado Green Fuel Inc.	2,500,000
Warrack Willson, Vice-President of Silverado Green Fuel Inc.	1,500,000

We extended the expiry date of 500,000 options held by James Dixon and 50,000 options held by Stuart McCulloch from December 10, 2004 to December 10, 2006. The options are exercisable at a price of $0.10 per share.

ITEM 13.             EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of the Company (1)

3.2	Amendment to Articles of the Company (2)

3.3	Altered Memorandum of the Company (3)

3.4	Amendment to Articles of the Company (8)

4.1	Share certificate representing common shares of the capital of the Company (1)

10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)

10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)

10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)

10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)

10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)

10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)

10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)

10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)

10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)

10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)

10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)

10.12	2003 Stock Option Plan (7)

10.13	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (9)

10.14	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (9)

10.15	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (9)

10.16	Consultant Agreement between the Company and Smith Conciglia Consulting, Inc. dated May 16, 2004 (9)

10.17	Form of Delay Agreement between the Company and certain of the Selling Shareholders.(9)

10.18	2004 Stock Option Plan (10)

23.1	Consent of Morgan & Company(11)

23.2	Consent of Amisano Hanson(11)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(11)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Schedule 14A Proxy Statement filed April 29, 2003.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004;
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(11)	Filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Amisano Hanson, for our last fiscal year ended November 30, 2004, and by our previous independent auditor, Morgan & Company, for our previous fiscal year ended November 30, 2003:

	Years ended November 30
	2004	2003
Audit Fees:	$28,400	$19,500
Audit Related Fees:	$16,200	$4,400
Tax Fees:	NIL	NIL
All Other Fees:	NIL	NIL
Total:	$44,600	23,900

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditor for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-Related Fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." This category comprises fees billed for independent accountant review of our interim financial statements and management discussion and analysis, as well as advisory services associated with our financial reporting.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our Audit Committee pre-approves all audit services to be provided to us by our independent auditors. Our Audit Committee’s policy regarding the pre-approval of non-audit services to be provided to us by our independent auditors is that all such services shall be pre-approved by the Audit Committee. Non-audit services that are prohibited to be provided by our independent auditors may not be pre-approved. In addition, prior to the granting of any pre-approval, our Audit Committee must be satisfied that the performance of the services in question will not compromise the independence of the independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO GOLD MINES LTD.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
Director

Date:	March 24, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director

Date:	March 24, 2005

By:	/s/ James F. Dixon
James F. Dixon
Director

Date:	March 24, 2005

By:	/s/ Stuart McCulloch
Stuart McCulloch
Director

Date:	March 24, 2005