Form 10KSB/A
period 2003-11-30
SILVERADO GOLD MINES LTD
filed 2005-04-06
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
FORM 10-KSB

(Mark One)

  ☒  Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended NOVEMBER 30, 2003

  ☐  Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to ______________

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-KSB for the year ended November 30, 2003, as filed with the SEC on March 14, 2004 (the “Original Form 10-KSB”) and as amended on October 22, 2004, amends and restates in their entirety Items 1, 2, 6, 7 and 13 of the Original Form 10-KSB and the audited financial statements for the years ended November 30, 2003 and 2002 included with the Original Form 10-KSB. This Amendment No. 2 does not amend any other information included in the Original Form 10-KSB, as amended.

We have revised the Original Form 10-KSB in order to update the disclosure regarding our Alaska mineral properties in accordance with current disclosure standards. We have provided disclosure regarding our mineral resources in accordance with the standards prescribed by the recently adopted Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). This disclosure is based on the results of a technical report prepared by J.W. Murton and Associates, J.W. Murton P. Eng. in accordance with the requirements of NI 43-101. Mr. Murton is a “qualified person” under NI 43-101 who is independent of Silverado. This technical report is referred to in this Amendment No. 2 as the B.C. Technical Report. The Company has filed the B.C. Technical Report with the British Columbia Securities Commission. Investors may view the B.C. Technical Report at the SEDAR web site at www.sedar.com. (the “BC Technical Report”). U.S. Investors are cautioned that the United States Securities Commission does not recognize the terms “indicated resources” and “inferred resources”, as more particularly discussed below in Item 2 of this Form 10-KSB – “Description of Properties.”

ITEM 1.           DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of test mining activities and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration activities, including test mining activities,, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

We have spent the following amounts on research and development activities during the past two fiscal years:

	December 1, 2002	December 1, 2001
	to November 30, 2003	to November 30, 2002

Research and Development Expenditures:	$148,465	$256,954

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

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz.GOLD RECOVERED	RECOVERED GRADE OZ/BCY
1980-88	Test Mining During Exploration	Surface Operations	Archibald / Fay Creek	40,000est	2,400*	0.060est
1993	Production	Surface Operations	Thompson Pup	33,800	1,304	0.038
1994	Production	Underground Operations	Mary’s Bench Underground	16,143	2,697	0.167
1994	Production	Surface Operations	Eureka Bench Open Cut	29,300	5,733	0.196
1995	Production	Surface Operations	Phase 3 Open Cut	22,285	2,394	0.107
1995	Production	Underground Operations	3B1 Underground	12,991	1,006	0.077
1995	Production	Surface Operations	West Block OpenCut	18,988	1,305	0.069
1995	Production	Surface Operations	Mary’s Bench hydraulic	600	27	0.045
1996	Test Mining During Exploration	Surface Operations	Dolney Bench Surface	5,042	126	0.025
1998	Test Mining During Exploration	Surface Operations	Archibald Creek Surface	5,947	128	0.022
1999	Test Mining	Underground	Swede	4,575	623	0.136

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz.GOLD RECOVERED	RECOVERED GRADE OZ/BCY
	During Exploration	Operations	Channel Underground
1999	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	5,580	112	0.020
2000	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	14,919	201	0.013
2003	Test Mining During Exploration	Underground Operations for Nolan Deep Channel; Surface Operations for Wooll Bench, Mary’s Bench and other	Nolan Deep Channel, Wooll, Mary’s Bench, Other	30,279	451	0.015

TOTALS				240,449	18,507	0.077

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

Our current annual operational budget for exploration activities, including test mining activities, planned for the Nolan Gold Project for the next twelve months includes the following:

1	Geology and Engineering:	$360,000
2	Equipment Lease and Maintenance	$500,000
3	Fuel	$120,000
4	Test Mining Exploration	$180,000
5	Insurance	$140,000
6	Warehousing and Expediting	$130,000
7	Office and Administration	$120,000
8	Travel, Food and Accomodations	$90,000
9	Drilling	$250,000
10	Land Claims	$50,000
11	Freight	$10,000
12	General Exploration	$6,000
13	Safety and Security	$4,000

	Total Projected Budget:	$1,960,000

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

INFERRED	RESOURCE	ESTIMATE
BLOCK	SQ. FEET	WIDTH FEET	TONS	GRADE OZ/TON
BELOW	24,062	40	77,000	0.08
INDICATED

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

Exploration	The process of using prospecting, geological mapping, geochemical and geophysical surveys, drilling, sampling and other means to detect and perform initial evaluations of mineral deposits.

Fairbanks Schist	A grouping of metasedimentary rocks which underlie much of the Fairbanks District.

Federal Lode Claims,	Mineral claims up to 20 acres, located on federal land under the U.S.

Federal Placer Claims	Exploration Law of 1872. See below for definitions of “Lode” and “Placer”.

Felsic	A mnemonic adjective derived from (fe) for feldspar. (1) for feldpathoids and (s) for silica and is applied to light-colored rocks containing an abundance of one or all of these constituents.

Geochemical Survey	Sample of soil, rock, silt, water or vegetation analyzed to detect the presence of valuable metals or other metals which may accompany them. E.g., Arsenic may indicate the presence of gold.

Geophysical Survey	Electrical, magnetic and other means used to detect features, which may be associated with mineral deposits.

Gold Deposit	A concentration of gold in rock sufficient to be of economic interest.

Granite	An intrusive rock which includes feldspar, mica and quartz.

Graphitic Phyllite	Metamorphic rock intermediate between slate and schist, and containing graphite (carbon).

Greenschist Facies	An assemblage of minerals formed under low to medium pressure during regional metamorphism.

Host Rocks	A term used for a rock unit which, as a result of favorable structural or chemical characteristics, provides an environment for precipitation or deposition of metals or other foreign materials.

Lode Source	The lode mineral deposit from which placer minerals have been derived by erosion.

Lode	Mineral in place in the host rock, as in “lode gold”.

Metamorphic Complex	A grouping of metamorphic rocks which have complicated structural relationships.

Metamorphism	Processes, including pressure, heat and introduction of new chemical substances, by which consolidated rocks are changed from one form to another.

Metasedimentary	Partially metamorphosed sedimentary rocks.

Metasiltsone	A rock formed from consolidated silt, which has been partially changed to schist.

Micaceous Quartzite	A metamorphic rock, mostly quartz with minor mica.

Micaceous	Containing mica, usually referring to metamorphic rocks.

Mineral Claims	General term used to describe the manner of land acquisition under

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

RESULTS OF OPERATIONS

Year ended November 30, 2003 compared to the year ended November 30, 2002.

Revenues

We did not earn revenues during the year ended November 30, 2003 or November 30, 2002 as we did not achieve commercial production of gold from the Nolan Gold Project during this period.

We achieved gold recoveries of $100,976 during the year ended November 30, 2003. These gold recoveries represented gold recovered during our summer recovery operations at the Nolan Gold Project. Under our accounting policies, these gold recoveries were treated as recoveries received incidental to exploration activities on the Nolan Gold Project as we are in the exploration stage. Due to this accounting treatment, gold recoveries were offset against exploration costs associated with the Nolan Gold Project.

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

Expenses

Our expenses increased to $8,374,378 for the year ended November 30, 2003 compared to $7,044,801 for the year ended November 30, 2002, representing an increase of $1,329,577 or 18.9% . The increase in expenses was primarily attributable to an increase in our exploration expenses during the year ended November 30, 2003 as we continued with exploration of the Nolan Deep Channel. Our loss for the year ended November 30, 2002 include a write-off of mineral claim expenditures in the amount of $1,159,529. Mineral claim expenditures were written off effective December 1, 2002 as we recommenced the exploration stage as of this date.

Management services attributable to the activities of the Tri-Con Group remained relatively unchanged at $204,932 for the year ended November 30, 2003 compared to $204,059 for the year ended November 30, 2002.

Our increased activity on our mineral properties resulted in an increase to our exploration expenses to $5,273,582 for the year ended November 30, 2003 compared to $1,212,504 for the year ended November 30, 2002, representing an increase of $4,061,078 or 335%. The increase in exploration expenses was attributable to increased exploration activities at the Nolan Gold Project during 2003. These exploration activities included drilling and exploration activities on the Nolan Deep Channel, Mary’s

Bench, and Treasure Chest areas. We anticipate that these expenses will decline for the fiscal year ended November 30, 2004 as our exploration activities have been reduced as a result of our suspension of test mining exploration of the Nolan Deep Channel.

Research activities attributable to the low-rank coal water fuel technology decreased to $148,465 for the year ended November 30, 2003 compared to $256,954 for the year ended November 30, 2002, representing a decrease in the amount of $108,489 or 42%. Research activities were primarily in connection with the submission of our application for a grant to the Department of Energy and include the compensation of Dr. Warrack Willson. We anticipate that these expenses will not increase during the 2004 fiscal year based on our decision to re-submit our application for the next round of financing. We do not expect significant increases in research expenses as we plan to continue our focus on exploration activities, including test mining activities, at the Nolan Gold Project.

Office expenses increased to $581,205 for the year ended November 30, 2003 compared to $374,392 for the year ended November 30, 2002, representing an increase of $206,813 or 55%. This increase reflects our increased general operations and increased activity in our offices in Fairbanks, Alaska in connection with our increased exploration activities, including test mining activities, at the Nolan Gold Project.

Consulting fees decreased to $911,796 for the year ended November 30, 2003 compared to $1,958,258 for the year ended November 30, 2002, representing a decrease of $1,046,462 or 53%. The decrease was attributable to us engaging fewer consultants during the year.

Loss

Our loss increased to $8,519,169 for the year ended November 30, 2003 compared to $6,965,911 for the year ended November 30, 2002 representing an increase of $1,553,258 or 22.3% . This increase in our loss was primarily attributable to the increase in our exploration expenses, as discussed above. We anticipate that we will continue to incur a loss until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from the Nolan Gold Project. There is no assurance that we will commence the development stage of our operations at the Nolan Gold Project or achieve revenues.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had cash of $12,828 as of November 30, 2004, compared to cash of $397,290 as of November 30, 2003 and cash of $905,000 as of November 30, 2002. We had a working capital deficiency of $648,023 as of November 30, 2004, compared to a working capital deficiency of $794,310 as of November 30, 2003 and working capital of $171,287 as of November 30, 2002.

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

Cash Used in Operating Activities

Cash used in operating activities increased to $6,783,331 for the year ended November 30, 2003, compared to $3,867,230 for the year ended November 30, 2002. We funded the cash used in operating activities primarily through equity sales of our common shares. The increase of cash used in operating activities was the result of our increased exploration expenses during 2003 as we undertook the exploration of the Nolan Deep Channel.

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

Investing Activities

We used $548,647 in investing activities during the year ended November 30, 2003 compared to $770,553 during the year ended November 30, 2002, representing a decrease of $221,906 or 28.8% . The decrease was due to our decreased equipment purchases in connection with our operations at the Nolan Gold Project.

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

Debt Re-Structuring

On March 1, 2001, we completed negotiations to restructure our $1,860,000 convertible debentures. We approved the issuance of replacement debentures in the aggregate amount of $2,384,892 in consideration of cancellation of the $1,860,000 principal amount of the original debentures, plus all accrued interest on the original debentures to March 1, 2001. The replacement debentures bear interest of 8.0% per annum and mature March 1, 2006. Principal payments are due at the end of each month. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If we fail to make any payment of principal or interest, we must issue shares equivalent in value to the unpaid amounts at 20% below the average market price for the 30 day period prior to the payment being made. We did not make any cash payments of principal or interest during the year ended November 30, 2003. Accordingly, we completed the following issuances of shares in satisfaction of amounts of principal and interest due under the replacement debentures during 2003:

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

Mineral Properties

As of November 30, 2003, we were in arrears of required mineral property claims and option payments of $240,000 in respect of our Hammond Property and therefore the rights to the property were adversely affected. However, we are currently in the process of re-negotiating the terms and conditions of the Agreement with the property owner. The property owner has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit.

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

Restatement

Our consolidated financial statements for the years ended November 30, 2003 and 2002 that accompany this amended Annual Report on Form 10-KSB have been restated to give effect to the write-off of exploration and mineral property costs previously capitalized, to correct a computation error in the amount of asset retirement obligations, to provide for an impairment charge on certain property, plant and equipment, and to correct an error in recording the effect of the issuance of shares of common stock issued at a 20% discount to debenture holders upon repayment of amounts due by way of stock issued instead of cash.

The adjustments result in an increase in our loss for 2003 of $4,690,864 (2002 - $3,210,510), an increase in our loss per share for 2003 of $0.04 (2002 - $0.04) and an increase in our deficit for 2003 of $8,110,851 (2002 - $3,266,761).

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

ITEM 7.           FINANCIAL STATEMENTS.

Our restated audited financial statements for the years ended November 30, 2003 and 2002, as set forth below, are included with this Amendment No. 2 to Annual Report on Form 10-KSB. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

Page

Auditors’ Report	F-1

Consolidated Balance Sheets as at November 30, 2003 (restated) and 2002 (restated)	F-2

Consolidated Statements of Operations for the Years Ended November 30, 2004 (restated) and 2003 (restated) and for the Period Since Recommencement of Exploration Stage December 1, 2001 to November 30, 2003
F-3

Consolidated Statements of Cash Flows for the Years Ended November 30, 2004 (restated) and 2003 (restated) and for the Period Since Recommencement of Exploration Stage December 1, 2001 to November 30, 2003
F-4

Consolidated Statement of Stockholders’ Equity (Deficiency) for the Years Ended November 30, 2003 (restated) and 2002 (restated)	F-5

Notes to Consolidated Financial Statements	F-6 to F-21

Consolidated Financial Statements
(Expressed in U.S. Dollars)

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Years ended November 30, 2003 and 2002
(Restated – Note 17)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Silverado Gold Mines Ltd.
(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Silverado Gold Mines Ltd. (an exploration stage company) as at November 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years period ended November 30, 2003 and 2002, and for the period since recommencement of exploration stage, December 1, 2001, to November 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2003 and 2002, and the results of its operations and its cash flows for the two years period ended November 30, 2003 and 2002, and for the period since recommencement of exploration stage, December 1, 2001, to November 30, 2003 in accordance with generally accepted accounting principles in the United States.

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

As described in Note 17 to the consolidated financial statements, the accompanying consolidated financial statements of Silverado Gold Mines Ltd. as of November 30, 2003 and 2002, and for the years then ended, have been restated.

As described in Note 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143 – “Accounting for Asset Retirement Obligations”, effective December 1, 2002.

Vancouver, Canada	“Morgan & Company”
January 31, 2004, except as to Note 17 which is as at February 3, 2005	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in United States Dollars)
(Restated – Note 17)

		As at November 30
	2003	2002
	(Restated)	(Restated)

Assets
Current assets:
Cash and cash equivalents	$397,290	$905,000
Gold inventory	100,519	10,149
Accounts receivable	23,093	8,348
Prepaid expenses (Note 10)	118,889	579,745
	639,791	1,503,242

Property, plant and equipment, (note 4)	2,296,957	1,712,822

	$2,936,748	$3,216,064

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities (note 6)	$398,840	$464,248
Loans payable secured by gold inventory	7,873	35,729
Mineral claims payable	240,000	140,000
Convertible debentures, current portion	193,303	691,978
Capital lease obligation, current portion	594,085	-
	1,434,101	1,331,955

Asset retirement obligation (note 5)	489,300	196,000
Convertible debentures (note 7)	194,142	644,331
Capital lease obligations (note 8)	641,492	946,150
	2,759,035	3,118,436

Stockholders' equity:
Common stock (note 9):
Authorized: 200,000,000 common shares
Issued and outstanding:
November 30, 2003 – 146,027,352
common shares	64,066,135	55,571,763
November 30, 2002 – 98,086,631
common shares
Additional paid-in capital	464,314	292,320
Shares to be issued	115,000	268,613
Deferred compensation	(77,712)	(164,213)
Accumulated deficit	(64,390,024)	(55,870,855)
	177,713	97,628

	$2,936,748	$3,216,064

See accompanying notes to the consolidated financial statements.

Approved on behalf of the board

/s/ Garry L. Anselmo	/s/ James F. Dixon
Garry L. Anselmo	James F. Dixon
DIRECTOR	DIRECTOR

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in United States Dollars)
(Restated – Note 17)

			Period Since
			Recommencement
			Of Exploration
			Stage December 1
	Years Ended November 30		2001to
	2003	2002	November 30, 2003
	(Restated)	(Restated)	(Restated)

Expenses:

Accounting and audit	$21,683	$36,312	$57,995
Advertising and promotion	417,856	573,592	991,448
Consulting fees	911,796	1,958,258	2,870,054
Depreciation, accretion and
impairment	354,756	798,134	1,152,890
Interest on convertible
debentures	246,956	398,344	645,300
Interest on capital lease
obligations	144,257	-	144,257
Legal	77,974	35,766	113,740
Loss (gain) on foreign exchange	(58,671)	10,420	(48,251)
Management services	204,932	204,059	408,991
Office	581,205	374,392	955,597
Other interest and bank charges	8,741	4,679	13,420
Reporting and investor relations	15,397	3,430	18,827
Research	148,465	256,954	405,419
Transfer agent fees and mailing	25,449	18,428	43,877
Exploration expenses	5,273,582	1,212,504	6,486,086
Write off of mineral claim
expenditures	-	1,159,529	1,159,529
	8,374,378	7,044,801	15,419,179

Interest and other income	8,435	78,890	87,325

Loss before cumulative effect of
accounting change	(8,365,943)	(6,965,911)	(15,331,854)

Cumulative effect of accounting
change (note 5)	(153,226)	-	(153,226)

Net loss for the period	(8,519,169)	(6,965,911)	$(15,485,080)

Basic and diluted loss per share
before cumulative effect of
accounting change	$(0.07)	$(0.09)
Cumulative effect of accounting
change	-	-

Net loss per share	$(0.07)	$(0.09)

Basic and diluted weighted
average number of common
shares outstanding	117,206,696	74,835,801

See accompanying notes to the consolidated financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in United States Dollars)
(Restated – Note 17)

	Years Ended November 30		Period Since
	2003		Recommencement Of
	(Restated)		Exploration Stage
			December 1, 2001 To
		2002	November 30, 2003
		(Restated)	(Restated)

Cash provided by (used in):

Operating activities:
Loss for the period	$(8,519,169)	$(6,965,911)	$(15,485,080)
Adjustments to reconcile loss to
net cash provided by (used in)
operating activities:
Cumulative effect of accounting
change	153,226	-	153,226
Depreciation, accretion and
impairment	354,756	798,134	1,152,890
Stock based compensation	543,967	1,629,271	2,173,238
Stock issued for interest	57,388	160,299	217,687
Non-cash interest expense	236,168	244,321	480,489
Written off of mineral claim
expenditures	-	1,159,529	1,159,529

Changes in non-cash operating
working capital:
Accounts receivable	(14,745)	(5,472)	(20,217)
Gold inventory	(90,370)	991	(89,379)
Prepaid expenses	460,856	(579,745)	(118,889)
Accounts payable and accrued
liabilities	(65,408)	(132,147)	(197,555)
Increase (Decrease) in mineral
claims payable	100,000	(176,500)	(76,500)
	(6,783,331)	(3,867,230)	(10,650,561)

Investing activities:
Purchase of equipment	(548,647)	(770,553)	(1,319,200)

Financing activities:
Common stock issued for cash
(net of share issue cost)	6,758,820	5,817,000	12,575,820
Repayment of convertible
debentures	(21,696)	-	(21,696)
Shares to be issued	115,000	-	115,000
Repayment of loans payable	(27,856)	-	(27,856)
Due to related party	-	(291,310)	(291,310)
	6,824,268	5,525,690	12,349,958

Net (Decrease) Increase in
cash and cash equivalents	(507,710)	887,907	380,197

Cash and cash equivalents,
beginning of period	905,000	17,093	17,093

Cash and cash equivalents,
end of the period	$397,290	$905,000	$397,290

Supplementary disclosure with respect to cash flow
(note 15)

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
(Expressed in U.S. Dollars)
(Restated – Note 17)

Years ended November 30, 2003 (Restated) and 2002 (Restated)

						Accumulated
	Number of	Common		Additional		deficit during
	common	stock	Shares	Paid in	Deferred	the exploration
	stock shares	amount	to be issued	Capital	Compensation	stage	Total

Balance, November 30, 2001	42,423,988	$47,056,285	$-	$-	$-	$(48,904,944)	$(1,848,659)

Net loss for the year	-	-	-			(6,965,911)	(6,965,911)

Shares issued:
For options exercised	6,900,000	925,000	-	-	-	-	925,000
For warrants exercised	16,250,000	1,970,000	-	-	-	-	1,970,000
For consulting fees	4,793,335	1,232,551	-	-	-	-	1,232,551
For private placements	20,775,000	2,922,000	-	-	-	-	2,922,000
In lieu of payment for				-	-
debentures	6,944,308	1,465,927	-			-	1,465,927
Shares to be issued	-	-	268,613	-	-	-	268,613
Stock option granted	-	-	-	292,320	(164,213)	-	128,107

Balance, November 30, 2002	98,086,631	55,571,763	268,613	292,320	(164,213)	(55,870,855)	97,628

Net loss for the year	-	-	-	-	-	(8,519,169)	(8,519,169)

Shares issued:
For private placements (net)	24,651,340	5,344,245	-	-	-	-	5,344,245
For options exercised	200,000	70,000	-	-	-	-	70,000
For warrants exercised	15,278,171	1,344,575	-	-	-	-	1,344,575
For consulting fees	2,511,668	554,085	(268,613)	-	-	-	285,472
In lieu of payment for
debentures	5,299,542	1,181,467	-	-	-	-	1,181,467
Subscriptions received	-	-	115,000	-	-	-	115,000
Amortization of stock based
compensation	-	-	-	-	129,397	-	129,397
Stock option granted	-	-	-	171,994	(42,896)	-	129,098

Balance, November 30, 2003	146,027,352	$64,066,135	$115,000	$464,314	$(77,712)	$(64,390,024)	$177,713

See accompanying notes to the consolidated financial statements

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

1.	Description of business:

We are an exploration stage company engaged in the acquisition and exploration of mineral properties and the development of low-rank coal-water fuel as a replacement for oil fired boilers and utility generators.

Upon location of a commercially minable reserve we expect to commence a development stage of operations.

Cumulative results of operations and cash flows have been presented since we re-entered the exploration stage, namely, December 1, 2001.

2.	Significant accounting policies:

These consolidated financial statements are prepared in conformity with United States generally accepted accounting principles. The application of Canadian generally accepted accounting principles to these financial statements would not result in material measurement or disclosure differences.

(a) Continuing operations:

We have suffered recurring losses totalling $64,390,024 as of November 30, 2003, and has a net working capital deficiency. We have funded our operations through the issuance of common stock. We are in arrears of required mineral claims and option payments for certain of our mineral properties at November 30, 2003, in the amount of $240,000 (2002 - $140,000) and therefore, our rights to these properties may be adversely affected as a result of these non-payments. We understand that it is not in default of the agreements in respect of these properties.

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

We plan to continue raising capital through private placements and warrant issues. In addition, we are exploring other business opportunities including the development of low- rank coal-water fuel as replacement fuel for oil fired industrial boilers and utility generators.

(b) Basis of consolidation:

The consolidated financial statements include the accounts of ours and Silverado Green Fuel Inc., a wholly owned subsidiary. All material inter-company accounts and transactions have been eliminated.

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

2.	Significant accounting policies (continued):

	(c)	Gold inventory:

Gold inventory is valued at the lower of weighted average cost and estimated net realizable value.

	(d)	Mineral claim payments and exploration costs:

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

	(e)	Asset retirement obligation:

Effective December 1, 2002, we adopted SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long- lived assets that result from the acquisition, construction, development and normal use of the asset.

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

We consider our functional currency to be the U.S. dollar for our U.S. and Canadian operations. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. funds at the rates of exchange in effect at the year end. Non- monetary assets and revenue and expense transactions are translated at the rate in effect at the time at which the transactions took place. Foreign exchange gains and losses are included in the determination of results from operations for the year.

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

2.	Significant accounting policies (continued):

	(h)	Loss per share:

Basic and diluted loss per share amounts are computed using the weighted average number of shares outstanding during the year.

We use the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments Under the treasury stock method, only instruments with exercise amounts less than market value prices impact the diluted calculations. In computing diluted loss per share, no shares were added to the weighted average number of common shares outstanding during the years ended November 30, 2003 and 2002 for the dilutive effect of employee stock options and warrants as they were all anti-dilutive. No adjustments were required to report loss per share amounts.

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

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

2.	Significant accounting policies (continued):

	(k)	Accounting for stock-based compensation (continued):

	2003	2002
	(Restated)	(Restated)

Loss as reported	$(8,519,169)	$(6,965,911)

Add: Stock based compensation expense included
in net loss – as reported	258,496	128,106

Deduct: Stock based compensation expense
determined under fair value method	(258,496)	(381,785)

Loss: Pro-forma	$8,519,169	$(7,219,590)

Basic and Diluted, loss per common share
As reported	$(0.07)	$(0.09)
Pro-forma	(0.07)	(0.10)

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

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation gives guidance that determines whether consolidation of a Variable Interest Equity is required and is effective for all variable interest entities with which we become involved beginning in February 2003, and all pre- existing entities beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material effect on our financial statements.

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

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

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

3.	Mineral property interests:

	(a)	Mineral properties:

		(A)	Ester Dome Gold Project, Fairbanks Mining District, Alaska:

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

		(B)	Nolan Gold Project, Wiseman Mining District, Alaska:

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

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

3.	Mineral properties (continued):

	(B)	Nolan Gold Project, Wiseman Mining District, Alaska (continued):

		(iii)	Dionne (Mary’s Bench):

This property consists of 15 unpatented Federal placer claims.

		(iv)	Smith Creek:

This property consists of 35 unpatented Federal placer claims.

		(v)	Nolan Lode

This property consists of 67unpatented Federal lode claims. The lode claims overlie much of the placer properties and extend beyond them.

During the year ended November 30, 2003, we staked 36 unpatented federal lode claims.

	(C)	Hammond Property, Wiseman Mining District, Alaska:

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

4.	Property, plant and equipment:

Property, plant and equipment primarily include the mill facility and equipment of the Ester Dome Gold Project and mining equipment and camp facilities at the Nolan Gold Project.

		Accumulated	Net book
2003 (Restated)	Cost	depreciation	value

Nolan Gold Project buildings	$63,000	$5,879	$57,121
Nolan mining equipment	667,410	96,896	570,514
Nolan Mining equipment under capital
lease	1,746,320	207,866	1,538,454
Other equipment	543,113	412,245	130,868

	$3,019,843	$722,886	$2,296,957

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

4.	Property, plant and equipment (continued):

		Accumulated	Net book
2002 (Restated)	Cost	depreciation	value

Nolan Gold Project buildings	$123,757	$61,597	$62,160
Nolan mining equipment	500,380	457,397	42,983
Mining equipment under capital lease	1,496,150	37,404	1,458,746
Other equipment	499,836	350,903	148,933

	$2,620,123	$907,301	$1,712,822

5.	Asset retirement obligations (Restated)

We adopted SFAS No. 143 on December 1, 2002. Upon adoption we increased our reclamation liability by $270,000, increased the carrying value of assets by $116,774 and recorded a cumulative effect adjustment of $153,226.

Asset retirement obligations relate to the closure and reclamation of the Grant Mine Tailing Pond, and to the reclamation work associated with the Nolan Gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and revegetating the disturbed areas. The Grant Mine assets were written off as impaired effective December 1, 2001 (Note 17), and an amount of $47,378 was also charged to operations in 2003 for the increase in the asset retirement obligations related to those Grant Mine assets. We have no assets legally restricted for purposes of settling asset retirement obligations. Had SFAS No. 143 been applied to 2002, the accrued reclamation liability would have been $443,809.

Reconciliation of Asset Retirement Obligation for the year ended November 30, 2003.

	Grant	Nolan
	Mine	Project	Total
Balance December 1, 2002	$300,000	$166,000	$466,000
Accretion expense	15,000	8,300	23,300
Liabilities settled	-	-	-
Balance, November 30, 2003	$315,000	$174,300	$489,300

6.	Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities consist of:
	2003	2002

Accounts payable	$330,130	$388,195
Accrued interest	68,710	76,053

	$398,840	$464,248

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

7.	Convertible Debentures: Convertible debentures outstanding at November 30, 2003 and 2002 consisted of the following:

	2003	2002

Renegotiated in 2001	$194,142	$1,121,309
Issued in 1994	140,000	140,000
Issued in 1999	53,303	75,000
	387,445	1,336,309
Less: Current portion	193,303	691,978

	$194,142	$644,331

(a)
On March 1, 2001, we completed negotiations to restructure our $1,860,000 convertible debentures. The replacement debentures aggregate $2,384,892 and consist of the original $1,860,000 principal amount plus all accrued interest to March 1, 2001. The debentures bear interest of 8.0% per annum. Principal payments are due at the end of each month in equal monthly amounts over the five year term to March 1, 2006. Interest is due and payable on a quarterly basis on February 28, May 31, August 31, and November 30. If we fail to make any payment of principal or interest, we must issue shares equivalent in value to the unpaid amounts of 20% below the average market price.

Remaining debentures of $140,000 plus accrued interest of $108,204 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

	(b)	In February 1999, we issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and it was due on February 28, 2002.

During the year ended November 30, 2003, we made a principal payment of $21,697 and an interest payment of $3,750.

8.	Capital lease obligations:

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

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

8.	Capital lease obligations (continued):

Minimum future lease payments under capital leases as of November 30, 2003 for each of the next three years and in the aggregate are:

Amount

November 30, 2004	$705,466
November 30, 2005	635,302
November 30, 2006	52,880

Total minimum lease payments	1,393,648
Less: Interest	158,071
1,235,577
Less: Current portion	594,085

$641,492

9.	Common stock:

	(a)	Stock options:

A summary of the change in stock options for the year ended November 30, 2003 and 2002 is presented below.

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding at November 30, 2001	4,050,000	$0.20
Granted	5,650,000	0.18
Exercised	(6,900,000)	0.13

Outstanding at November 30, 2002	2,800,000	0.25
Granted	7,220,000	0.63
Exercised	(200,000)	0.35
Expired	(400,000)	0.35

Outstanding at November 30, 2003	9,420,000	$0.52

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

9.	Common stock (continued):

	(a)	Stock options (continued):

As at November 30, 2003, the following stock options were outstanding:

		OUTSTANDING OPTIONS		EXERCISEABLE OPTIONS
		Weighted	Weighted
		Average	Average		Weighted
Range of		remaining	remaining		average
exercise price	Number	contractual life	exercise price	Number	exercise price

$0.10 to $0.20	2,370,000	2.10 years	$0.14	1,770,000	$0.16
$0.30 to $0.40	550,000	1.31 years	$0.35	150,000	$0.35
$0.50 to $0.70	6,500,000	5.02 years	$0.68	6,500,000	$0.68
	9,420,000	4.07 years	$0.52	8,420,000	$0.57

(b)	Warrants:

A summary of the warrants outstanding as at November 30, 2003, is presented below:

Number	Exercise	Expiry
of Warrants	Price	Date

8,433,334	$0.075	October 2004

10.	Related party transactions:

We have had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the "Tri-Con Mining Group"); all of which are controlled by a Director of ours.

The Tri-Con Group are operations, exploration and development contractors, and have been employed by us under contract since 1972 to carry out all our fieldwork and to provide administrative and management services. Under the current contract dated January, 1997, work is charged at cost plus 25 % for exploration and cost plus 15 % for development and mining. Cost includes out of pocket or actual cost plus 15 % charge for office overhead including stand by and contingencies. There is no mark up on capital purchases. The Tri- Con Group does not charge us for the services of its directors who are also directors of ours. At November 30, 2003, we had prepaid $118,889 (2002 – $579,745) to the Tri-Con Group for exploration expenses to be performed during the next fiscal period on behalf of us. For the year 2003, the Tri-Con Mining Group’s services focused mainly on corporate planning, mining, engineering, and preparation for year round test mining on our Nolan property, administration services at both our field and corporate offices, and the Low-Rank Coal-Water fuel project.

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

10.	Related party transactions (continued):

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on our projects, and include interest charged on outstanding balances at the Tri-Con Group's borrowing costs are shown below:

	2003	2002

Exploration, development and field services	$3,841,618	$824,083
Administrative and management services	427,551	194,272
Research	148,465	256,954
	$4,417,634	$1,275,309

Amount of total charges in excess of Tri-Con
costs incurred	$984,726	$348,634

Excess amount charged as a percentage of
actual costs incurred	22.3%	27.3%

The amounts charged for services by the Tri-Con Group approximate the fair value of these costs had they been performed by arm’s length parties.

11.	Income taxes:

Tax effects of temporary differences that give rise to deferred tax assets at November 30, 2003 and 2002 are as follows:

	2003	2002
Net operating loss carry forwards	$14,467,000	$12,447,000
Temporary differences arising from mineral properties and
building, plant and equipment	1,051,000	1,001,000
Valuation allowance	(15,518,000)	(13,448,000)
Net future tax asset (liability)	$-	$-

At November 30, 2003, we had losses carried forward totaling $22,988,000 available to reduce future years' income for U.S. income tax purposes which expire in various years to 2023. In addition, we had losses carried forward in Canada totalling $22,191,000 (CDN) which expire in various years to 2010.

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

11.	Income taxes (continued):

The provision for income taxes differs from the amount computed by applying the Canadian statutory federal income tax rate of 37.62% (2002 39.62%) to net loss before provision for income taxes. The sources and tax effects of the differences are as follows:

	2003	2002
	(Restated)	(Restated)

Computed “expected” tax benefit	$(3,205,000)	$(2,760,000)
Tax loss expired during the year	1,021,000	1,485,000
Temporary differences and other	(86,000)	151,000
Change in valuation allowance	2,200,000	1,014,000
Difference in foreign tax rate and other	70,000	110,000

Income tax provision	$-	$-

12.	Commitments and contingencies:

	(a)	Office lease:

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

13.	Financial instruments:

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

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

14.	Segment disclosures:

	(a)	Reportable segments:

We operate in one reportable segment being the acquisition, exploration and development of mineral properties. Our development of low-rank coal-water-fuel is in its initial stages and is not a reportable segment.

	(b)	Geographical information:

The following presents financial information about geographical areas:

	2003	2002
	(Restated)	(Restated)

Net loss for the year:
Canada	$1,746,886	$3,059,339
United States	6,772,283	3,906,572

	$8,519,169	$6,965,911

Long-lived assets:
Canada	$19,618	$67,471
United States	2,277,339	1,645,351

	$2,296,957	$1,712,822

15.	Supplementary cash flow information:

	2003	2002

Cash payments made during the year:
Interest	$12,491	$4,679

Supplemental non-cash investing and financing
activities:
Purchase of mining equipment under capital lease	$250,170	$946,150
Issuance of shares:
In lieu of required payment on convertible
debentures	$927,168	$1,061,307
In lieu of interest payable on convertible	$57,388	$160,301
debentures
For consulting services	$285,472	$1,232,551

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

16.	Subsequent events:

Subsequent to the year ended November 30, 2003, we:

	a)	Issued a total of 1,102,500 shares to consultants for a portion of their services under the terms of the service agreements at a value of $149,400

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

SILVERADO GOLD MINES LTD. (An Exploration Stage Company) Notes to Consolidated Financial Statements (Expressed in U.S. Dollars) (Restated – Note 17) Years ended November 30, 2003 and 2002

17.	Restatement

The accompanying consolidated financial statements for the years ended November 30, 2003 and 2002 have been restated to give effect to the write-off of exploration and mineral property costs previously capitalized, to correct a computation error in the amount of asset retirement obligations, to provide for an impairment charge on certain property, plant and equipment, and to correct an error in recording the effect of the issuance of shares of common stock issued at a 20% discount to debenture holders upon repayment of amounts due by way of stock issued instead of cash.

The effect of the impact of the restatements on loss for the period and loss per share is as follows:

	2003	2002

Net loss for the period, as previously stated	$(3,675,079)	$(3,755,401)

Exploration costs written off	(4,766,335)	(1,114,498)
Mineral property costs written off	350,000	(1,159,529)
Depreciation and accretion	(77,618)	-
Beneficial conversion feature	(196,911)	(244,321)
Impairment of property, plant and equipment	-	(692,162)

Net loss for the period, as restated	$(8,365,943)	$(6,965,911)

Net loss per share, as previously stated	$(0.03)	$(0.05)

Exploration costs written off	(0.04)	(0.01)
Mineral property costs written off	(0.00)	(0.02)
Depreciation and accretion	(0.00)	(0.00)
Beneficial conversion feature	(0.00)	(0.00)
Impairment of property, plant and equipment	(0.00)	(0.01)

Net loss per share, as restated	$(0.07)	$(0.09)

ITEM 13.         EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of the Company (1)

3.2	Amendment to Articles of the Company (2)

3.3	Altered Memorandum of the Company (3)

3.4	Amendment to Articles of the Company (8)

4.1	Share certificate representing common shares of the capital of the Company (1)

10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)

10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)

10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)

10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)

10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)

10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)

10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)

10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)

10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)

10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)

10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)

10.12	2003 Stock Option Plan (7)

10.13	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (9)

10.14	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (9)

10.15	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (9)

10.16	Consultant Agreement between the Company and Smith Conciglia Consulting, Inc. dated May 16, 2004 (9)

10.17	Form of Delay Agreement between the Company and certain of the Selling Shareholders.(9)

10.18	2004 Stock Option Plan (10)

23.1	Consent of Morgan & Company(11)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(11)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Schedule 14A Proxy Statement filed April 29, 2003.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004;
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(11)	Filed as an exhibit to this Amendment No. 2 to Annual Report on Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO GOLD MINES LTD.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
Director
Date: March 31, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: March 31, 2005

By:	/s/ James F. Dixon
James F. Dixon
Director
Date: March 31, 2005

By:	/s/ Stuart McCulloch
Stuart McCulloch
Director
Date: March 31, 2005