Form 10QSB
period 2005-02-28
SILVERADO GOLD MINES LTD
filed 2005-04-19
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _________ to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 268,187,680 common shares, no par value outstanding as of April 11, 2005.

ITEM 1.	FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28, 2005 and November 30, 2004
(Stated in United States Dollars)

ASSETS	2005	2004
	(Unaudited)
Current
Cash and cash equivalents	$39,604	$12,828
Gold inventory	28,204	48,819
Amounts receivable	8,694	8,162
Prepaid expense	-	122,000
Exploration and development advances	433,755	532,131

	510,257	723,940
Property, plant and equipment	1,589,337	1,640,791

	$2,099,594	$2,364,731

LIABILITIES
Current
Accounts payable and accrued liabilities	$369,884	$365,297
Mineral claims royalty payable	320,000	320,000
Convertible debentures, current portion	176,652	176,652
Capital lease obligation, current portion	485,014	510,014

	1,351,550	1,371,963
Asset retirement obligation	495,416	489,300
Capital lease obligations	413,202	407,468

	2,260,168	2,268,731

SHAREHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized: unlimited common shares with no par value
Issued and outstanding:
252,151,013 common shares (2004: 224,449,587)	69,288,155	68,253,942
Additional paid-in capital	466,314	466,314
Shares to be issued	-	70,000
Accumulated deficit	(69,915,043)	(68,694,256)

	(160,574)	96,000

	$2,099,594	$2,364,731
Nature and Continuance of Operations – Note 1
Subsequent Events – Note 9

SEE ACCOMPANYING NOTES

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended February 28, 2005 and February 29, 2004
(Stated in United States Dollars)

	Three months ended
	February 28	February 29
	2005	2004
	(Unaudited)	(Unaudited)
		(Restated)

General and Administrative Expenses
Accounting and audit	$22,600	$10,246
Advertising and promotion	97,126	60,415
Consulting fees	265,537	371,229
Depreciation, accretion and impairment	58,050	73,345
Exploration expenses	156,252	789,044
Financing activities	252,003	-
Interest on convertible debentures	2,800	4,767
Interest on capital lease obligations	5,734	13,456
Legal	20,085	16,333
Management services	151,343	174,259
Office	105,712	118,182
Other interest and bank charges	1,898	2,287
Reporting and investor relations	10,825	1,496
Research	21,368	-
Transfer agent fees and mailing	2,251	6,817

Total General and Administrative Expenses	(1,173,584)	(1,641,876)

Other Income (Expense)

Interest and other income	256	730
Loss on foreign exchange	(47,459)	(21,006)

Total Other Income (Expense)	(47,203)	(20,276)

Loss and comprehensive loss for the period	$(1,220,787)	$(1,662,152)

Net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of
common shares outstanding	240,988,392	163,062,129

SEE ACCOMPANYING NOTES

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended February 28, 2005 and February 29, 2004,
(Stated in United States Dollars)

	Three months ended
	February 28	February 29
	2005	2004
	(Unaudited)	(Unaudited)
		(Restated)
Cash Flows used in Operating Activities
Net loss for the period	$(1,220,787)	$(1,662,152)
Adjustments to reconcile loss to net cash provided
by (used in) operating activities:
Depreciation, accretion and impairment	58,050	73,345
Non-cash interest expense	-	18,222
Non-cash consulting expense	282,900	148,320
Non-cash financing expense	252,003	-
Changes in non-cash operating working capital:
Amounts receivable	(532)	(9,394)
Gold inventory	20,615	-
Prepaid expense	122,000	-
Exploration and development advances	98,373	87,083
Share subscriptions issued	(70,000)	-
Accounts payable and accrued liabilities	4,587	(11,400)

Net cash used in Operating Activities	(452,791)	(1,355,976)

Cash Flows used in Investing Activities
Purchase of property, plant and equipment	(480)	(175)

Cash Flows from Financing Activities
Common stock issued for cash (net of share issue cost)	499,313	1,820,000
Repayment of capital lease obligations	(19,266)	(75,000)

Net cash provided from Financing Activities	480,047	1,745,000

Increase (decrease) in cash and cash equivalents	26,776	388,849

Cash and cash equivalents, beginning of period	12,828	397,290

Cash and cash equivalents, end of period	$39,604	$786,139

Non-cash Transactions – Note 5

2

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended February 28, 2005 and February 29, 2004

1.	Basis of presentation:

The unaudited consolidated financial statements include the accounts of us and our wholly-owned subsidiary company. These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. These financial statements also comply, in all material respects, with generally accepted accounting principles in the United States.

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2005, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the three month periods ended February 28, 2005, and February 29, 2004, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended November 30, 2004.

2.	Continuing operations:

At February 28, 2005, we had a working capital deficiency of $841,292, up from a working capital deficiency of $648,023 at November 30, 2004, primarily as a result of decreased funding from issuances of common stock and an increase of our debt.

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

Three months ended February 28, 2005 and February 29, 2004

3.	Related party transactions:

We have had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the “Tri-Con Mining Group”), all of which are controlled by a director of ours.

The Tri-Con Mining Group are operations and exploration contractors, and have been employed by us under contract since 1972 to carry out all of our fieldwork and to provide administrative and management services. Under our current contract dated January, 1997 work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. There is no mark up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company. At February 28, 2005, we had prepaid $433,755 to the Tri-Con Mining Group for exploration and administration services to be performed during the current fiscal year on behalf of us. The Tri-Con Mining Group’s services for the current fiscal year are focusing mainly on the our Low-Rank Coal-Water Fuel program as well as corporate planning and preparation for year round production on our Nolan property, and administration services at both our field and corporate offices.

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on our projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

	February 28,	February 29,
	2005	2004

Exploration services	$180,744	$633,020
Administrative and management services	174,274	158,648
Research	21,368	-
	$376,386	$791,668

Amount of total charges in excess of Tri-Con costs incurred	$37,641	$111,392

Excess amount charged as a percentage of actual costs
incurred	11.1%	16.4%

4.	Loss per share:

Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended February 28, 2005 and February 29, 2004

5.	Supplementary cash flow information:

Supplemental non-cash investing and financing activities:

	February 28,	February 29,
	2005	2004

Issuance of shares for:
Debentures	$-	$119,245
Interest on debentures	-	3,883
Financing activities	252,003	-
Consulting services	282,900	148,320

6.	Debentures:

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

Remaining debentures of $140,000, plus accrued interest of $78,827 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

(b)
In February 1999 we issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and was due February 28, 2003. However, subsequent to February 29, 2003, we began re-payment of the $75,000 debenture and the balance as at February 28, 2005 is $36,652.

7.	Lease purchase agreement:

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended February 28, 2005 and February 29, 2004

7.	Lease purchase agreement (continued):

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

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which are estimated to be 10 years. Amortization on assets under capital leases charged to expense during the period ended February 28, 2005 was $49,752 (2004: $43,658).

Minimum future lease payments under capital leases as of February 28, 2005 and 2004

	2005	2004

February 28, 2004	$-	$630,466
February 28, 2005	537,356	560,302
February 28, 2006	419,370	121,324

Total minimum lease payments	956,726	1,312,092
Less: interest	(58,510)	(138,059)

	898,216	1,174,033
Less: current portion	(485,014)	(744,085)

Long-term portion	$413,202	$429,948

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Three months ended February 28, 2005 and February 29, 2004

8.	Restatement of financial statements:

The comparative consolidated financial statements for the period ended February 29, 2004 have been restated to give effect to the write-off of exploration and mineral property costs previously capitalized.

The effect of the impact of the restatements on loss and comprehensive loss for the period and loss per share is as follows:

February 29,
2004
Loss and comprehensive loss for the period, as previously stated	$(980,901)
Exploration expenses	(681,251)
Loss and comprehensive loss for the period, as restated	$(1,662,152)
Net loss per share, as previously stated	$(0.01)
Exploration costs written off	(0.00)
Net loss per share, as restated	$(0.01)

9.	Subsequent events:

Subsequent to February 28, 2005, the Company:

	(a)	issued 4,803,334 common shares at $0.03 per share totaling $144,100 pursuant to a private placement;

	(b)	issued 11,866,667 common shares at $0.03 per share totaling $356,000 pursuant to a private placement.

5

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

PLAN OF OPERATIONS

Our plan of operation for the next twelve months is discussed below:

The Nolan Gold Project

We are continuing our exploration program on the Nolan Gold Project. The objective of this geological exploration program is to further define gold deposits in order to provide a basis for the assessment of the feasibility of future additional exploration activities, including test mining activities, at the Nolan Gold Project. We plan to conduct further exploration of the Nolan Placer and Nolan Lode properties within the Nolan Gold Project. Our planned geological exploration program is described in detail in the section of our Annual Report on Form 10-KSB for the year ended November 30, 2004 entitled Description of Properties – Nolan Gold Project.

We plan to spend approximately $1,960,000 in the next twelve months in carrying out our exploration activities for the Nolan Gold Project. Of this amount, we anticipate approximately $1,300,000 will be spent on test mining activities, with the balance of $660,000 being spent on other exploration activities, including the phase one drilling program on the Mary’s Bench East deposit. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking sufficient financing to enable us to proceed with these plans and will require additional financing within the next three months if we are able to proceed with our exploration plans, including test mining activities, and process gravel for gold recovery during the summer of 2005. There is no assurance that we will be able to process any gold bearing gravel material for gold recovery during the 2005 summer season. Further, while the amount of exploration expenditures may be off-set by any recoveries from sales of gold that we may achieve from test mining activities, we anticipate that we anticipate these recoveries will not exceed our costs of exploration. Further, there is no assurance at this time that we will achieve any recoveries from sales of gold. See the discussion of our cash resources and working capital under Liquidity and Financial Condition below and in the section entitled Risk Factors below.

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

RESULTS OF OPERATIONS

Three months ended February 28, 2005 compared to the three months ended February 29, 2004.

Revenues

We did not earn revenues during the three months ended February 28, 2005 or February 29, 2004 as we did not reach commercial production of gold from the Nolan Gold Project during either of these periods. Under our accounting policies, any sales of gold recovered as a result of our exploration activities that may be realized will be treated as sales received incidental to exploration activities on the Nolan Gold Project until such time as we have reached commercial levels of gold production from the Nolan Gold Project.

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

Expenses

Our expenses decreased to $1,173,584 for the three months ended February 28, 2005 compared to $1,641,876 for the three months ended February 29, 2004, representing a decrease of $468,292 or 29%. The decreases in expenses were primarily attributable to reductions in consulting fees and exploration expenses during the three months ended February 28, 2005. Decreases on these expenditures were in-part off-set by increases in financing, advertising and promotion and research expenses.

Our decreased exploration activity on our mineral properties caused our general exploration expenses to decrease to $156,252 for the three months ended February 28, 2005 compared to $789,044 for the three months ended February 29, 2004. The decrease in exploration expenses during the three months of our current fiscal year was attributable to decreased exploration activities at the Nolan Gold Project compared to 2004 when activities were directed to gold recovery operations at the Nolan Deep Channel. These exploration activities included drilling and exploration activities on the Nolan Deep Channel, Mary’s Bench, and Treasure Chest areas. We anticipate that our exploration expenses will increase as we proceed with our planned drilling and exploration activities on the Nolan Gold properties, subject to our achieving the necessary financing. During the three months ended February 29, 2005 we sold 65 troy ounces of gold for proceeds of $30,142 which have been directly applied as a reduction to exploration costs in accordance with our accounting policies.

Research activities attributable to the low-rank coal-water fuel technology increased to $21,368 for the three months ended February 28, 2005 compared to $nil for the three months ended February 29, 2004. Our research activities are primarily in connection with the submission of our application for a grant to the Department of Energy and include the compensation of Dr. Warrack Willson.

Office expenses decreased to $105,712 for the three months ended February 28, 2005 compared to $118,182 for the three months ended February 29, 2004, representing a decrease of $12,470 or 11%. The overall decrease during the three months of our current fiscal year reflect a reduction in our general operations and activity in our offices in Fairbanks, Alaska due to the our reduced exploration activities during the first quarter of our current fiscal year.

Consulting fees decreased to $265,537 for the three months ended February 28, 2005 compared to $371,229 for the three months ended February 29, 2004, representing a decrease of $105,692 or 29%. Consulting fees are attributable to stock based compensation paid to our consultants during the year. Compensation was recorded based on the quoted market price of our shares as of the date of issue.

Loss

Our loss decreased to $1,220,787 for the three months ended February 28, 2005 compared to $1,662,152 for the three months ended February 29, 2004 representing a decrease of $441,365 or 27%. This decrease in our loss was primarily attributable to reduced exploration and consulting expenses during the three months ended February 28, 2005. We anticipate that we will continue to incur a loss until such time as we can achieve commercial production from the Nolan Gold Project, of which there is no assurance.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had cash and cash equivalents of $39,604 as of February 28, 2005, compared to cash of $12,828 as of November 30, 2004. We had a working capital deficiency of $841,292 as of February 28, 2005, compared to a working capital deficiency of $648,023 as of November 30, 2004. The increase in our working capital deficiency was primarily the result of fewer financings and continued expenses during the three months ended February 28, 2005.

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

Cash Used in Operating Activities

Cash used in operating activities decreased to $452,791 for the three months ended February 28, 2005, compared to $1,355,976 for the three months ended February 29, 2004, primarily as a result of our reduced exploration activity. We funded the cash used in operating activities primarily through equity sales of our common shares.

Financing Activities

Cash provided by financing activities decreased to $480,047 for the three months ended February 28, 2005, compared to $1,745,000 for the three months ended February 29, 2004. Cash provided by financing activities was primarily attributable to share issuances. Cash provided by financing activities was used to fund our operating and investing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of our common shares as of the date of the financing.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders.

Investing Activities

We used $480 in investing activities during the three months ended February 28, 2005 compared to $175 during the three months ended February 29, 2004, representing an increase of $305. The increase was due to a purchase of office equipment.

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

During the year ended November 30, 2004, we entered into an agreement to combine the two lease agreements. The new agreement required payment upon signing of $50,000 (paid), monthly payments of $25,000 to December 2004 and $48,851 thereafter until July 2006 for the balance of principal plus interest at a rate of 7.5% per annum.

As at February 28, 2005, the total amount outstanding under the revised lease purchase agreements was $956,726, including interest of $58,510. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment. We are required to complete future lease payments of $485,014 during the 2005 fiscal year and $413,202 during the 2006 fiscal year.

Tri-Con Group

We had pre-paid $433,755 to the Tri-Con Group as of February 28, 2005 in connection with planned exploration activities to be carried out on the Nolan Gold Project during fiscal 2005. These activities will be carried out by the Tri-Con Group on behalf of us in accordance with our operating agreements with the Tri-Con Group. See Item – 12 Certain Relationships and Related Transactions of our Annual Report on Form 10-KSB for the year ended November 30, 2004 further disclosure regarding our operating agreements with the Tri-Con Group.

Debt

The amount of our convertible debt outstanding was $176,652 as of February 28, 2005. All of this amount is current. Included in this amount is a convertible debenture in the amount of $140,000 which is in default and has accrued interest of $78,827. It is unclear as to whether this amount will ever be converted into common shares. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

As of November 30, 2004, we had repaid in full all previously outstanding convertible debentures that we had renegotiated as of March 1, 2001.

Mineral Properties

As of February 28, 2005, we were in arrears of required mineral property claims and option payments of $320,000 in respect of our Hammond Property and therefore the rights to the property were adversely affected. However, we are currently in the process of re-negotiating the terms and conditions of the Agreement with the property owner. The property owner has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit. There is however no assurance that we will be able to re-negotiate this agreement.

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

Restatement

Our consolidated financial statements for the years ended November 30, 2003 and 2002 have been restated to give effect to (i) the write-off of exploration and mineral property costs previously capitalized, (ii) the write down of equipment relating to our Grant mine mill, (iii) to correct a computation error in the amount of asset retirement obligations, and (vi) to correct an error in recording the effect of the issuance of shares of common stock issued at a 20% discount to debenture holders upon repayment of amounts due by way of stock issued instead of cash. Please refer to Note 17 of our audited financial statements for the years ended November 30, 2003 and 2002 included with our second amended Form 10-KSB for the year ended November 30, 2003 for a summary of the impact of this restatement on our results of operations for 2003. Please refer to Note 8 of our interim financial statements for the three months ended February 28, 2005 for a summary of the impact of this restatement on our results of operations for three months ended February 29, 2004.

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

Stock Based Compensation

Effective November 1, 2002, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Under the modified prospective method of adoption selected by us under the provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated. The value of shares issued to non-employees for services is based on the quoted market price of our shares as of the date of issue.

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

We had a working capital deficiency of $841,292 as of February 28, 2005. We did not report revenues in our last three fiscal years ended November 30, 2004, 2003 or 2002 or in our first quarter ended February 28, 2005. Our plan of operations calls for substantial expenditures of $1,960,000 to be incurred by us over the next twelve months in order to continue exploration activities at the Nolan Gold Project. While we will apply proceeds from gold sales generated from our test mining activities to cover our exploration expenditures, we anticipate that proceeds from gold sales over the next twelve months will not exceed our projected expenditures during this period with the result that we will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, including our planned test mining activities, and our financial condition, business prospects and results of operations will be materially adversely affected.

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

The price of gold is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of gold to decrease include the following:

(a)	Sales or leasing of gold by governments and central banks;

(b)	A low rate of inflation and a strong US dollar;

(c)	Speculative trading;

(d)	Decreased demand for golds industrial, jewelry and investment uses;

(e)	High supply of gold from production, disinvestment, scrap and hedging;

(f)	Sales by gold producers and foreign transactions and other hedging transactions;

(g)	Devaluing local currencies (relative to gold price in US dollars) leading to lower production costs and higher production in certain major gold producing regions.

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

Our annual report on Form 10-KSB for the year ended November 30, 2004 discusses our mineral resources in accordance with Canadian National Instrument 43-101, as discussed under the section of this annual report entitled “Description of Properties”. Resources are classified as “measured resources”, indicated resources” and “inferred resources” under NI 43-101. However, U.S. investors are cautioned that the United States Securities and Exchange Commission does not recognized these resource classifications. There is no assurance that any of our mineral resources will be converted into reserves under the disclosure standards of the United States Securities and Exchange Commission.

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

Our audited financial statements included with our Annual Report for the year ended November 30, 2004 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended November 30, 2004. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended February 28, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal quarter ended February 28, 2005 on the following Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Current Report on Form 8-K	February 2, 2005
Current Report on Form 8-K	April 6, 2005

We have not completed any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal quarter ended February 28, 2005 that were not reported on the Current Reports on Form 8-K described above.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

We are currently in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $78,827. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

SILVERADO GOLD MINES LTD.

DATE: April 18, 2005	/s/ Garry L. Anselmo

Garry L. Anselmo
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)