Form 10KSB/A
period 2004-11-30
SILVERADO GOLD MINES LTD
filed 2005-06-01
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-KSB

(Mark One)
 ☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended NOVEMBER 30, 2004

 ☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ____________________ to ____________________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the
Exchange Act.) $10,423,392 as of May 13, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 268,187,680 common shares, no par value outstanding as of April 11, 2005.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-KSB for the year ended November 30, 2004, as filed with the SEC on March 30, 2004 (the “Original Form 10-KSB”), amends and restates in its entirety Item 7 of the Original Form 10-KSB and the audited financial statements for the years ended November 30, 2004 and 2003 included with the Original Form 10-KSB. The audited financial statements have been amended to:

1.              Denote certain information as at November 30, 2003 and for the year ended November 30, 2003 as being restated, and

2.              Add an additional Note 17 to the audited financial statements in order to provide an explanatory note regarding the Company’s amended and restated financial statements for the year ended November 30, 2003.

The amendments to the financial statements follow the filing by the Company of amended and restated financial statements for the years ended November 30, 2003 and 2002 with the Company’s Amendment No. 2 to Form 10-KSB for the year ended November 30, 2003 filed with the SEC on April 6, 2005. There have been no amendments to the Company’s balance sheet as at November 30, 2004 or the Company’s statements of operations, cash flows and stockholders’ equity for the year ended November 30, 2004.

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

Vancouver, Canada	“AMISANO HANSON”
February 21, 2005	Chartered Accountants

750 WEST PENDER STREET, SUITE 604 VANCOUVER CANADA V6C 2T7	TELEPHONE: 604-689-0188 FACSIMILE: 604-689-9773 E-MAIL: amishan@telus.net

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2004 and 2003
(Stated in United States Dollars)

	2004	2003
		(Restated)

ASSETS

Current
Cash and cash equivalents	$12,828	$397,290
Gold inventory	48,819	100,519
Amounts receivable	8,162	23,093
Prepaid expense	122,000	-
Exploration and development advances – Note 10	532,131	118,889

	723,940	639,791
Property, plant and equipment – Note 4	1,640,791	2,296,957

	$2,364,731	$2,936,748

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 5	$365,297	$398,840
Loans payable secured by gold inventory	-	7,873
Mineral claims royalty payable – Note 3	320,000	240,000
Convertible debentures, current portion – Note 7	176,652	193,303
Capital lease obligation, current portion- Note 8	510,014	594,085

	1,371,963	1,434,101
Asset retirement obligation – Note 6	489,300	489,300
Convertible debentures – Note 7	-	194,142
Capital lease obligations – Note 8	407,468	641,492

	2,268,731	2,759,035

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
		(Restated)
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
		(Restated)
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
(Stated in United States Dollars)

						Deficit
						Accumulated
				Additional		During the
	Common Stock		Share	Paid-in	Deferred	Exploration
	Shares	Amount	Subscriptions	Capital	Compensation	Stage	Total

Balance, November 30, 2001	42,423,988	$47,056,285	$-	$-	$-	$(48,904,944)	$(1,848,659)
Shares issued:
For options exercised	6,900,000	925,000	-	-	-	-	925,000
For warrants exercised	16,250,000	1,970,000	-	-	-	-	1,970,000
For consulting fees	4,793,335	1,232,551	-	-	-	-	1,232,551
For private placements	20,775,000	2,922,000	-	-		-	2,922,000
In lieu of payment for debentures	6,944,308	1,465,927	-	-	-	-	1,465,927
Share subscriptions	-	-	268,613	-	-	-	268,613
Stock option granted	-	-	-	292,320	(164,213)	-	128,107
Net loss for the year	-	-	-	-	-	(6,965,911)	(6,965,911)

Balance, November 30, 2002 (restated)	98,086,631	55,571,763	268,613	292,320	(164,213)	(55,870,855)	97,628
Shares issued:
For private placements (net)	24,651,340	5,344,245	-	-	-	-	5,344,245
For options exercised	200,000	70,000	-	-	-	-	70,000
For warrants exercised	15,278,171	1,344,575	-	-	-	-	1,344,575
For consulting fees	2,511,668	554,085	(268,613)	-	-		285,472
In lieu of payment for debentures	5,299,542	1,181,467	-	-	-	-	1,181,467
Subscriptions received	-	-	115,000	-	-	-	115,000
Amortization of stock-based compensation	-	-	-	-	129,397	-	129,397
Stock option granted	-	-	-	171,994	(42,896)	-	129,098
Net loss for the year	-	-	-	-	-	(8,519,169)	(8,519,169)

Balance, November 30, 2003 (restated)	146,027,352	64,066,135	115,000	464,314	(77,712)	(64,390,024)	177,713

Shares issued:
For private placements	55,114,441	2,564,899	(115,000)	-	-	-	2,449,899
For warrants exercised	14,876,597	845,745	-	-	-	-	845,745
For consulting fees	6,416,667	577,140	-		-	-	577,140
In lieu of payment for debentures	2,014,530	200,023	-	-	-	-	200,023
Subscriptions received	-	-	70,000	-	-	-	70,000
Amortization of stock-based compensation		-	-	-	77,712	-	77,712
Stock-based compensation	-	-	-	2,000	-	-	2,000
Net loss for the year	-	-	-	-	-	(4,304,232)	(4,304,232)

Balance, November 30, 2004	224,449,587	$68,253,942	$70,000	$466,314	$-	$(68,694,256)	$96,000

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
(Stated in United States Dollars) – Page 2

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
(Stated in United States Dollars) – Page 3

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
(Stated in United States Dollars) – Page 4

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
(Stated in United States Dollars) – Page 5

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
(Stated in United States Dollars) – Page 6

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
(Stated in United States Dollars) – Page 7

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
(Stated in United States Dollars) – Page 8

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
(Stated in United States Dollars) – Page 9

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

	2003 (Restated)
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
		(Restated)

Accounts payable	$287,395	$330,130
Accrued interest	77,902	68,710

	$365,297	$398,840

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars) – Page 10

Note 6	Asset Retirement Obligations

The Company adopted SFAS No. 143 on December 1, 2002. Upon adoption the Company increased its reclamation liability by $270,000, increased the carrying value of assets by $116,774 and recorded a cumulative effect adjustment of $153,226.

Asset retirement obligations relate to the closure and reclamation of the Grant Mine Tailing Pond, and to the reclamation work associated with the Nolan gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and revegetating the disturbed areas. The Grant Mine assets were written off as impaired effective December 1, 2001 and an amount of $47,378 was also charged to operations in the year ended November 30, 2003 for the increase in the asset retirement obligations related to those Grant Mine assets. The Company has no assets legally restricted for purposes of settling asset retirement obligations. Had SFAS No. 143 been applied to the year ended November 30, 2002, the accrued reclamation liability would have been $443,809.

Reconciliation of asset retirement obligation for the years ended November 30, 2003 and 2004:

	Grant	Nolan
	Mine	Project	Total

Balance, December 1, 2002 (restated)	$300,000	$166,000	$466,000

Accretion expense	15,000	8,300	23,300
Liabilities settled	-	-	-

Balance, November 30, 2003 (restated)
and 2004	$315,000	$174,300	$489,300

Note 7	Convertible Debentures – Note 9

Convertible debentures outstanding at November 30, 2004 and 2003 consisted of the following:

	2004	2003

Renegotiated in 2001	$-	$194,142
Issued in 1994	140,000	140,000
Issued in 1999	36,652	53,303

	176,652	387,445
Less: current portion	(176,652)	(193,303)

	$-	$194,142

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars) – Page 11

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
(Stated in United States Dollars) – Page 12

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
(Stated in United States Dollars) – Page 13

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
(Stated in United States Dollars) – Page 14

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
(Stated in United States Dollars) – Page 15

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
(Stated in United States Dollars) – Page 16

Note 10	Related Party Transactions – (cont’d)

The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all the Company’s fieldwork and to provide administrative and management services. Under the current contract dated January, 1997, work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out-of-pocket or actual cost plus 15% charge for office overhead including stand-by and contingencies. There is no mark- up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company. At November 30, 2004, the Company had advanced $532,131 (2003: $118,889) to the Tri-Con Group for exploration and development expenses to be performed during the next fiscal period on behalf of the Company. For the year ended November 30, 2004, the Tri-Con Group’s services focused mainly on corporate planning, mining, engineering and preparation for year round production on the Company’s Nolan property, administration services at both the field and corporate offices and the Low-Rank Coal-Water fuel project.

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
(Stated in United States Dollars) – Page 17

Note 11	Income Taxes

Tax effects of temporary differences that give rise to deferred tax assets at November 30, 2004 and 2003 are as follows:

	2004	2003
		(Restated)

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
		(Restated)

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
(Stated in United States Dollars) – Page 18

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
		(Restated)
Net loss for the year:
Canada	$1,824,434	$1,746,886
United States	2,479,798	6,772,283

	$4,304,232	$8,519,169
Long-lived assets:
Canada	8,473	19,618
United States	1,632,318	2,277,339

	$1,640,791	$2,296,957

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars) – Page 19

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

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars) – Page 20

Note 15	Subsequent Events – (cont’d)

	c)	issued 3,076,924 common shares at $0.0325 per share totaling $100,000 pursuant to a private placement;

	d)	issued 650,000 common shares at $0.06 per share totaling $39,000 pursuant to consulting fees.

	e)	issued 3,500,000 common shares at $0.06 per share totaling $210,000 pursuant to replacement warrants.

	f)	issued 2,000,000 common shares at $0.025 per share totaling $50,000 pursuant to consulting fees.

	g)	issued 1,150,000 common shares at $0.033 per share totaling $37,950 pursuant to consulting fees.

	h)	issued 75,000 common shares at $0.05 per share totaling $3,750 pursuant to consulting fees.

Note 16	Comparative Figures

Certain figures of the comparative year have been restated to conform with the current year’s presentation.

Note 17	Restatement

The accompanying consolidated financial statements for the year ended November 30, 2003 have been restated to give effect to the write-off of exploration and mineral property costs previously capitalized, to correct a computation error in the amount of asset retirement obligations, to provide for an impairment charge on certain property, plant and equipment, and to correct an error in recording the effect of the issuance of shares of common stock issued at a 20% discount to debenture holders upon repayment of amounts due by way of stock issued instead of cash. These restatements occurred and were recorded for the years ended November 30, 2003 and 2002.

The effect of the restatements on loss for the period and loss per share is as follows:

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2004 and 2003
(Stated in United States Dollars) – Page 21

Note 17	Restatement – (cont’d)

2003

Net loss for the period, as previously stated	$(3,675,079)

Exploration costs written off	(4,766,335)
Mineral property costs written off	350,000
Depreciation and accretion	(77,618)
Beneficial conversion feature	(196,911)
Cumulative effect of accounting change	(153,226)

Net loss for the period, as restated	$(8,519,169)

Net loss per share, as previously stated	$(0.03)

Exploration costs written off	(0.04)
Mineral property costs written off	(0.00)
Depreciation and accretion	(0.00)
Beneficial conversion feature	(0.00)
Cumulative effect of accounting change	(0.00)

Net loss per share, as restated	$(0.07)

ITEM 13.         EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of the Company (1)

3.2	Amendment to Articles of the Company (2)

3.3	Altered Memorandum of the Company (3)

3.4	Amendment to Articles of the Company (8)

4.1	Share certificate representing common shares of the capital of the Company (1)

10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)

10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)

10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)

10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)

10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)

10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)

10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)

10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)

10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)

10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)

10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)

10.12	2003 Stock Option Plan (7)

10.13	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (9)

10.14	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (9)

10.15	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (9)

10.16	Consultant Agreement between the Company and Smith Conciglia Consulting, Inc. dated May 16, 2004 (9)

10.17	Form of Delay Agreement between the Company and certain of the Selling Shareholders.(9)

10.18	2004 Stock Option Plan (10)

23.1	Consent of Morgan & Company(11)

23.2	Consent of Amisano Hanson(11)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(11)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Schedule 14A Proxy Statement filed April 29, 2003.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004;
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(11)	Filed as an exhibit to this Amendment No. 1 to Annual Report on Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO GOLD MINES LTD.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
Director

Date:	May 25, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director

Date:	May 25, 2005

By:	/s/ James F. Dixon
James F. Dixon
Director

Date:	May 25, 2005

By:	/s/ John R. McKay
Stuart McCulloch (signed by John R. MacKay his alternate)
Director

Date:	May 25, 2005