Form 10QSB
period 2005-05-31
SILVERADO GOLD MINES LTD
filed 2005-07-15
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 296,017,505 common shares, no par value outstanding as of July 13, 2005.

ITEM 1.               FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2005 and November 30, 2004
(Stated in United States Dollars)

	2005	2004
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$75,358	$12,828
Gold inventory	26,392	48,819
Amounts receivable	9,932	8,162
Prepaid expense	-	122,000
Exploration and development advances	457,421	532,131

	569,103	723,940
Property, plant and equipment	1,389,882	1,640,791

	$1,958,985	$2,364,731

LIABILITIES

Current
Accounts payable and accrued liabilities	$470,700	$365,297
Mineral claims royalty payable	320,000	320,000
Convertible debentures, current portion	176,652	176,652
Capital lease obligation, current portion	364,214	510,014

	1,331,566	1,371,963
Asset retirement obligation	526,609	489,300
Capital lease obligations	434,386	407,468

	2,292,561	2,268,731

SHAREHOLDERS’ EQUITY (DEFICIT)

Capital stock
Authorized: unlimited common shares with no par value
Issued and outstanding:
269,904,348 common shares (2004: 224,449,587)	69,760,285	68,253,942
Additional paid-in capital	466,314	466,314
Shares to be issued	75,000	70,000
Accumulated deficit during exploration	(70,635,175)	(68,694,256)

	(333,576)	96,000

	$1,958,985	$2,364,731

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended May 31, 2005 and May 31, 2004
(Stated in United States Dollars)

					Period Since
					Recommencement
	Three months ended May 31		Six months ended May 31		Of Exploration Stage
	2005	2004	2005	2004	December 1, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	to May 31, 2005
		(Restated)		(Restated)	(Restated)

General and Administrative Expenses
Accounting and audit	$29,700	$23,984	$52,300	$34,230	$154,020
Advertising and promotion	39,912	66,980	137,038	127,395	1,399,308
Consulting fees	58,624	127,496	324,161	498,725	4,345,119
Depreciation, accretion and impairment	45,784	58,613	103,834	131,958	1,532,156
Exploration expenses	143,345	274,318	299,597	1,063,362	8,180,761
Financing activities	-	-	252,003	-	252,003
Interest on convertible debentures	3,716	3,677	6,516	8,444	666,890
Interest on capital lease obligations	21,184	19,323	26,918	32,779	228,080
Legal	38,236	23,922	58,321	40,255	264,895
Management services	137,268	150,116	288,611	324,375	1,025,989
Office	122,547	114,021	228,259	232,203	1,515,477
Other interest and bank charges	1,134	1,461	3,032	3,748	23,363
Reporting and investor relations	5,498	6,347	16,323	7,843	68,709
Research	43,531	27,000	64,899	27,000	550,285
Transfer agent fees and mailing	10,013	15,994	12,264	22,811	80,488
Write-off of mineral claim expenditures	-	-	-	-	1,159,529
Write-down of property, plant and equipment	-	-	-	-	285,875

Total General and Administrative Expenses	(700,492)	(913,252)	(1,874,076)	(2,555,128)	(21,732,947)

Other Income (Expense)

Interest and other income	508	1,309	764	2,039	91,259
Gain (loss) on foreign exchange	(20,148)	(27,107)	(67,607)	(48,113)	64,682

Total Other Income (Expense)	(19,640)	(25,798)	(66,843)	(46,074)	155,941

Loss and comprehensive loss for the period	$(720,132)	$(939,050)	$(1,940,919)	$(2,601,202)	$(21,577,006)

Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average number of
common shares outstanding	268,630,739	178,121,438	246,662,210	170,655,392

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended May 31, 2005 and May 31, 2004,
(Stated in United States Dollars)

			Period Since
			Recommencement
	Six Months Ended May 31		Of Exploration Stage
	2005	2004	December 1, 2001
	(Unaudited)	(Unaudited)	to May 31, 2005
		(Restated)	(Restated)
Cash Flows used in Operating Activities
Net loss for the period	$(1,940,919)	$(2,601,202)	$(21,730,232)
Adjustments to reconcile loss to net cash provided
by (used in) operating activities:
Cumulative effect of accounting change	-	-	153,226
Depreciation, accretion and impairment	141,143	131,958	1,569,465
Stock based compensation	-	-	2,252,950
Stock issued for debenture	-	-	217,687
Non-cash consulting expense	284,900	353,530	862,040
Non-cash financing expense	252,000	-	252,000
Interest accrued	-	16,276	486,370
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,876
Changes in non-cash operating working capital:
Amounts receivable	(1,770)	11,897	(7,056)
Gold inventory	22,427	(90,463)	(15,252)
Prepaid expense	122,000	-	-
Exploration and development advances	74,710	(33,481)	(457,421)
Share subscriptions issued	5,000	-	190,000
Accounts payable and accrued liabilities	105,403	34,183	(125,694)
Increase in mineral claims royalty payable	-	-	3,500

Net cash used in Operating Activities	(935,106)	(2,177,302)	(14,903,013)

Cash Flows used in Investing Activities
Purchase of property, plant and equipment	(480)	(1,615)	(1,327,873)
Disposal of property, plant and equipment	148,000	-	251,052

Net cash provided (used) from Investing Activities	147,520	(1,615)	(1,076,821)

Cash Flows from Financing Activities
Common stock issued for cash (net of share issue cost)	968,998	2,278,333	16,840,462
Repayment of convertible debentures	-	-	(38,347)
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligations	(118,882)	(142,221)	(410,192)
Due to related party	-	-	(318,095)

Net cash provided from Financing Activities	850,116	2,136,112	16,038,099

Increase (decrease) in cash and cash equivalents	62,531	(42,805)	58,265

Cash and cash equivalents, beginning of period	12,828	397,290	17,093

Cash at end of the period	$75,358	$354,485	$75,358

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2005 and May 31, 2004

1.	Basis of presentation:

The unaudited consolidated financial statements include the accounts of Silverado Gold Mines Ltd. and its wholly-owned subsidiary Silverado Green Fuel Inc. These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. These financial statements also comply, in all material respects, with generally accepted accounting principles in the United States.

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2005, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the six month periods ended May 31, 2005, and May 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended November 30, 2004.

2.	Continuing operations:

At May 31, 2005, we had a working capital deficiency of $762,463, up from a working capital deficiency of $648,023 at November 30, 2004, primarily as a result of decreased funding from issuances of common stock and an increase of our debt.

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

Six months ended May 31, 2005 and May 31, 2004

3.	Related party transactions:

We have had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska  Inc. (collectively the “Tri-Con Mining Group”), all of which are controlled by a director of ours.

The Tri-Con Mining Group are operations and exploration contractors, and have been employed by us under  contract since 1972 to carry out all of our fieldwork and to provide administrative and management services.  Under our current contract dated January, 1997 work is charged at cost plus 25% for exploration and cost  plus 15% for development and mining. Cost includes out of pocket or actual cost plus 15% charge for office  overhead including stand by and contingencies. There is no mark up on capital purchases. The Tri-Con  Group does not charge the Company for the services of its directors who are also directors of the Company.  At May 31, 2005, we had prepaid $457,421 to the Tri-Con Mining Group for exploration and administration  services to be performed during the current fiscal year on behalf of us. The Tri-Con Mining Group’s services  for the current fiscal year are focusing mainly on the our Low-Rank Coal-Water Fuel program as well as  corporate planning and preparation for year round production on our Nolan property, and administration  services at both our field and corporate offices.

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to  the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con  Group personnel working on our projects, and including interest charged on outstanding balance at the Tri- Con Group's borrowing costs are shown below:

	May 31,	May 31,
	2005	2004

Exploration services	$254,773	$878,886
Administrative and management services	365,521	328,282
Research	64,899	27,000
	$685,193	$1,234,168

Amount of total charges in excess of Tri-Con costs incurred	$66,572	$186,520

Excess amount charged as a percentage of actual costs
incurred	9.7%	15.1%

4.	Loss per share:

Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2005 and May 31, 2004

5.	Supplementary cash flow information:

Supplemental non-cash investing and financing activities:

	May 31,	May 31,
	2005	2004

Sale of fixed assets under capital lease	$95,000	$100,000
Issuance of shares for:
Debentures	-	173,738
Interest on debentures	-	5,381
Financing activities	252,000	-
Consulting services	284,900	291,640
Capital lease obligation	(95,000)	(100,000)

6.	Debentures:

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. We issued replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001.

(a)
As of November 30, 2004 the replacement debentures have been repaid in full. Remaining debentures of $140,000, plus accrued interest of $78,827 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

(b)
In February 1999 we issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and was due February 28, 2003. However, subsequent to February 29, 2003, we began re-payment of the $75,000 debenture and the balance as at May 31, 2005 is $36,652.

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

Six months ended May 31, 2005 and May 31, 2004

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

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which are estimated to be 10 years. Amortization on assets under capital leases charged to expense during the period ended May 31, 2005 was $50,316 (2004: $87,316).

Minimum future lease payments under capital leases as of May 31, 2005 and 2004

	2005	2004

November 30, 2004	$-	$269,253
November 30, 2005	391,556	586,206
November 30, 2006	492,472	213,610

Total minimum lease payments	884,028	1,069,069
Less: interest	(85,428)	(75,713)

	798,600	993,356
Less: current portion	364,214	(504,124)

Long-term portion	$434,386	$489,232

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Six months ended May 31, 2005 and May 31, 2004

8.	Restatement of financial statements:

The comparative consolidated financial statements for the period ended May 31, 2004 have been restated to give effect to the write-off of exploration and mineral property costs previously capitalized.

The effect of the impact of the restatements on loss and comprehensive loss for the period and loss per share is as follows:

May 31,
2004
Loss and comprehensive loss for the period, as previously stated	$(1,709,234)
Exploration expenses	(891,968)
Loss and comprehensive loss for the period, as restated	$(2,601,202)
Net loss per share, as previously stated	$(0.01)
Exploration costs written off	(0.01)
Net loss per share, as restated	$(0.02)

9.	Subsequent events:

Subsequent to May 31, 2005, the Company:

	(a)	issued 3,333,334 common shares at $0.0225 per share totaling $75,000 pursuant to a private placement;

	(b)	issued 5,002,045 common shares at $0.0225 per share totaling $112,546 pursuant to a private placement.

	(c)	issued 17,777,778 common shares at $0.0225 per share totaling $400,000 pursuant to a private placement.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We are engaged in the acquisition and exploration of mineral properties in the State of Alaska. Our primary focus is the exploration of our Nolan Gold Project, located 175 miles north of Fairbanks, Alaska. Our plan of operations is to continue with exploration activities at the Nolan Gold Project. These plans include exploration for both placer gold deposits and lode gold deposits at the Nolan Gold Project. Our exploration activities include lode drilling and trenching, geochemical and geophysical surveys, placer drilling, and bulk placer test mining work that we carry out as part of our exploration programs.

We are also seeking financing to enable us to proceed with the retrofitting and operation of our Grant Mill Facility as a demonstration facility to establish the combustion characteristics and marketability of low-rank coal-water fuel to be used as a replacement fuel in oil fired boilers and utility generators. There is no assurance that we will be able to obtain any financing for this project.

We hold interests in four groups of mineral properties in Alaska, as described below:

1.	our Nolan Gold Project;

2.	our Ester Dome Gold properties;

3.	our Hammond properties; and

4.	our Eagle Creek properties.

We are an exploration stage company. All of our properties are presently in the exploration stage. We do not have any commercially viable reserves on any of our properties. There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration will be required before a final evaluation of the feasibility of commercial mining on any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that determines a commercially viable mineral deposit exists on any of our mineral properties.

PLAN OF OPERATIONS

Our plan of operation for the next twelve months is discussed below:

The Nolan Gold Project

We plan to conduct further exploration at the Nolan Placer and Nolan Lode properties within the Nolan Gold Project. Our planned geological exploration program is described in detail in the section of our Annual Report on Form 10-KSB for the year ended November 30, 2004 entitled Description of Properties – Nolan Gold Project. The objective of this geological exploration program is to further define both placer and lode gold occurrences in order to provide a basis for future exploration activities, including test mining activities, at the Nolan Gold Project. Our lode exploration work is intended to increase our geologic knowledge on the Solomon Shear Trend.

We plan to spend approximately $1,960,000 in the next twelve months in carrying out our exploration activities for the Nolan Gold Project. Of this amount, we anticipate approximately $1,300,000 will be spent on test mining activities, with the balance of $660,000 being spent on other exploration activities, including the phase one drilling program on the Mary’s Bench East deposit and continued exploration for lode gold occurrences along the Solomon Shear Trend. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking sufficient financing to enable us to proceed with these plans and will require additional financing within the next three months in order to proceed with our exploration plans, including winter test mining and gravel processing for gold recovery during the summer of 2006. We will not process any gravel for gold recovery during the summer of 2005. There is no assurance that we will secure the necessary financing to proceed with those plans. While the costs of exploration and test mining may be off-set by recoveries from sales of gold that we may achieve these recoveries may not exceed the costs of our exploration programs including our test mining activities. Further, there is no assurance at this time that we will achieve any recoveries from sales of gold. See the discussion of our cash resources and working capital under Liquidity and Financial Condition below and in the section entitled Risk Factors below.

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

We do not have any commercially viable reserves on any of our properties that comprise the Nolan Gold Project or any of our other properties. We plan to carry out exploration activities on the Nolan Gold Project that are referred to as “test mining activities”. The objectives of the test mining activities on the Nolan Gold Project are to expand our knowledge on bulk extraction costs and methods, continue development of geological data of the placer deposits on the Nolan Gold Project and to recover gold from test mining activities in order to recover a portion of the expense associated with exploration of the Nolan Gold Project. As we have not established commercially viable reserves on the Nolan Gold Project, there is no assurance that any recoveries of gold from test mining activities will be sufficient to pay for the full cost of exploration. There is no assurance that our test mining activities will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties that comprise the Nolan Gold Project.

Low-Rank Coal-Water Fuel Project

We anticipate spending approximately $300,000 during the current fiscal year on our work to seek funding from government and private sources in connection with establishment of the demonstration facility at the Grant Mill. There is no assurance that any financing will be obtained from either government or private sources to fund this project.

RESULTS OF OPERATIONS

Six months ended May 31, 2005 compared to the six months ended May 31, 2004.

Revenues

We did not earn revenues during the six months ended May 31, 2005 or May 31, 2004 as we did not reach commercial production of gold from the Nolan Gold Project during either of these periods. Under our accounting policies, any sales of gold recovered as a result of our exploration activities that may be realized will be treated as sales received incidental to exploration activities on the Nolan Gold Project until such time as we have reached commercial levels of gold production from the Nolan Gold Project.

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

Expenses

Our expenses decreased to $1,874,076 for the six months ended May 31, 2005 compared to $2,555,128 for the six months ended May 31, 2004, representing a decrease of $681,052 or 27%. Our expenses decreased to $700,492 for the three months ended May 31, 2005 compared to $913,252 for the three months ended May 31, 2004 representing a decrease of $212,760 or 23%. The decrease in expenses were primarily attributable to reductions in exploration expenses during the six months ended May 31, 2005 as a result of our having less funds with which to pursue exploration. Expenses associated with consulting fees and management services also declined as a result of our decreased activity. Decreases on these expenditures were in-part off-set by increases in accounting and audit, legal, financing, advertising and promotion and research expenses.

Our decreased exploration activity on our mineral properties resulted in a reduction of our general exploration expenses to $299,597 for the six months ended May 31, 2005 compared to $1,063,362 for the six months ended May 31, 2004. General exploration expenses decreased to $143,345 for the three months ended May 31, 2005 compared to $274,318 for the three months ended May 31, 2004. The decrease in exploration expenses during the six months of our current fiscal year was attributable to decreased exploration activities at the Nolan Gold Project compared to 2004 when activities were directed to gold recovery operations at the Nolan Deep Channel. These exploration activities included drilling and exploration activities on the Nolan Deep Channel, Mary’s Bench, and Treasure Chest areas. We anticipate that our exploration expenses will increase as we proceed with our planned drilling and exploration activities on the Nolan Gold properties, subject to our achieving the necessary financing. During the six months ended May 31, 2005 we sold 45 troy ounces of gold for proceeds of $19,263 which have been directly applied as a reduction to exploration costs in accordance with our accounting policies.

Research activities attributable to the low-rank coal-water fuel technology increased to $64,899 for the six months ended May 31, 2005 compared to $27,000 for the six months ended May 31, 2004. These expenses increased to $43,531 for the three months ended May 31, 2005 from $27,000 for the three months ended May 31, 2004. Our research activities are primarily in connection with the submission of our application for a grant to the Department of Energy and include the compensation of Dr. Warrack Willson.

Office expenses decreased to $228,259 for the six months ended May 31, 2005 compared to $232,203 for the six months ended May 31, 2004, representing a decrease of $3,944 or 2%. Office expenses increased to $122,547 for the three months ended May 31, 2005 compared to $114,021 for the three months ended May 31, 2004, representing an increase of $8,526 or 8%. The overall decrease during the six months of our current fiscal year reflect a decrease in our general office operating costs and activity in our offices in Fairbanks, Alaska due to the reduced exploration activities during the first half of our current fiscal year.

Management services expenses decreased to $288,611 for the six months ended May 31, 2005 compared to $324,375 for the six months ended May 31, 2004, representing a decrease of $35,674 or 11%. Management services expenses decreased to $137,268 for the three months ended May 31, 2005 compared to $150,116 for the three months ended May 31, 2004. Consulting fees decreased to $324,161 for the six months ended May 31, 2005 compared to $498,725 for the six months ended May 31, 2004, representing a decrease of $174,564 or 35%. These fees decreased to $58,624 for the three months ended May 31, 2005 compared to $127,496 for the three months ended May 31, 2004. Consulting fees are attributable to stock based compensation paid to our consultants during the year. Compensation was recorded based on the quoted market price of our shares as of the date of issue. Decreases in management services and consulting expenses reflected our decreased activity in the first six months of 2005 compared to the first six months of 2004.

Loss

Our loss and comprehensive loss decreased to $1,940,919 for the six months ended May 31, 2005 compared to $2,601,202 for the six months ended May 31, 2004 representing a decrease of $660,283 or 25%. Our loss and comprehensive loss decreased to $720,132 for the three months ended May 31, 2005 compared to $939,050 for the three months ended May 31, 2004. These decreases in our loss were primarily attributable to reduced exploration and consulting expenses during the six months ended May 31, 2005. We anticipate that we will continue to incur a loss until such time as we can achieve commercial production from the Nolan Gold Project, of which there is no assurance.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had cash and cash equivalents of $75,358 as of May 31, 2005, compared to cash of $12,828 as of November 30, 2004. We had a working capital deficiency of $762,463 as of May 31, 2005, compared to a working capital deficiency of $648,023 as of November 30, 2004. The increase in our working capital deficiency was primarily the result of fewer financings and continued expenses during the six months ended May 31, 2005.

We will require additional financing during the current fiscal year due to our current working capital deficiency, our plan of operations for the Nolan Gold Project, our planned exploration activities and our plan to continue to pursue financing through U.S. and state government programs and initiatives and through private sources. We plan to spend approximately $1,960,000 in the next twelve months in carrying out our exploration activities for the Nolan Gold Project. We anticipate spending approximately $300,000 during the next twelve months on our work to seek funding in connection with establishment of the demonstration facility at the Grant Mill. We presently do not have sufficient financing to enable us to proceed with these plans and will require additional financing within the next three months if we are able to proceed with our exploration plans, including test mining activities during the winter of 2005/2006 and process gravel for gold recovery during the summer of 2006. Our actual expenditures on these activities will depend on the actual amount of funds that we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing. See Risk Factors.

Cash Used in Operating Activities

Cash used in operating activities decreased to $935,106 for the six months ended May 31, 2005, compared to $2,177,302 for the six months ended May 31, 2004, predominantly as a result of our reduced exploration activity. We funded the cash used in operating activities primarily through equity sales of our common shares.

Investing Activities

Cash provided by investing activities increased to $147,520 during the six months ended May 31, 2005 compared to cash used in investing activities of $1,615 during the six months ended May 31, 2004, representing an increase of $149,135. The increase was due to sale of mining equipment.

Financing Activities

Cash provided by financing activities decreased to $850,116 for the six months ended May 31, 2005, compared to $2,136,112 for the six months ended May 31, 2004. Cash provided by financing activities was primarily attributable to share issuances. Cash provided by financing activities was used to fund our operating and investing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of our common shares as of the date of the financing.

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

As at May 31, 2005, the total amount outstanding under the revised lease purchase agreements was $884,028, including interest of $85,428. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment. We are required to complete future lease payments of $391,556 during the 2005 fiscal year and $492,472 during the 2006 fiscal year.

Tri-Con Group

We had pre-paid $457,421 to the Tri-Con Group as of May 31, 2005 in connection with planned exploration activities to be carried out on the Nolan Gold Project during fiscal 2005. These activities will be carried out by the Tri-Con Group on behalf of us in accordance with our operating agreements with the Tri-Con Group. See Item – 12 Certain Relationships and Related Transactions of our Annual Report on Form 10-KSB for the year ended November 30, 2004 further disclosure regarding our operating agreements with the Tri-Con Group.

Debt

The amount of our convertible debt outstanding was $176,652 as of May 31, 2005. All of this amount is current. Included in this amount is a convertible debenture in the amount of $140,000 which is in default and has accrued interest of $84,418. It is unclear as to whether this amount will ever be converted into common shares. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

As of November 30, 2004, we had repaid in full all previously outstanding convertible debentures that we had renegotiated as of March 1, 2001.

Mineral Properties

As of May 31, 2005, we were in arrears of required mineral property claims and option payments of $320,000 in respect of our Hammond Property and therefore the rights to the property were adversely affected. However, we are currently in the process of re-negotiating the terms and conditions of the Agreement with the property owner. The property owner has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit. There is however no assurance that we will be able to re-negotiate this agreement.

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

Future Financings

We require additional financings in order to fund our plan of operations. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities, including test mining activities.

Restatement

Our consolidated financial statements for the years ended November 30, 2003 and 2002 have been restated to give effect to (i) the write-off of exploration and mineral property costs previously capitalized, (ii) the write down of equipment relating to our Grant mine mill, (iii) to correct a computation error in the amount of asset retirement obligations, and (vi) to correct an error in recording the effect of the issuance of shares of common stock issued at a 20% discount to debenture holders upon repayment of amounts due by way of stock issued instead of cash. Please refer to Note 17 of our audited financial statements for the years ended November 30, 2003 and 2002 included with our second amended Form 10-KSB for the year ended November 30, 2003 for a summary of the impact of this restatement on our results of operations for 2003. Please refer to Note 8 of our interim financial statements for the six months ended May 31, 2005 for a summary of the impact of this restatement on our results of operations for that period.

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

We had a working capital deficiency of $762,463 as of May 31, 2005. We did not report revenues in our last three fiscal years ended November 30, 2004, 2003 or 2002 or in the six months ended May 31, 2005. Our plan of operations calls for substantial expenditures of $1,960,000 to be incurred by us over the next twelve months in order to continue exploration activities at the Nolan Gold Project. While we will apply proceeds from gold sales generated from our test mining activities to cover our exploration expenditures, we anticipate that proceeds from gold sales over the next twelve months will not exceed our projected expenditures during this period with the result that we will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, including our planned test mining activities, and our financial condition, business prospects and results of operations will be materially adversely affected.

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

The price of gold is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of gold to decrease include the following:

(a)	Sales or leasing of gold by governments and central banks;

(b)	A low rate of inflation and a strong US dollar;

(c)	Speculative trading;

(d)	Decreased demand for gold’s industrial, jewelry and investment uses;

(e)	High supply of gold from production, disinvestment, scrap and hedging;

(f)	Sales by gold producers and foreign transactions and other hedging transactions;

(g)	Devaluing local currencies (relative to gold price in US dollars) leading to lower production costs and higher production in certain major gold producing regions.

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

15

ITEM 3.               CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended May 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.               CHANGES IN SECURITIES AND USE OF PROCEEDS

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal quarter ended May 31, 2005 on the following Current Report on Form 8-K that we have filed with the Securities and Exchange Commission:

Report	Date of Filing with SEC
Current Report on Form 8-K	June 27, 2005

We did not complete any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal quarter ended May 31, 2005 that were not reported on the Current Report on Form 8-K described above.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly autexhibit31-1.htmhorized.

SILVERADO GOLD MINES LTD.

DATE:	July 15, 2005

/s/ Garry L. Anselmo
Garry L. Anselmo
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)