Form 10QSB
period 2005-08-31
SILVERADO GOLD MINES LTD
filed 2005-10-14
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2005

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period ________ to ________.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 316,287,506 common shares, no par value, outstanding as of October 11, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

ITEM 1. FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2005 and November 30, 2004
(Stated in United States Dollars)

ASSETS	2005	2004
	(Unaudited)
Current
Cash and cash equivalents	$159,482	$12,828
Gold inventory	24,435	48,819
Amounts receivable	7,398	8,162
Prepaid expense	-	122,000
Exploration and development advances	384,184	532,131

	575,499	723,940
Property, plant and equipment	1,337,881	1,640,791

	$1,913,380	$2,364,731

LIABILITIES
Current
Accounts payable and accrued liabilities	$426,307	$365,297
Mineral claims royalty payable	320,000	320,000
Convertible debentures, current portion	176,652	176,652
Capital lease obligation, current portion	323,734	510,014

	1,246,693	1,371,963
Asset retirement obligation	533,031	489,300
Capital lease obligations	449,141	407,468

	2,228,865	2,268,731

SHAREHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized: unlimited common shares with no par value
Issued and outstanding:
312,417,505 common shares (2004: 224,449,587)	70,613,338	68,253,942
Additional capital stock options	466,314	466,314
Shares to be issued	-	70,000
Accumulated deficit during exploration	(71,395,137)	(68,694,256)

	(315,485)	96,000

	$1,913,380	$2,364,731

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended August 31, 2005 and August 31, 2004
(Stated in United States Dollars)

					Period Since
					Recommencement
	Three months ended August 31		Nine months ended August 31		Of Exploration
					Stage
	2005	2004	2005	2004	December 1, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	To August 31,
					2005
		(Restated)		(Restated)	(Restated)

General and Administrative Expenses
Accounting and audit	$22,256	$15,199	$74,556	$49,429	$176,276
Advertising and promotion	44,846	61,373	181,884	188,768	1,444,154
Consulting fees	20,085	61,657	344,246	560,382	4,365,204
Depreciation, accretion and impairment	95,709	66,220	199,543	198,178	1,684,116
Exploration expenses	122,476	200,267	422,073	1,263,629	8,303,237
Financing activities	-	-	252,003	-	252,003
Interest on convertible debentures	3,258	1,946	9,774	10,390	670,148
Interest on capital lease obligations	14,657	18,272	41,575	52,457	228,080
Legal	5,396	51,757	63,717	92,012	270,291
Management services	337,711	168,693	626,322	493,068	1,363,700
Office	87,584	109,142	315,843	341,345	1,603,061
Other interest and bank charges	1,719	2,825	4,751	5,167	39,739
Reporting and investor relations	28,282	2,591	44,605	10,434	96,991
Research	26,537	28,386	91,436	55,386	576,822
Transfer agent fees and mailing	6,450	4,584	18,714	27,395	86,938
Write-off of mineral claim expenditures	-	-	-	-	1,159,529
Write-down of property, plant and equipment	-	-	-	-	285,875

Total General and Administrative Expenses	(816,966)	(792,912)	(2,691,042)	(3,348,040)	(22,606,164)

Other Income (Expense)

Interest and other income	626	635	1,390	2,674	91,885
Gain (loss) on foreign exchange	78,835	46,459	(11,228)	(1,654)	121,061

Total Other Income (Expense)	79,461	47,094	(9,838)	1,020	212,946

Cumulative effect of accounting change	-	-	-	-	(153,226)

Loss and comprehensive loss for the period	$(737,505)	$(745,818)	$(2,700,880)	$(3,347,020)	$(22,546,444)

Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average number of
common shares outstanding	292,906,521	196,964,585	266,659,207	179,573,077

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended August 31, 2005 and August 31, 2004,
(Stated in United States Dollars)

			Period Since
			Recommencement
	Nine Months Ended August 31		Of Exploration Stage
	2005	2004	December 1, 2001
	(Unaudited)	(Unaudited)	to August 31, 2005
		(Restated)	(Restated)
Cash Flows used in Operating Activities
Net loss for the period	$(2,700,880)	$(3,347,020)	$(22,546,444)
Adjustments to reconcile loss to net cash provided
by (used in) operating activities:
Cumulative effect of accounting change	-	-	153,226
Depreciation, accretion and impairment	199,543	198,178	1,684,116
Stock based compensation	-	-	2,252,950
Stock issued for debenture	-	(10,862)	217,687
Non-cash consulting expense	284,900	378,030	862,040
Non-cash financing expense	252,003	-	252,003
Interest accrued	-	-	486,370
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in non-cash operating working capital:
Amounts receivable	764	11,356	(4,522)
Gold inventory	24,384	(88,450)	(13,295)
Prepaid expense	122,000	-	-
Exploration and development advances	147,947	(21,465)	(384,184)
Share subscriptions issued	(70,000)	135,000	115,000
Accounts payable and accrued liabilities	61,011	(34,782)	(170,086)
Increase in mineral claims royalty payable	-	-	3,500

Net cash used in Operating Activities	(1,678,328)	(2,780,015)	(15,646,235)

Cash Flows used in Investing Activities
Purchase of property, plant and equipment	(6,101)	(4,870)	(1,333,494)
Disposal of property, plant and equipment	153,200	-	256,252

Net cash provided (used) from Investing Activities	147,099	(4,870)	(1,077,242)

Cash Flows from Financing Activities
Common stock issued for cash (net of share issue cost)	1,822,490	2,607,643	17,693,954
Repayment of convertible debentures	-	-	(38,347)
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligations	(144,607)	(198,949)	(435,917)
Due to related party	-	-	(318,095)

Net cash provided from Financing Activities	1,677,883	2,408,694	16,865,866

Increase (decrease) in cash and cash equivalents	146,654	(376,191)	142,389

Cash and cash equivalents, beginning of period	12,828	397,290	17,093

Cash at end of the period	$159,482	$21,099	$159,482

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2005 and August 31, 2004

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

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at August 31, 2005, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the nine month periods ended August 31, 2005, and August 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended November 30, 2004.

2.	Going concern:

At August 31, 2005, we had a working capital deficiency of $671,194, up from a working capital deficiency of $648,023 at November 30, 2004, primarily as a result of a reduction in our prepaid expense and exploration and development advances.

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2005 and August 31, 2004

3.

Related party transactions:

We have had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the “Tri-Con Mining Group”), all of which are controlled by a director of ours.

The Tri-Con Mining Group are operations and exploration contractors, and have been employed by us under contract since 1972 to carry out all of our fieldwork and to provide administrative and management services. Under our current contract dated January, 1997 work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. There is no mark up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company. At August 31, 2005, we had prepaid $384,184 to the Tri-Con Mining Group for exploration and administration services to be performed during the current fiscal year on behalf of the Company. The Tri-Con Mining Group’s services for the current fiscal year are focusing mainly on the our Low-Rank Coal-Water Fuel program as well as corporate planning and preparation for year round production on our Nolan property, and administration services at both our field and corporate offices.

The aggregate amounts paid to the Tri-Con Group each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on our projects, and including interest charged on outstanding balance at the Tri-Con Group's borrowing costs are shown below:

	August 31,	August 31,
	2005	2004

Exploration services	$366,591	$1,102,850
Administrative and management services	654,711	498,255
Research	91,436	55,386
	$1,112,738	$1,656,491

Amount of total charges in excess of Tri-Con costs incurred	$91,903	$197,744

Excess amount charged as a percentage of actual costs
incurred	8.26%	11.9%

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2005 and August 31, 2004

5.	Supplementary cash flow information: Supplemental non-cash investing and financing activities:

	August 31,	August 31,
	2005	2004

Sale of fixed assets under capital lease	$101,500	$100,000
Issuance of shares for:
Debentures	-	189,992
Interest on debentures	-	5,789
Financing activities	252,003	-
Consulting services	284,900	378,030
Capital lease obligation	(101,500)	(100,000)

6.	Debentures:

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. We issued replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001.

(a)

As of November 30, 2004 the replacement debentures have been repaid in full. Remaining debentures of $140,000, plus accrued interest of $84,427 are in default, however, it is unclear whether they will be exchanged for replacement debentures as the Company has been unsuccessful in its extensive attempts to locate the holders.

(b)

In February 1999 we issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and was due February 28, 2003. However, subsequent to February 29, 2003, we began re-payment of the $75,000 debenture and the balance as at August 31, 2005 is $36,652.

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

7

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2005 and August 31, 2004

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

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which are estimated to be 10 years. Amortization on assets under capital leases charged to expense during the period ended August 31, 2005 was $130,974 (2004: $130,974).

Minimum future lease payments under capital leases as of August 31, 2005 and 2004

	2005	2004

November 30, 2004	$-	$269,253
November 30, 2005	380,488	586,206
November 30, 2006	492,472	213,610

Total minimum lease payments	872,960	1,069,069
Less: interest	(100,085)	(75,713)

	772,875	993,356
Less: current portion	323,734	(504,124)

Long-term portion	$449,141	$489,232

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States Dollars)

Nine months ended August 31, 2005 and August 31, 2004

8.

Restatement of financial statements:

The comparative consolidated financial statements for the period ended August 31, 2004 have been restated to give effect to the write-off of exploration and mineral property costs previously capitalized.

The effect of the impact of the restatements on loss and comprehensive loss for the period and loss per share is as follows:

August 31,
2004
Loss and comprehensive loss for the period, as previously stated	$(2,305,180)
Exploration expenses	(1,044,514)
Loss and comprehensive loss for the period, as restated	$(3,347,020)
Net loss per share, as previously stated	$(0.01)
Exploration costs written off	(0.01)
Net loss per share, as restated	$(0.02)

9.	Subsequent events:

Subsequent to August 31, 2005, the Company:

(a) issued an aggregate of 4,110,001 common shares at $0.03 per share totaling $123,300 pursuant to private placements with thirteen investors;

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

We plan to spend approximately $1,960,000 in the next twelve months in carrying out our exploration activities for the Nolan Gold Project, subject to our raising additional financing. Of this amount, we anticipate approximately $1,300,000 will be spent on test mining activities, with the balance of $660,000 being spent on other exploration activities, including the phase one drilling program on the Mary’s Bench East deposit and continued exploration for lode gold occurrences along the Solomon Shear Trend. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking sufficient financing to enable us to proceed with these plans and will require additional financing within the next three months in order to proceed with our exploration plans, including winter test mining and gravel processing for gold recovery during the summer of 2006. We did not process any gravel for gold recovery during the summer of 2005. There is no assurance that we will secure the necessary financing to proceed with those plans. While the costs of exploration and test mining may be off-set by recoveries from sales of gold that we may achieve these recoveries may not exceed the costs of our exploration programs including our test mining activities. Further, there is no assurance at this time that we will achieve any recoveries from sales of gold. See the discussion of our cash resources and working capital under Liquidity and Financial Condition below and in the section entitled Risk Factors below.

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

RESULTS OF OPERATIONS

Nine months ended August 31, 2005 compared to the nine months ended August 31, 2004.

Revenues

We did not earn revenues during the nine months ended August 31, 2005 or August 31, 2004 as we did not reach commercial production of gold from the Nolan Gold Project during either of these periods. Under our accounting policies, any sales of gold recovered as a result of our exploration activities that may be realized will be treated as sales received incidental to exploration activities on the Nolan Gold Project until such time as we have reached commercial levels of gold production from the Nolan Gold Project.

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

Expenses

Our expenses decreased to $2,691,042 for the nine months ended August 31, 2005 compared to $3,348,040 for the nine months ended August 31, 2004, representing a decrease of $656,998 or 20%. Our expenses increased to $816,966 for the three months ended August 31, 2005 compared to $792,912 for the three months ended August 31, 2004 representing an increase of $24,054 or 3%. The overall decrease in expenses was primarily attributable to reductions in exploration expenses during the nine months ended August 31, 2005 as a result of our having less funds with which to pursue exploration. Expenses associated with consulting fees also declined as a result of our decreased activity. Decreases on these expenditures were in-part off-set by increases in accounting and audit, financing, management services and research expenses.

Our decreased exploration activity on our mineral properties resulted in a reduction of our general exploration expenses to $422,073 for the nine months ended August 31, 2005 compared to $1,263,629 for the nine months ended August 31, 2004. General exploration expenses decreased to $122,476 for the three months ended August 31, 2005 compared to $200,267 for the three months ended August 31, 2004. The decrease in exploration expenses during the nine months of our current fiscal year was attributable to decreased exploration activities at the Nolan Gold Project compared to 2004. These exploration activities included drilling and exploration activities on the Nolan Deep Channel, Mary’s Bench, and Treasure Chest areas. We anticipate that our exploration expenses will increase if we are able to obtain the necessary funding to proceed with our planned drilling and exploration activities on the Nolan Gold properties, subject to our achieving the necessary financing. During the nine months ended August 31, 2005 we sold 52 troy ounces of gold for proceeds of $22,333 which have been directly applied as a reduction to exploration costs in accordance with our accounting policies.

Research activities attributable to the low-rank coal-water fuel technology increased to $91,436 for the nine months ended August 31, 2005 compared to $55,386 for the nine months ended August 31, 2004. These expenses decreased to $26,537 for the three months ended August 31, 2005 from $28,386 for the three months ended August 31, 2004. Our research activities are primarily in connection with the pursuit of government and private funding for the development of the low-rank coal-water fuel technology and include the compensation of Dr. Warrack Willson.

Office expenses decreased to $315,843 for the nine months ended August 31, 2005 compared to $341,345 for the nine months ended August 31, 2004, representing a decrease of $25,502 or 8%. Office expenses decreased to $87,584 for the three months ended August 31, 2005 compared to $109,142 for the three months ended August 31, 2004, representing a decrease of $21,558 or 20%. The decrease during the nine months of our current fiscal year reflects a decline in our general office operating costs and activity in our offices in Fairbanks, Alaska due to the reduced exploration activities during the nine months of our current fiscal year.

Management services expenses increased to $626,322 for the nine months ended August 31, 2005 compared to $493,068 for the nine months ended August 31, 2004, representing an increase of $133,254 or 27%. Management services expenses increased to $337,711 for the three months ended August 31, 2005 compared to $168,693 for the three months ended August 31, 2004. Consulting fees decreased to $344,246 for the nine months ended August 31, 2005 compared to $560,382 for the nine months ended August 31, 2004, representing a decrease of $216,136 or 39%. These fees decreased to $20,085 for the three months ended August 31, 2005 compared to $61,657 for the three months ended August 31, 2004. Consulting fees are attributable to stock based compensation paid to our consultants during the year. Compensation was recorded based on the quoted market price of our shares as of the date of issue. The overall decreases in consulting expenses and management services reflects our decreased activity during the first nine months of 2005 compared to the first nine months of 2004.

Loss

Our loss and comprehensive loss decreased to $2,700,880 for the nine months ended August 31, 2005 compared to $3,347,020 for the nine months ended August 31, 2004 representing a decrease of $646,140 or 19%. Our loss and comprehensive loss decreased to $737,505 for the three months ended August 31, 2005 compared to $745,818 for the three months ended August 31, 2004. These decreases in our loss were primarily attributable to reduced exploration and consulting expenses during the nine months ended August 31, 2005. We anticipate that we will continue to incur a loss until such time as we can achieve commercial production from the Nolan Gold Project, of which there is no assurance.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

We had cash and cash equivalents of $159,482 as of August 31, 2005, compared to cash of $12,828 as of November 30, 2004. We had a working capital deficiency of $671,194 as of August 31, 2005, compared to a working capital deficiency of $648,023 as of November 30, 2004. The increase in our working capital deficiency was primarily the result of a reduction in our prepaid expense and exploration and development advances during the nine months ended August 31, 2005.

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

Cash Used in Operating Activities

Cash used in operating activities decreased to $1,678,328 for the nine months ended August 31, 2005, compared to $2,780,015 for the nine months ended August 31, 2004, predominantly as a result of our reduced exploration activity. We funded the cash used in operating activities primarily through equity sales of our common shares.

Investing Activities

Cash provided by investing activities increased to $147,099 during the nine months ended August 31, 2005 compared to cash used in investing activities of $4,870 during the nine months ended August 31, 2004, representing an increase of $151,969. The increase was due to sale of mining equipment.

Financing Activities

Cash provided by financing activities decreased to $1,677,884 for the nine months ended August 31, 2005, compared to $2,408,694 for the nine months ended August 31, 2004. Cash provided by financing activities was primarily attributable to share issuances. Cash provided by financing activities was used to fund our operating and investing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of our common shares as of the date of the financing.

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

As at August 31, 2005, the total amount outstanding under the revised lease purchase agreements was $872,960, including interest of $100,085. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment. We are required to complete future lease payments of $380,488 during the 2005 fiscal year and $492,472 during the 2006 fiscal year.

Tri-Con Group

We had pre-paid $384,184 to the Tri-Con Group as of August 31, 2005 in connection with planned exploration activities to be carried out on the Nolan Gold Project during fiscal 2005. These activities will be carried out by the Tri-Con Group on behalf of us in accordance with our operating agreements with the Tri-Con Group. See Item –12 Certain Relationships and Related Transactions of our Annual Report on Form 10-KSB for the year ended November 30, 2004 further disclosure regarding our operating agreements with the Tri-Con Group.

Debt

The amount of our convertible debt outstanding was $176,652 as of August 31, 2005. All of this amount is current. Included in this amount is a convertible debenture in the amount of $140,000 which is in default and has accrued interest of $84,427. It is unclear as to whether this amount will ever be converted into common shares as we have been unsuccessful in our extensive attempts to locate the holders of these debentures. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

As of November 30, 2004, we had repaid in full all previously outstanding convertible debentures that we had renegotiated as of March 1, 2001.

Mineral Properties

As of August 31, 2005, we were in arrears of required mineral property claims and option payments of $320,000 in respect of our Hammond Property and therefore the rights to the property were adversely affected. However, we are currently in the process of re-negotiating the terms and conditions of the Agreement with the property owner. The property owner has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit. There is however no assurance that we will be able to re-negotiate this agreement.

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

Restatement

Our consolidated financial statements for the years ended November 30, 2003 and 2002 have been restated to give effect to (i) the write-off of exploration and mineral property costs previously capitalized, (ii) the write down of equipment relating to our Grant mine mill, (iii) to correct a computation error in the amount of asset retirement obligations, and (vi) to correct an error in recording the effect of the issuance of shares of common stock issued at a 20% discount to debenture holders upon repayment of amounts due by way of stock issued instead of cash. Please refer to Note 17 of our audited financial statements for the years ended November 30, 2003 and 2002 included with our second amended Form 10-KSB for the year ended November 30, 2003 for a summary of the impact of this restatement on our results of operations for 2003. Please refer to Note 8 of our interim financial statements for the nine months ended August 31, 2005 for a summary of the impact of this restatement on our results of operations for that period.

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

We had a working capital deficiency of $671,194 as of August 31, 2005. We did not report revenues in our last three fiscal years ended November 30, 2004, 2003 or 2002 or in the nine months ended August 31, 2005. Our plan of operations calls for substantial expenditures of $1,960,000 to be incurred by us over the next twelve months in order to continue exploration activities at the Nolan Gold Project. While we will apply proceeds from gold sales generated from our test mining activities to cover our exploration expenditures, we anticipate that proceeds from gold sales over the next twelve months will not exceed our projected expenditures during this period with the result that we will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, including our planned test mining activities, and our financial condition, business prospects and results of operations will be materially adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended August 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal quarter ended August 31, 2005 on the following Current Report on Form 8-K that we have filed with the Securities and Exchange Commission:

Report	Date of Filing with SEC
Current Report on Form 8-K	July 1, 2005
Current Report on Form 8-K	August 24, 2005

We have completed the following unregistered sales of securities subsequent to August 31, 2005:

1.

On September 2, 2005, we issued 500,000 common shares to one investor at a price of $0.03 per share for total proceeds of $15,000 pursuant to a private placement transaction. No commissions were paid in connection with this private placement transaction. The issuance of shares was completed pursuant to Rule 506 of Regulation D of the Act on the basis that the investor is an “accredited investor”, as defined under Rule 501 of Regulation D of the Act. All securities issued were issued as “restricted securities” and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. No general solicitation or general advertising was conducted in connection with the sales of the shares.

2.

On September 6, 2005, we issued 436,667 common shares to three investors at a price of $0.03 per share for total proceeds of $13,100 pursuant to three separate private placement transactions. No commissions were paid in connection with these private placement transactions. The issuance of shares was completed pursuant to Rule 506 of Regulation D of the Act on the basis that each investor is an “accredited investor”, as defined under Rule 501 of Regulation D of the Act. All securities issued were issued as “restricted securities” and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. No general solicitation or general advertising was conducted in connection with the sales of the shares.

3.

On September 9, 2005, we issued 1,100,000 common shares to two investors at a price of $0.03 per share for total proceeds of $33,000 pursuant to two separate private placement transactions. No commissions were paid in connection with these private placement transactions. The issuance of shares was completed pursuant to Rule 506 of Regulation D of the Act on the basis that each investor is an “accredited investor”, as defined under Rule 501 of Regulation D of the Act. All securities issued were issued as “restricted securities” and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. No general solicitation or general advertising was conducted in connection with the sales of the shares.

4.

On September 21, 2005, we issued 1,233,334 common shares to three investors at a price of $0.03 per share for total proceeds of $37,000 pursuant to three separate private placement transactions. No commissions were paid in connection with these private placement transactions. The issuance of shares was completed pursuant to Rule 506 of Regulation D of the Act on the basis that each investor is an “accredited investor”, as defined under Rule 501 of Regulation D of the Act. All securities issued were issued as “restricted securities” and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. No general solicitation or general advertising was conducted in connection with the sales of the shares.

5.

On September 26, 2005, we completed a private placement with one investor of 200,000 shares at a price of $0.03 per share for total proceeds of $6,000. This sale was completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. No commissions were paid in connection with this private placement. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

6.

On September 30, 2005, we completed private placements with two investors for 300,000 shares at a price of $0.03 per share for total proceeds of $9,000. These sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. No commissions were paid in connection with this private placement. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

7.

On October 3, 2005, we issued 100,000 common shares to one investor at a price of $0.03 per share for total proceeds of $3,000 pursuant to a private placement transaction. No commissions were paid in connection with this private placement transaction. The issuance of shares was completed pursuant to Rule 506 of Regulation D of the Act on the basis that each investor is an “accredited investor”, as defined under Rule 501 of Regulation D of the Act. All securities issued were issued as “restricted securities” and were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. No general solicitation or general advertising was conducted in connection with the sales of the shares.

8.

On October 11, 2005, we completed a private placement with one investor for 240,000 shares at a price of $0.03 per share for total proceeds of $7,200. These sales were completed pursuant to Regulation S of the Act on the basis that the purchaser is a non-U.S. person, as defined under Regulation S of the Act. No commissions were paid in connection with this private placement. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and were “restricted securities” under the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

We are currently in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $78,827. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit
3.1	Articles of the Company (1)
3.2	Amendment to Articles of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of the Company (8)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	2003 Stock Option Plan (7)
10.13	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (9)
10.14	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (9)
10.15	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (9)
10.16	Consultant Agreement between the Company and Smith Canciglia Consulting, Inc. dated May 16, 2004 (9)
10.17	Form of Delay Agreement between the Company and certain of the Selling Shareholders.(9)
10.18	2004 Stock Option Plan (10)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(11)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Schedule 14A Proxy Statement filed April 29, 2003.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004;
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(11)	Filed as an exhibit to Quarterly Report on Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: October 14, 2005

/s/ Garry L. Anselmo
Garry L. Anselmo
President
Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)