Form 10KSB
period 2005-11-30
SILVERADO GOLD MINES LTD
filed 2006-02-28
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended NOVEMBER 30, 2005

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

COMMON SHARES, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

State issuer's revenues for its most recent fiscal year $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $68,971,134 as of February 22, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 438,672,479 common shares, no par value outstanding as of February 22, 2006.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

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

CORPORATE ORGANIZATION

Silverado Gold Mines Ltd. was incorporated under the laws of British Columbia, Canada in June 1963. We operate in the United States through our wholly owned subsidiary, Silverado Green Fuel Inc. (formerly Silverado Gold Mines Inc.) (“Silverado Green Fuel”), an Alaskan company incorporated in 1981. We filed a transition application and notice of articles with the British Columbia Registrar of Companies on April 20, 2004 in order to replace our former memorandum adopted under the British Columbia Company Act and to alter our current articles to the extent necessary to ensure compliance with the British Columbia Business Corporations Act (the “BC Business Corporations Act”). The BC Business Corporations Act came into force in British Columbia on March 29, 2004 and replaced the former British Columbia Company Act. The transition notice and notice of articles was filed under the BC Business Corporations Act that requires any British Columbia company incorporated under the former British Columbia Company Act to, within two years following the coming into force of the BC Business Corporations Act, transition under the BC Business Corporations Act by filing with the British Columbia Registrar of Companies a transition application and notice of articles.

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

2. Ester Dome Property

The properties comprising our Ester Dome gold project are discussed in detail under the heading Description of Properties in this annual report. We are presently not undertaking any exploration activities on the Ester Dome Gold Project. However, we have commissioned a technical report that will include the Ester Dome Gold Project in order to update and consolidate our technical information on the Ester Dome Gold Project. That report was completed in December of 2005.

We plan to convert the Grant mine mill located on the Ester Dome properties into a research and development facility for the low-rank coal-water fuel business, as discussed below. We also plan to continue reclamation work on our Ester Dome holdings during 2006. We plan to use our heavy equipment presently located at the Nolan Gold Project to do this work during August 2006.

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

Our objective is to establish the commercial viability of the low-rank coal-water fuel technology by adapting our Grant Mill located on the Ester Dome property into a commercial-scale demonstration facility for producing and testing LRCWF. The estimated cost of a three-year demonstration project is $20,000,000. In 2002, we applied to the United States Department of Energy (DOE) under the first solicitation of their Clean Coal Power Initiative on July 30, 2002 for a 50:50 cost share funding with objective of achieving the financing necessary to proceed with the demonstration project. Our application was not selected. Based on news from the Department of Energy (DOE), we determined in 2004 not to submit a proposal to the DOE’s second solicitation under the Clean Coal Initiative in September 2004, as the DOE imposed a narrower focus for the second round of solicitations, namely “technology advancements for gasification-based electricity production, advanced mercury control, and sequestration and sequestration-readiness.” We are continuing work to gain alternate funding through the US Government and through private sources for this project. There is no assurance that we will obtaining any funding.

From time to time as conditions or funds warrant, we may re-evaluate our development programs in response to changing economic or environmental conditions. Such a re-evaluation may result in us not pursuing the commercialization of the low-rank coal-water fuel technology or the construction of a demonstration facility.

GOVERNMENT REGULATION

Our Nolan Gold Project is comprised of non-patented federal mining claims located on federal land managed by the U.S. Bureau of Land Management. Our exploration activities on the Nolan Gold Project must be carried out in accordance with a permit issued by the Bureau of Land Management. Current exploration activities, including test mining activities, on the Nolan Gold Project are currently being carried out under a permit approved by the Bureau of Land Management under a 2002 to 2006 plan of operations submitted by us to the Bureau of Land Management. Permit applications are submitted under a tri-agency application, and are reviewed by agencies of the State of Alaska government, including the Department of Natural Resources, the Department of Environmental Conservation, and Fish and Game. We post a reclamation bond annually in an amount required by the State of Alaska for each acre of proposed disturbance exceeding reclaimed acreage in a permit period. Presently, we have posted the appropriate bonding, and as a matter of company policy, endeavour to reclaim disturbed areas to equal or exceed any new disturbance. Our current reclamation bond is approximately $20,294 , of which $6,412 is refundable.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

We have spent the following amounts on research and development activities during the past two fiscal years:

	December 1, 2003	December 1, 2004
	to November 30, 2004	to November 30, 2005

Research and Development
Expenditures:	$79,967	$120,293

Research and development activities were primarily attributable to the pursuit of the development of our Low-Rank Coal-Water Fuel business. During 2004 and 2005, the majority of the research and development costs attributable to the low-rank coal-water fuel technology related to further technical work on the fuel creation temperature and the preparation of a United States grant application.

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

As we have a working capital deficit and we have not reported revenues in our last three fiscal years there is no assurance that we will be able to achieve the financing necessary to enable us to proceed with our exploration activities, including test mining activities.

We had a working capital deficiency of $855,147 as of November 30, 2005. We did not report revenues in our last three fiscal years ended November 30, 2005, 2004 or 2003. Our plan of operations calls for expenditures of a minimum of $759,000 to be incurred by us over the next six months in order to continue our Swede Channel underground test mining activities at the Nolan Gold Project. While we will apply proceeds from gold sales generated from our test mining activities to cover our exploration expenditures, we anticipate that proceeds from gold sales over the next twelve months will not exceed our projected expenditures during this period with the result that we will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, including our planned test mining activities, and our financial condition, business prospects and results of operations will be materially adversely affected.

As we have not established that there are any commercially viable mineral deposits on our Nolan property and we have not established commercially viable operations on the Nolan Gold Project, there is no assurance that any amounts we recover from test mining activities on the Nolan Gold Project will exceed the costs of recovering this gold.

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

The price of gold is affected by numerous factors, all of which are beyond our control. Factors that tend to cause the price of gold to decrease include the following:

(a)	Sales or leasing of gold by governments and central banks;

(b)	A low rate of inflation and a strong US dollar;

(c)	Speculative trading;

(d)	Decreased demand for gold’s industrial, jewellery and investment uses;

(e)	High supply of gold from production, disinvestment, scrap and hedging;

(f)	Sales by gold producers and foreign transactions and other hedging transactions;

(g)	Devaluing local currencies (relative to gold price in US dollars) leading to lower production costs and higher production in certain major gold producing regions.

If costs of gold recovery at our Nolan Gold Project are higher than anticipated, then our financial condition and ability to pursue additional exploration will be adversely affected.

We have proceeded with test mining activities on the Nolan Gold Project on the basis of estimated capital and operating costs. If capital and operating costs are greater than anticipated, then cash used in test mining activities at the Nolan Gold Project will be greater than anticipated. Increased cash used in test mining activities will cause us to have less funds for other expenses, such as administrative and overhead expenses and exploration of our other mineral properties and further test mining activities on the Nolan Gold Project. In this event, our financial condition will be adversely affected and will have less funds with which to pursue our exploration programs.

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

This annual report discusses our mineral resources in accordance with Canadian National Instrument 43-101, as discussed under the section of this annual report entitled “Description of Properties”. Resources are classified as “measured resources”, indicated resources” and “inferred resources” under NI 43-101. However, U.S. investors are cautioned that the United States Securities and Exchange Commission does not recognized these resource classifications. There is no assurance that any of our mineral resources will be converted into reserves under the disclosure standards of the United States Securities and Exchange Commission. Further, “‘inferred resources” have a great amount of uncertainty as to their existence, and economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that part or all of an “inferred resource” exists, or is economically or legally mineable.

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

Our financial statements included with this Annual Report for the year ended November 30, 2005 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended November 30, 2005. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

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

Our business venture into the low rank coal water fuel technology business is at a very early stage and is subject to a high risk of failure. The low rank coal water fuel technology has not been proven by us to be a commercially viable fuel alternative. In order to establish commercial viability, we will have to undertake the construction and operation of the contemplated demonstration facility. The construction and three year operation of the demonstration facility would cost approximately $20 million. Even if the demonstration facility were constructed and operational, there is no assurance that the commercial viability of this process would be established or that we would be able to expand the facility into a commercially viable operation or to generate revenues from this technology. We are pursuing funding from the United States federal and state governments and from private sources to fund the construction of the demonstration facility. There is no assurance that we will succeed in obtaining government or private funding for this project. Even if funding is obtained and the demonstration facility constructed, there is no assurance that we would be able to generate profits or revenues from the operation of the demonstration facility.

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

(a) Nolan Gold Project

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

(b) Nolan Lode

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

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz.GOLD RECOVERED	RECOVERED GRADE OZ/BCY (Bank Cubic Yards)
1980-88	Test Mining During Exploration	Surface Operations	Archibald / Fay Creek	40,000est	2,400 *	0.060est
1993	Production	Surface Operations	Thompson Pup	33,800	1,304	0.038
1994	Production	Underground Operations	Mary’s Bench Underground	16,143	2,697	0.167
1994	Production	Surface Operations	Eureka Bench Open Cut	29,300	5,733	0.196
1995	Production	Surface Operations	Phase 3 Open Cut	22,285	2,394	0.107
1995	Production	Underground Operations	3B1 Underground	12,991	1,006	0.077
1995	Production	Surface Operations	West Block OpenCut	18,988	1,305	0.069
1995	Production	Surface Operations	Mary’s Bench hydraulic	600	27	0.045
1996	Test Mining During Exploration	Surface Operations	Dolney Bench Surface	5,042	126	0.025
1998	Test Mining During	Surface Operations	Archibald Creek	5,947	128	0.022

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz.GOLD RECOVERED	RECOVERED GRADE OZ/BCY (Bank Cubic Yards)
	Exploration		Surface
1999	Test Mining During Exploration	Underground Operations	Swede Channel Underground	4,575	623	0.136
1999	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	5,580	112	0.020
2000	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	14,919	201	0.013
2003	Test Mining During Exploration	Underground Operations for Nolan Deep Channel; Surface Operations for Wooll Bench, Mary’s Bench and other	Nolan Deep Channel, Wooll, Mary’s Bench, Other	30,279	451	0.015

TOTALS				240,449	18,507	0.077

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

We did not carry out any gold recovery operations during 2004 and 2005 as we focused on lode exploration on the property, as opposed to test mining activities.

4. Present Condition of the Property and Current State of Exploration

We have spent approximately $27,000,000 over the last 18 years acquiring, exploring and undertaking test mining activities and test exploration on the Nolan Gold Project. To May 8, 2004, we had completed a total of 682 drill holes and 41,295 feet of drilling. About 219 of those drill holes were completed along the frozen gold bearing deep channel of the Nolan Creek known as the Nolan Deep Channel. We have also completed 9 drill holes and 2020 feet of drilling while testing lode sources of the placer gold on the Solomon Shear Trend.

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

Gravel recovered from test mining underground and surface operations during the 2002/2003 winter season and the 2003 summer season were processed in our gold recovery facility at the Nolan Gold Project during the summer of 2003. We did not carry out any gold recovery activities during either the summer of 2004 or 2005.

The Nolan Gold Project does not include any commercially viable reserves and our activities at the Nolan Gold Project, including test mining activities, are exploratory in nature.

Exploration Objectives for the Nolan Gold Project

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

3.

To identify any placer deposits at the Slisco Bench deposit, which is located on our Hammond River property that are prospective for test mining operations. The Slisco Bench deposit is approximately 3 to 4 miles northeast of the Nolan Deep Channel.

We have been working on interpreting the geology of the Nolan area since 1979, when we first acquired the project. Our latest and most extensive exploration program began in early 2003 and was directed at improving our placer deposit definition and discovering potential lode sources of the placer gold. Our senior exploration geologists and mining engineers have worked to move this objective forward. Our exploration efforts have included the analysis of geophysical data, geochemical sampling results, company records and analysis provided by government mineral investigation efforts/ publications as well as the trenching and exploration drilling of target areas.

Exploration Work Completed at the Nolan Property during 2005

An Independent technical report that was commissioned during June of 2004 to evaluate all of Silverado’s mineral properties was completed in December of 2004.

During the first six months of 2005, we completed a thorough in house review of our exploration projects carried out at Nolan over the past 25 years. These programs include lode and placer drilling, various geophysical surveys, geochemical surveys, geologic mapping, and a number of bulk samples in volumes ranging from a few cubic yards to more than 10,000 cubic yards of gold bearing gravels.

Although we had planned for a substantial amount of lode and placer gold exploration drilling to be conducted during 2005, funds were not available to support such a program. By mid-summer of 2005, we had begun to focus on several areas which we felt were sufficiently developed by prior geologic investigations and supported by drilling and sampling data. After considering the relative merits and limiting factors for the areas being evaluated, a decision was made to drive a drift into the area known as the Swede Channel.

The Swede Channel is an incised gulch which was created by inter-glacial cross cutting of placer gold bearing bench deposits along the right limit, the east side, of Nolan Creek. We believe, based on the results of our exploration, that placer gold originally contained in the bench gravels was, as a result of the incising of the bench, re-deposited in the Swede Gulch. We have defined the location of the gulch by drilling. During the winter of 1998-1999, a bulk sample was taken from the Swede Gulch by driving an adit into the hillside for about 400 feet that yielded 623 ounces of gold.

Our crews were onsite at the Nolan Gold Project by mid November 2005 and performed maintenance and repairs to our underground mining equipment. By the end of November 2005 the portal was started into the Swede channel. By the end of December 2005 the heading had advanced 250 feet into the hillside.

Work Planned for Nolan During 2006

We plan to continue test mining activities during 2006 by advancing the Swede Channel adit that we commenced in November 2005 towards a drill hole, which intercepted the channel about 350 feet beyond the current workings. The operation will run for two shifts and will test mine an estimated 25,000 square feet of the channel bottom. The stockpiled gravel will be thawed and sluiced for gold recovery in the early summer of 2006.

Depending on the results of this present tunnel project and an evaluation of the values of gold returned versus costs, we may continue the underground project on the Swede Channel as soon as winter weather permits, usually by late September or October. At this time, there is insufficient information about the extent of the channel and the gold values within the channel, beyond our current level of knowledge, to make a determination as to whether further test mining is warranted. A great amount of information will be acquired during the next six months, and it is that knowledge which will provide the basis for determining whether to extend the Swede project into another season.

We forecast that the cost for our current test mining activities for the Swede Channel project, including sluicing, will be approximately $759,000. Any gold recovered from the sluicing of the material will offset against the cost of the project. We caution investors that our test mining activities are exploration activities and that we have not established that any reserves on the Nolan Gold Project. Accordingly, there is no assurance that the value of the gold that we recover will exceed the costs of recovering the gold.

Swede Channel Winter Project and Estimated Summer Processing Costs
2006
	Winter
	Excavation	Processing
Item	Phase	Phase	Total
Salaries and Wages	$319,000	$92,000	$411,000
Supplies	245,000	46,000	291,000
Sundries	49,000	8,000	57,000
Total	$613,000	$146,000	$759,000

We plan to complete the following additional exploration work for the Nolan Gold Project during 2006:

Lode Exploration

Solomons Shear

We plan to dedicate up to $500,000 to continue exploration work on the Solomons Shear structure during 2006. We plan to conduct drilling, either rotary or core, aimed at refining the definition of our best known occurrences of gold mineralization associated with the Solomons Shear. We will step out from our first drill holes as our budget and initial drill results dictate. Even if results of the drilling program are positive, substantial and extensive geological exploration and drilling beyond the scope of the current drilling program will be necessary to establish whether any identified mineralization will support economic development and mining of the deposit. As our exploration work continues and we continue to build our data base, we may entertain the possibility of joint-venture agreements with other potentially interested parties. At this time, no outside parties are being considered to join our lode exploration program. There is no assurance that the results of our planned drilling program will be positive or that any economic lode deposit of gold is associated with this mineralization.

Placer Exploration

Mary’s Bench East

Based on the results of our geological exploration conducted in the first half of 2004, we have determined to proceed with a phase one drilling project on the gravel bench known as the Mary’s Bench East. The Mary’s Bench East gravel bench is located approximately 200 to 300 feet in elevation above the confluence of Nolan Creek and Archibald Creek. The drilling program will include a series of drill holes seeking to expand the limits of the deposit to the south. This exploration phase will be completed over a two month period. The primary objective of this drilling program is to determine whether test mining activities on the Mary’s Bench East gravel bench are warranted, and whether there is continuity within this gold resource and the Swede Channel. Up to $175,000 will be dedicated to this project.

2006 Exploration Budget

Our current annual operational budget for exploration activities, including test mining activities, planned for the Nolan Gold Project for the next twelve months includes the following:

Swede Test Mining and Sluicing	$759,000
Equipment Lease and Maintenance	500,000
Geology and Engineering:	360,000
Drilling Lode and Placer	250,000
Insurance	140,000
Fuel	120,000
Office and Administration	120,000
Travel, Food and Accommodations	90,000
Reclamation	76,000
Warehousing and Expediting	60,000

Land Claims	50,000
Freight	10,000
Safety and Security	4,000
Total Budget	$2,539,000

Of our total budget, we anticipate that we will spend approximately $ 759,000 on test mining activities and $1,000,000 on additional lode and placer exploration activities. The balance of $780,000 is for equipment payments, claims maintenance costs, and general and administrative costs associated with the property.

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

Name	Location	No. of Drill Holes	Volume	Grade	Category
D Block, #1 Below Disclover, Nolan Creek	On claim Discovery & #1 Below Discovery, Nolan Creek	15	11,100 BCY	0.35 oz./BCY	Indicated Resource

TOTAL INDICATED RESOURCE – NOLAN AREA PROPERTIES

BCY:	11,100
Grade:	0.35 oz/BCY

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

Name	Location	No. of Drill Holes	Volume	Grade	Category
D Block #2 Below Discovery, Nolan Creek	On claim #2 Below Discovery, Nolan Creek	11	55,000 BCY	0.04 oz./BCY	Inferred Resource
3B3 Block	Nolan Creek below D Block #2	12	14,600 BCY	0.1 oz /BCY	Inferred Resource

Name	Location	No. of Drill Holes	Volume	Grade	Category
Wooll Bench	Right limit of Archibald Creek	4	26,000 BCY	0.02 oz /BCY	Inferred Resource
Swede Gulch	Left limit of Nolan Creek	5	16,000 BCY	0.13 oz/BCY	Inferred Resource
Smith Creek Camp	Right limit of Smith Creek	5	35,500 BCY	0.03 oz/BCY	Inferred Resource
Hammond / Slisco Bench	Right limit of Hammond River and right limit of Vermont Creek	64	42,800 BCY	0.03 oz/BCY	Inferred Resource

TOTAL INFERRED RESOURCE – NOLAN AREA PROPERTIES

BCY:	189,900
Grade:	0.045 oz/BCY

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

As of November 30, 2005, we were in arrears of required mineral property claims and option payments of $400,000 and therefore our rights to the property were adversely affected. We are currently re-negotiating the terms and conditions of the Alminco agreement with Alminco. Alminco has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit, however there is no assurance that we will be able to successfully renegotiate the terms and conditions of the Alminco agreement.

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

There is no plant or equipment located on the Hammond property. Currently, there is no power supply to the Hammond propert.

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

The total area of all claims equals approximately 2.5 square miles and all claims are valid until Sept.1, 2006. There has been no legal survey on the claims.

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

During fiscal 2005, our work on the property was limited to assessment work, reclamation and minimal research and development activities for converting the Grant Mine mill into a testing facility for producing low-rank-coal-water fuel. We plan to maintain claim rental payments for the current fiscal year and to continue with reclamation and assessment work.

If gold prices remain strong, we may re-commence exploratory drilling on our Ester Dome properties with the objective of increasing our database of geological information on these properties.

During 2006, our reclamation work will continue. We will utilize our heavy equipment as available from our Nolan Project and anticipate doing most of our work during August and September of 2006.

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

A map illustrating the location and access to the Eagle Creek property is provided below:

2. Ownership Interest

The Eagle Creek property is comprised of 77 Alaska state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The total area of the claims equals approximately 3080 acres and all claims are valid until Sept.1, 2006. There has been no legal survey on the claims.

Ownership of the claims is in the name as Silverado Green Fuel. There is an option to purchase agreement with Arley Taylor (now with his descendants ), to purchase a 100% interest in the property for $400,000 of which $68,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing. The original option agreement with A. Taylor was acquired through an agreement with S. Tan who assigned the agreement to us in consideration of 15% royalty from production (15% of net operating profits after payback of costs)

As of November 30, 2005, we completed option payments on the Eagle Creek property in the amount of $5,000 and, as a result of this payment all of our mineral claims and options are in good standing.

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

4. Present Condition of the Property and Current State of Exploration

We did not complete any exploration activity on the Eagle Creek property during 2005 other than assessment work and maintenance, and none is planned for 2006. However, extensive exploration drilling has shown gold mineralization throughout the property. Exploration of the Eagle Creek property is currently in the preliminary stages.

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

FEDERAL CLAIM MAINTENANCE FEES AND STATE CLAIM RENTALS

We pay federal claim maintenance fees for each of our federal mineral claims that are owned by us or are held by us under a purchase or lease agreement. An annual fee of $100 per claim is payable by us to the Bureau of Land Management for each claim. We paid aggregate annual federal claim maintenance fees of $41,120 during fiscal 2004, $39,500 during fiscal 2005 and anticipate a similar amount will be due for fiscal 2006.

We pay Alaska state claim rentals for each of our state claims that are owned by us or are held by us under a purchase or lease agreement. An annual fee of $55 or $130 per claim is payable by us to the Alaska Department of Revenue for each claim. We paid aggregate Alaska state claim rental fees of $15,945 during fiscal 2004 and 2005 and anticipate a similar amount will be due for fiscal 2006.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during our fourth quarter ended November 30, 2005.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common shares are quoted on the OTC Bulletin Board under the symbol SLGLF, on the Berlin Stock Exchange under the symbol SLGL and on the Frankfurt Stock Exchange under the symbol SLGL. The following table indicates the high and low bid prices of our common shares during the periods indicated:

OTCBB:

QUARTER ENDED	HIGH BID	LOW BID

Feb 29, 2004	$0.15	$0.12
May 31, 2004	$0.13	$0.10
Aug 31, 2004	$0.06	$0.06
Nov 30, 2004	$0.07	$0.06
Feb 28, 2005	$0.09	$0.05
May 31, 2005	$0.07	$0.03
Aug 31, 2005	$0.07	$0.03
Nov 30, 2005	$0.07	$0.04

BERLIN:

QUARTER ENDED	HIGH BID	LOW BID

Feb 29, 2004	$0.12	$0.10
May 31, 2004	$0.09	$0.09
Aug 31, 2004	$0.06	$0.04
Nov 30, 2004	$0.05	$0.05
Feb 28, 2005	$0.07	$0.03
May 31, 2005	$0.05	$0.03
Aug 31, 2005	$0.05	$0.03
Nov 30, 2005	$0.06	$0.03

FRANKFURT:

QUARTER ENDED	HIGH BID	LOW BID

Feb 29, 2004	$0.11	$0.10
May 31, 2004	$0.10	$0.09
Aug 31, 2004	$0.05	$0.05

Nov 30, 2004	$0.05	$0.05
Feb 28, 2005	$0.07	$0.04
May 31, 2005	$0.05	$0.03
Aug 31, 2005	$0.05	$0.03
Nov 30, 2005	$0.06	$0.03

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF COMMON SHARES

As at February 22, 2006, we had 438,672,479 common shares issued and outstanding that were held by approximately 3,803 registered holders.

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

RECENT SALES OF UNREGISTERED SECURITIES

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended November 30, 2005 on the following Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Quarterly Report on Form 10-QSB for the three months ended February 28, 2005	April 19, 2005
Current Report on Form 8-K	July 1, 2005
Quarterly Report on Form 10-QSB for the six months ended May 31, 2005	July 15, 2005
Current Report on Form 8-K	August 24, 2005
Quarterly Report on Form 10-QSB for the nine months ended August 31, 2005	October 14, 2005
Current Report on Form 8-K	November 28, 2005
Current Report on Form 8-K	January 19, 2006

We have not completed any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended November 30, 2005 that were not reported on the Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K described above.

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

We plan to spend up to $2,539,000 in the next twelve months in carrying out our exploration activities for the Nolan Gold Project. Of this amount, we anticipate approximately $759,000 will be spent on test mining activities, with the balance of $1,000,000 being spent on other exploration activities, including the drilling program on the Mary’s Bench East deposit, and lode drilling and trenching on the Solomons Shear. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking sufficient financing to enable us to proceed with these plans and will require additional financing within the next three months if we are able to proceed with our exploration plans, including test mining activities, and process gravel for gold recovery during the summer of 2006. Further, while the amount of exploration expenditures may be off-set by any recoveries from sales of gold that we may achieve from test mining activities, we anticipate that these recoveries will not exceed our costs of exploration. Further, there is no assurance at this time that we will achieve any recoveries from sales of gold. See the discussion of our cash resources and working capital under Liquidity and Financial Condition below and in the section entitled Risk Factors.

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

Low-Rank Coal-Water Fuel Project

We anticipate spending approximately $300,000 during the current fiscal year on our work to seek funding from the United States federal governments and state governments in connection with establishment of the demonstration facility at the Grant Mill. We will also pursue financing for this project from private sources. There is no assurance that any financing will be obtained from either government of private sources to fund this project.

RESULTS OF OPERATIONS

References in the discussion below to 2005 are to our fiscal year ended November 30, 2005. Similarly, references to 2004 are to our fiscal year ended November 30, 2004. References to 2006 are to our current fiscal year that will end November 30, 2006.

Year ended November 30, 2005 compared to the year ended November 30, 2004.

Revenues

We did not earn revenues during 2005 or 2004 as we did not achieve commercial production of gold from the Nolan Gold Project during this period.

We sold gold nuggets on hand for proceeds of $22,633 during 2005. The gold sold was recovered during previous recovery operations at the Nolan Gold Project. Under our accounting policies, these gold sales were treated as recoveries received incidental to exploration activities on the Nolan Gold Project as we are in the exploration stage. Due to this accounting treatment, gold sales were offset against exploration costs associated with the Nolan Gold Project.

Subject to achieving the necessary financing, we plan to continue test mining activities with gold recovery activities to follow in the summer of 2006. Due to our financial condition, there is no assurance that we will be able to continue further test mining activities during 2006. There is no assurance that we will be able to process any gold bearing gravel material for gold recovery during the 2006 summer season. Any recoveries from gold sales are not anticipated to be realized until the third quarter of 2006, at the earliest. We cannot provide investors with any assurance as to sales of gold during fiscal 2006 due to the uncertainties of our test mining activities and our financial condition. See Risk Factors.

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

Operating Costs

We did not incur any operating costs during the years ended November 30, 2005 and November 30, 2004 due to the fact that we did not achieve production from exploration activities during either year.

Expenses

Our expenses decreased to $3,407,186 for 2005 compared to $4,923,572 for 2004, representing a decrease of $1,516,386 or 31%. The decrease in expenses was primarily attributable to decreases in our consulting and exploration expenses during 2005 as we engaged fewer consultants and did not start test mining exploration on the Nolan Gold Project until the fourth quarter of 2005. We anticipate that our expenses will increase in 2006 due to the fact that we have commenced test mining activities on the Swede Channel.

Our decreased activity on our mineral properties in 2005 resulted in a decrease to our exploration expenses to $746,196 for 2005 compared to $1,395,078 for 2004, representing an decrease of $648,882 or 47%. The decrease in exploration expenses was attributable to decreased exploration activities at the Nolan Gold Project during 2005. Our exploration activities in 2005 included extensive review of past exploration projects on our Nolan property and test mining the Nolan Swede Channel. Exploration activities in 2004 included drilling and exploration activities on the Fay and Nolan Creek confluence, Mary’s Bench, and Treasure Chest areas. These expenses have declined for 2005 compared to 2004 as limited exploration activity was initiated until test mining targets were established on the Swede Channel portion of our Nolan Gold Project. Again, we anticipate that exploration expenses will increase in 2006 as a result of test mining activities on the Swede Channel.

Office expenses increased to $499,726 for 2005 compared to $331,621 for 2004, representing an increase of $168,105 or 51%. The overall increase during 2005 is attributable to higher travel and accommodation and insurance costs for the year.

Consulting fees decreased to $362,272 for 2005 compared to $1,150,904 for 2004, representing a decrease of $788,632 or 69%. The decrease is attributable to our having fewer consultants in 2005 and our having less consulting expenses in connection with our efforts to obtain government funding for our planned low-rank coal water fuel technology project.

Management services related to the activities of the Tri-Con Group decreased to $653,010 for 2005 compared to $860,518 for 2004 due to decreased exploration activity.

Research activities attributable to the low-rank coal water fuel technology increased to $120,293 for 2005 compared to $79,967 for 2004, representing an increase in the amount of $40,326 or 50%. Research activities were primarily in connection with the compensation and related expenditures of Dr. Warrack Willson.

Loss

Our loss decreased to $3,394,107 for 2005 compared to $4,836,363 for 2004, representing a decrease of $1,442,256 or 30%. This decrease in our loss was primarily attributable to the decrease in our consulting and exploration expenses, as discussed above. We anticipate that we will continue to incur a loss until such time as we can commence the development stage of our operations and achieve significant revenues from sales of gold recovered from the Nolan Gold Project. There is no assurance that we will commence the development stage of our operations at the Nolan Gold Project or achieve revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

We had cash of $408,589 as of November 30, 2005, compared to cash of $12,828 as of November 30, 2004. We had a working capital deficiency of $855,147 as of November 30, 2005, compared to a working capital deficiency of $648,023 as of November 30, 2004.

We will require additional financing during the current fiscal year due to our current working capital deficiency, our plan of operations for the Nolan Gold Project, our planned exploration activities and our plan to continue to pursue financing through U.S. and state government programs and initiatives as well as private sources. We plan to spend approximately $2,539,000 in the next twelve months to carry out exploration and administration activities for the Nolan Gold Project. We anticipate spending approximately $300,000 during the next twelve months on our work to seek funding in connection with establishment of the demonstration facility at the Grant Mill. We presently do not have sufficient financing to enable us to proceed with these plans and will require additional financing within the next three months if we are able to proceed with our exploration plans, including test mining activities, and process gravel for gold recovery during the summer of 2006. Our actual expenditures on these activities will depend on the actual amount of funds that we have available as a result of our financing efforts. There is no assurance that we will be able to raise the necessary financing. See Risk Factors.

Cash Used in Operating Activities

Cash used in operating activities decreased to $2,361,385 for 2005, compared to $3,432,346 for 2004. We funded the cash used in operating activities primarily through equity sales of our common shares.

Investing Activities

We realized cash of $145,888 from investing activities during 2005 compared to cash of $94,859 used in investing activities during 2004. Cash from investing activities during 2005 and 2004 was primarily comprised of cash from disposal of equipment.

Financing Activities

Cash provided by financing activities decreased to $2,611,258 for 2005, compared to $2,953,025 for 2004. All cash provided by financing activities was provided by share and share purchase warrant issuances. Cash provided by financing activities was used to fund our operating and investing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of our common shares as of the date of the financing.

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

As at November 30, 2005, the total amount outstanding under two lease purchase agreements was $722,149. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment. We are required to complete future lease payments, including interest, of $778,576 during the 2006 fiscal year.

Tri-Con Group

We are in arrears $70,282 to the Tri-Con Group as of November 30, 2005 in connection with planned exploration activities to be carried out on the Nolan Gold Project during fiscal 2006. These activities will be carried out by the Tri-Con Group on behalf of us in accordance with our operating agreements with the Tri-Con Group. See Item 12 – Certain Relationships and Related Transactions.

Convertible Debt

The amount of our convertible debt outstanding was $176,652 as of November 30, 2005 and 2004. Included in this amount is a convertible debenture in the amount of $140,000 which is in default and has accrued interest of $87,227. It is unclear as to whether this amount will ever be converted into common shares.

As of November 30, 2004, we had repaid in full all previously outstanding convertible debentures that we had renegotiated as of March 1, 2001.

Mineral Properties

As of November 30, 2005, we were in arrears of required mineral property claims and option payments of $400,000 in respect of our Hammond Property and therefore the rights to the property were adversely affected. However, we are currently in the process of re-negotiating the terms and conditions of the Agreement with the property owner. The property owner has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit. There is however no assurance that we will be able to re-negotiate this agreement.

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

Future Financings

We require additional financings in order to fund our plan of operations. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund planned exploration activities, including test mining.

Restatement

Our consolidated financial statements for the year ended November 30, 2004 have been restated to give effect to the write-off of exploration and development advances previously capitalized. Please refer to Note 17 of our audited financial statements for the year ended November 30, 2005 for a summary of the impact of this restatement on our results of operations for 2004.

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

TABLE OF CONTRACTUAL OBLIGATIONS

Our known contractual obligations as of November 30, 2005, being the end of our last fiscal year, were as follows:

	Payment due by period
Type of Contractual Obligation	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations
Capital (Finance) Lease Obligations		778,576
Operating Lease Obligations
Purchase Obligations
Other Long-Term Liabilities Reflected on the Company's Balance Sheet under the GAAP of the primary financial statements			365,153		174,300
Total		778,576	365,153		174,300

ITEM 7.     FINANCIAL STATEMENTS.

Our audited financial statements for the year ended November 30, 2005, as set forth below, are included with this Annual Report on Form 10-KSB. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

Page

Report of Independent Registered Public Accounting Firm – Berkovits, Lago & Company, LLP	F-1

Auditors’ Report – Amisano Hanson, Chartered Accountants	F-2

Consolidated Balance Sheets, November 30, 2005 and 2004	F-3

Consolidated Statements of Operations and other Comprehensive Income for the Years Ended November 30, 2005 and 2004 and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2005
F-4

Consolidated Statement of Stockholders’ Equity (Deficiency) for the and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2005	F-5 to F-6

Consolidated Statements of Cash Flows for the Years Ended November 30, 2005 and 2004 and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2005	F-7

Notes to Consolidated Financial Statements	F-8 to F-26

SILVERADO GOLD MINES LTD.

(An Exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2005 and 2004

(Stated in United States Dollars)

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Silverado Gold Mines Ltd.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Silverado Gold Mines Ltd. and Subsidiary (An Exploration Stage Company) as of November 30, 2005, and the related consolidated statements of operations and other comprehensive income, stockholders’ deficiency, and cash flows for the year ended November 30, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. Our opinion on the consolidated statements of operations and other comprehensive income, stockholders’ deficiency, and cash flows for the period since recommencement of the exploration stage, December 1, 2001 to November 30, 2005 insofar as it relates to amounts for the prior periods through November 30, 2004 is based on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silverado Gold Mines Ltd. and Subsidiary (An Exploration Stage Company) as of November 30, 2005, and the results of its operations and its cash flows for the year ended November 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring losses from activities in the exploration stage raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans are described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 17 to the consolidated financial statements, the accompanying consolidated financial statements of Silverado Gold Mines Ltd. and Subsidiary as of November 30, 2004 and for the year then ended have been restated to reflect the proper accounting for exploration and development advances previously capitalized. We also audited the adjustments described in Note 17 that were applied to restate the November 30, 2004 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ Berkovits, Lago & Company, LLP
Fort Lauderdale, Florida
February 20, 2006

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2005 and 2004
(Stated in United States Dollars)

	2005	2004
		(Restated)

ASSETS

Current
Cash and cash equivalents	$408,589	$12,828
Gold inventory	27,916	48,819
Amounts receivable	6,594	8,162
Prepaid expense	-	122,000

	443,099	191,809
Property, plant and equipment	1,285,553	1,640,791

	$1,728,652	$1,832,600

LIABILITIES
Current
Accounts payable and accrued liabilities	$393,058	$365,297
Mineral claims royalty payable	400,000	320,000
Payable to related party	70,282	-
Convertible debentures, current portion	176,652	176,652
Capital lease obligation, current portion	258,254	510,014

	1,298,246	1,371,963
Asset retirement obligation	539,453	489,300
Capital lease obligations	463,895	407,468

	2,301,594	2,268,731

SHAREHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized: unlimited common shares with no par value
Issued and outstanding:
355,054,275 common shares (2004: 224,449,587)	71,526,738	68,253,942
Additional paid-in capital	466,314	466,314
Shares to be issued	54,500	70,000
Accumulated deficit during exploration	(72,620,494)	(69,226,387)

	(572,942)	(436,131)

	$1,728,652	$1,832,600

APPROVED BY THE DIRECTORS:

/s/ Garry L. Anselmo	Director	/s/James F. Dixon	Director
Garry L. Anselmo		James F. Dixon

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS & OTHER COMPREHENSIVE INCOME
for the years ended November 30, 2005 and 2004
(Stated in United States Dollars)

			Period Since
			Recommencement Of
			Exploration Stage
	Year ended November 30		December 1, 2001
	2005	2004	To November 30, 2005
		(Restated)	(Restated)
General and Administrative Expenses
Accounting and audit	$72,294	$43,725	$174,014
Advertising and promotion	215,247	270,822	1,477,517
Consulting fees	362,272	1,150,904	4,383,230
Depreciation, accretion and impairment	259,087	275,432	1,743,660
Exploration expenses	746,196	1,395,078	8,627,360
Financing activities	252,003	-	252,003
Interest on convertible debentures	13,033	15,074	673,407
Interest on capital lease obligations	56,427	56,905	257,589
Legal	64,914	92,834	271,488
Management services	653,010	860,518	1,922,519
Office	499,726	331,621	1,786,944
Other interest and bank charges	7,306	6,911	27,637
Reporting and investor relations	62,253	33,559	114,639
Research	120,293	79,967	605,679
Transfer agent fees and mailing	23,125	24,347	91,349
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	285,875	285,875

Total General and Administrative Expenses	(3,407,186)	(4,923,572)	(23,854,439)

Interest and other income	2,296	3,171	92,790

Cumulative effect of accounting change	-	-	(153,226)

Other comprehensive income

Gain on foreign exchange	10,783	84,038	143,073

Loss and comprehensive loss for the period	$(3,394,107)	$(4,836,363)	$(23,771,802)

Net loss per share	$(0.01)	$(0.03)

Basic and diluted weighted average number of
common shares outstanding	280,724,907	187,220,337

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the years ended November 30, 2002 to 2005
(Stated in United States Dollars)

						Deficit
						Accumulated
				Additional		During the
	Common Stock		Share	Paid-in	Deferred	Exploration
	Shares	Amount	Subscriptions	Capital	Compensation	Stage	Total

Balance, November 30, 2001	42,423,988	$47,056,285	$-	$-	$-	$(48,904,944)	$(1,848,659)
Shares issued:
For options exercised	6,900,000	925,000	-	-	-	-	925,000
For warrants exercised	16,250,000	1,970,000	-	-	-	-	1,970,000
For consulting fees	20,775,000	1,232,551	-	-	-	-	1,232,551
For private placements	2,511,668	2,922,000	-	-	-	-	2,922,000
In lieu of payment for debentures	6,944,308	1,465,927	-	-	-	-	1,465,927
Subscriptions received	-	-	268,613	-	-	-	268,613
Stock option granted	-	-	-	292,320	(164,213)	-	128,107
Net loss for the year	-	-	-	-	-	(6,965,911)	(6,965,911)

Balance, November 30, 2002	98,086,631	55,571,763	268,613	292,320	(164,213)	(55,870,855)	97,628
Shares issued:
For private placements (net)	24,651,340	5,344,245	-	-	-	-	5,344,245
For options exercised	200,000	70,000	-	-	-	-	70,000
For warrants exercised	15,278,171	1,344,575	-	-	-	-	1,344,575
For consulting fees	2,511,668	554,085	(268,613)	-	-	-	285,472
In lieu of payment for debentures	5,299,542	1,181,467	-	-	-	-	1,181,467
Subscriptions received	-	-	115,000	-	-	-	115,000
Amortization of stock-based compensation	-	-	-	-	129,397	-	129,397
Stock option granted	-	-	-	171,994	(42,896)	-	129,098
Net loss for the year	-	-	-	-	-	(8,519,169)	(8,519,169)
Balance, November 30, 2003	146,027,352	64,066,135	115,000	464,314	(77,712)	(64,390,024)	177,713

Shares issued:
For private placements	55,114,441	2,564,899	(115,000)	-	-	-	2,449,899
For warrants exercised	14,876,597	845,745	-	-	-	-	845,745
For consulting fees	6,416,667	577,140	-		-	-	577,140
In lieu of payment for debentures	2,014,530	200,023	-	-	-	-	200,023
Subscriptions received	-	-	70,000	-	-	-	70,000
Amortization of stock-based compensation		-	-	-	77,712	-	77,712
Stock-based compensation	-	-	-	2,000	-	-	2,000
Net loss for the year	-	-	-	-	-	(4,304,232)	(4,304,232)
Balance, November 30, 2004 (Restated)	224,449,587	68,253,942	70,000	466,314	-	(69,226,387)	(436,131)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the years ended November 30, 2002 to 2005
(Stated in United States Dollars)

						Deficit
						Accumulated
				Additional		During the
	Common Stock		Share	Paid-in	Deferred	Exploration
	Shares	Amount	Subscriptions	Capital	Compensation	Stage	Total

Shares issued:
For private placements	120,219,687	2,735,893	(70,000)	-	-	-	2,665,893
For consulting fees	6,285,000	284,900		-	-	-	284,900
Subscriptions received	-	-	54,500	-	-	-	54,500
Stock-based compensation	4,100,001	252,003		-	-	-	252,003
Net loss for the year	-	-	-	-	-	(3,394,107)	(3,394,107)
Balance, November 30, 2005	355,054,275	$71,526,738	$54,500	$466,314	$-	$(72,620,494)	$(572,942)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2005 and 2004
(Stated in United States Dollars)

			Period Since
			Recommencement
			Of Exploration Stage
	Years Ended November 30		December 1, 2001
	2005	2004	to November 30, 2005
		(Restated)	(Restated)
Cash Flows used in Operating Activities
Net loss for the period	$(3,394,107)	$(4,836,363)	$(23,771,802)
Adjustments to reconcile loss to net cash provided
by (used in) operating activities:
Cumulative effect of accounting change	-	-	153,226
Depreciation, accretion and impairment	259,087	275,432	1,743,660
Stock based compensation	-	79,712	2,252,950
Stock issued for debenture	-	-	217,687
Non-cash consulting expense	284,900	577,140	862,040
Non-cash financing expense	252,003	-	252,003
Interest accrued	-	5,881	486,370
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	285,875	285,875
Changes in non-cash operating working capital:
Amounts receivable	1,568	14,931	(3,719)
Gold inventory	20,903	51,700	(16,776)
Prepaid expense	122,000	(122,000)	-
Exploration and development advances	-	118,889	-
Share subscriptions issued	(15,500)	70,000	169,500
Accounts payable and accrued liabilities	27,761	(33,543)	(203,335)
Increase in mineral claims royalty payable	80,000	80,000	83,500

Net cash used in Operating Activities	(2,361,385)	(3,432,346)	(16,329,292)

Cash Flows used in Investing Activities
Purchase of property, plant and equipment	(7,312)	(8,193)	(1,334,705)
Disposal of property, plant and equipment	49,200	103,052	152,252

Net cash provided (used) from Investing Activities	41,888	94,859	(1,182,453)

Cash Flows from Financing Activities
Common stock issued for cash (net of share issue cost)	2,736,309	3,295,644	18,607,773
Repayment of convertible debentures	-	(16,651)	(38,347)
Repayment of loans payable	-	(7,873)	(35,729)
Repayment of capital lease obligations	(91,333)	(318,095)	(409,458)
Due to related party	70,282	-	(221,028)

Net cash provided from Financing Activities	2,715,258	2,953,025	17,903,211

Increase (decrease) in cash and cash equivalents	395,761	(384,462)	391,496

Cash and cash equivalents, beginning of period	12,828	397,290	17,093

Cash at end of the period	$408,589	$12,828	$408,589

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005 and 2004
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

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. The Company has a working capital deficiency of $855,147 as at November 30, 2005, has not yet achieved profitable operations and has accumulated losses totalling $72,620,494 since inception. The Company is in arrears of required mineral claims and option payments for certain of its mineral properties at November 30, 2005, in the amount of $400,000 (2004: 320,000) and therefore, its rights to these properties may be adversely affected as a result of these non-payments. The Company has not been notified of any actions to be taken as a result of these defaults. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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
November 30, 2005 and 2004
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

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitment to a plan of action based on the then known facts.

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
November 30, 2005 and 2004
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

h)	Mineral Claim Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed. The Company sold 52 troy ounces of gold for proceeds of $22,633 which have been directly applied as a reduction to exploration costs.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005 and 2004
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

SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

j)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided as follows:

Building, plant and equipment	Straight line over 3 to 20 years
Mining equipment under capital lease	Straight line over 10 years
Auto and trucks	Straight line over 10 years
Computer equipment	Straight line over 3 years

k)	Cash and Cash Equivalents

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash in banks. At times during the year, the Company maintained deposits in excess of insured limits provided by FDIC and CDIC. The Company places its cash and cash equivalents with high credit quality financial institutions which the Company believes limits these risks.

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
November 30, 2005 and 2004
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
November 30, 2005 and 2004
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
November 30, 2005 and 2004
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
November 30, 2005 and 2004
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

C)	Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. The Company is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. As at November 30, 2005, royalty payments totalling $400,000 (2004: $320,000) are unpaid, in arrears, and included in mineral claims payable.

D)	Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. The Company has an option agreement to purchase a 100% interest in the property for $400,000 of which $68,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005 and 2004
(Stated in United States Dollars) – Page 9

Note 4	Property, Plant and Equipment

Property, plant and equipment primarily include mining equipment and camp facilities at the Nolan Gold Project.

	2005
		Accumulated	Net Book
	Cost	Amortization	Value

Nolan Gold Project buildings	$63,000	$63,000	$-
Nolan mining equipment	849,230	346,830	502,400
Nolan mining equipment
under capital lease	949,342	171,631	777,711
Other equipment	426,834	421,392	5,442

	$2,288,406	$1,003,060	$1,285,553

	2004
		Accumulated	Net Book
	Cost	Amortization	Value

Nolan Gold Project buildings	$63,000	$63,000	$-
Nolan mining equipment	855,730	262,557	593,173
Nolan mining equipment
under capital lease	1,134,342	95,197	1,039,145
Other equipment	420,823	412,350	8,473

	$2,473,895	$833,104	$1,640,791

Note 5	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	2005	2004

Accounts payable	$302,124	$287,395
Accrued interest	90,934	77,902
	$393,058	$365,297

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005 and 2004
(Stated in United States Dollars) – Page 10

Note 6	Asset Retirement Obligations

The Company adopted SFAS No. 143 on December 1, 2002. Upon adoption the Company increased its reclamation liability by $270,000, increased the carrying value of assets by $116,774 and recorded a cumulative effect adjustment of $153,226.

Asset retirement obligations relate to the closure and reclamation of the Grant Mine Tailing Pond, and to the reclamation work associated with the Nolan gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and revegetating the disturbed areas. The Grant Mine assets were written off as impaired effective December 1, 2001 and an amount of $47,378 was also charged to operations in the year ended November 30, 2004 for the increase in the asset retirement obligations related to those Grant Mine assets. The Company has no assets legally restricted for purposes of settling asset retirement obligations.

Reconciliation of asset retirement obligation for the year ended November 30, 2005:

	Grant	Nolan
	Mine	Project	Total
Balance, December 1, 2004	$315,000	$174,300	$489,300
Accretion expense	32,287	17,866	50,153
Liabilities settled	-	-	-
Balance, November 30, 2005	$347,287	$192,166	$539,453

Note 7	Convertible Debentures – Note 9

Convertible debentures outstanding at November 30, 2005 and 2004 consisted of the following:

	2005	2004

Renegotiated in 2001	$-	$-
Issued in 1994	140,000	140,000
Issued in 1999	36,652	36,652

	176,652	176,652
Less: current portion	(176,652)	(176,652)

	$-	$-

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005 and 2004
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

Remaining debentures of $140,000 plus accrued interest of $87,227 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

b)

In February 1999 the Company issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and it was due on February 28, 2002. During the year ended November 30, 2005, the Company made a principal payment of $Nil (2004: $16,652) and an interest payment of $Nil (2004: $Nil).

Note 8	Capital Lease Obligations

a)

On October 11, 2002, the Company entered into a lease purchase agreement whereby the Company would purchase mining equipment valued at a total of $1,496,150. The agreement required payment upon signing of $550,000 (paid), $100,000 (paid) on or before December 1, 2004 and 24 equal payments thereafter for the balance of the purchase price plus interest at a rate of 12% per annum.

b)

On February 14, 2003, the Company entered into a three-year lease agreement whereby the company would purchase mining equipment valued at a total of $250,170. The agreement required payment upon signing of $105,000 (paid), $25,000 on or before December 4, 2004 and 24 equal payments for the balance of the purchase price plus interest at a rate of 12% per annum.

During the year ended November 30, 2004, the Company entered into an agreement to combine the two lease agreements. The new agreement required payment upon signing of $50,000 (paid), monthly payments of $25,000 until July 2006 for the balance of principal plus interest at a rate of 7.5% per annum.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005 and 2004
(Stated in United States Dollars) – Page 12

Note 8	Capital Lease Obligations – (cont’d)

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which are estimated to be 10 years. Amortization on assets under capital leases charged to expense in 2005 was $171,631 (2004: $174,632).

Minimum future lease payments under capital leases as of November 30, 2005 and 2004 for the next year and in the aggregate are:

	2005	2004
November 30, 2005	$-	$562,356
November 30, 2006	778,576	419,636
Total minimum lease payments	778,576	981,992
Less: interest	(56,427)	(64,510)
	722,149	917,482
Less: current portion	(258,254)	(510,014)
Long-term portion	$463,895	$407,468

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005 and 2004
(Stated in United States Dollars) – Page 13

Note 9	Common Stock

Commitments:

a)	Stock Options:

A summary of the change in stock options for the year ended November 30, 2005 and 2004 is presented below:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding at November 30, 2003	9,420,000	$0.52
Granted	20,880,000	0.11
Expired	(870,000)	0.18

Outstanding at November 30, 2004	29,430,000	$0.24
Expired	(800,000)	0.35

Outstanding and exercisable at November 30, 2005	28,630,000	$0.11

As at November 30, 2005, the following stock options were outstanding:

Number of	Exercise
Options	Price	Expiry Date

550,000	$0.10	December 1, 2006
900,000	0.15	February 1, 2008
6,500,000	0.13	December 4, 2008
5,680,000	0.13	January 8, 2011
15,000,000	0.10	July 8, 2011

28,630,000

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005 and 2004
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

The Company does not record a compensation expense on the granting of stock options to employees and directors, but does provide disclosure of the pro forma loss per share information had the Company elected to follow the fair value method. Using the Black-Scholes option pricing model the pro forma information is as follows:

	2005	2004

Net loss for the year as reported	$(3,394,107)	$(4,304,232)
Stock-based compensation	-	(1,431,600)

Pro forma net loss for the year	$(3,394,107)	$(5,735,832)

Pro forma basic and diluted loss per share	$(0.01)	$(0.03)

The following assumptions were used for the Black-Scholes model:

Risk free interest rate	2.25%
Dividend free yield	0%
Expected volatility	93%
Weighted average expected stock option life	5 years

The weighted average fair value of the employee and director stock options granted was $0.04 per share.

b)	Warrants:

Warrants outstanding as at November 30, 2005 are exercisable into 1 common share for each warrant held and a summary is presented below:

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005 and 2004
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
November 30, 2005 and 2004
(Stated in United States Dollars) – Page 16

Note 10	Related Party Transactions – (cont’d)

The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all the Company’s fieldwork and to provide administrative and management services. Under the current contract dated January, 1997, work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out-of-pocket or actual cost plus 15% charge for office overhead including stand-by and contingencies. There is no mark- up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company. For the year ended November 30, 2005, the Tri-Con Group’s services focused mainly on corporate planning, mining, engineering and preparation for year round production on the Company’s Nolan property, administration services at both the field and corporate offices and the Low-Rank Coal- Water fuel project.

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company’s projects and include interest charged on outstanding balances at the Tri-Con Group’s borrowing costs are shown below:

	2005	2004
		(Restated)

Exploration, development and field services	$673,483	$948,729
Administrative and management services	687,510	1,363,148
Research	120,293	79,967

	$1,481,286	$2,391,844

Amount of total charges in excess of Tri-Con
costs incurred	$154,707	$275,121

Excess amount charged as a percentage of actual
costs incurred	10.44%	11.5%

The amounts charged for services by the Tri-Con Group approximate the fair value of these costs had they been performed by arm’s length parties.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005 and 2004
(Stated in United States Dollars) – Page 17

Note 11	Income Taxes

Tax effects of temporary differences that give rise to deferred tax assets at November 30, 2005 and 2004 are as follows:

	2005	2004

Net operating loss carry forwards	$12,695,00	$12,075,000
Temporary differences arising from mineral
properties and building, plant and equipment	(354,000)	(1,364,000)
Valuation allowance	(12,341,000)	(10,711,000)

Net future tax asset (liability)	$-	$-

At November 30, 2005, the Company had losses carried forward totalling $25,050,000 available to reduce future years’ income for U.S. income tax purposes which expire in various years to 2025. In addition, we had losses carried forward in Canada totalling CDN$12,096,000 which expire in various years to 2015.

The provision for income taxes differs from the amount computed by applying the Canadian statutory federal income tax rate of 37.62% (2004: 37.62%) to net loss before provision for income taxes. The sources and tax effects of the differences are as follows:

	2005	2004

Computed “expected” tax benefit	$(1,468,000)	$(1,718,000)
Tax loss expired during the year	928,000	1,546,000
Temporary differences and other	167,000	18,000
Change in valuation allowance	302,000	64,000
Difference in foreign tax rate and other	71,000	90,000

Income tax provision	$-	$-

Note 12	Commitments and Contingencies

a)	Severance Agreements with Directors

The Company has entered into compensation agreements with two directors of the Company. The agreements provide for severance arrangements where a change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the two directors aggregates $4,100,000 (2004: $4,100,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005 and 2004
(Stated in United States Dollars) – Page 18

Note 12	Commitments and Contingencies – (cont’d)

b)	Consulting Agreements

The Company entered into consulting agreements with six individuals for various corporate planning and business development services to the Company. Under the terms of the agreements, the Company will issue an aggregate 6,285,000 shares over the length of the contracts which range from six months to one year. Consulting fees are calculated using the number of shares issued multiplied by the closing price on the day the shares were issued.

c)	Office Lease

The Company entered into a two-year office lease agreement. The Company is committed to the following annual basic rental payments:

Year ended November 30, 2006	$51,784	(CDN$61,416)
2007	12,946	(CDN$15,354)

	$64,730

Note 13	Segment Disclosures

a)	Reportable Segments

The Company operates in one reportable segment being the acquisition, exploration and development of mineral properties. The Company’s development of low-rank coal-water fuel is in its initial stages and is not a reportable segment.

b)	Geographical Information

The following presents financial information about geographical areas:

	2005	2004
Net loss for the year:
Canada	$884,107	$1,824,434
United States	2,937,783	2,479,798

	$3,821,890	$4,304,232
Long-lived assets:
Canada	5,442	8,473
United States	1,285,553	1,632,318

	$1,290,995	$1,640,791

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005 and 2004
(Stated in United States Dollars) – Page 19

Note 14	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. The following transactions were excluded from the statements of cash flows:

During the year ended November 30, 2005:

a)	the Company issued 6,285,000 common shares at various prices for total proceeds of $284,900 pursuant to payment of consulting fees;

b)	the Company utilized prior year’s share subscriptions of $70,000 for the issuance of common shares.

c)	the Company returned mining equipment to its lessor of $104,000.

During the year ended November 30, 2004:

a)	the Company issued 1,956,458 common shares at various prices for total proceeds of $194,142 pursuant to payment of convertible debentures;

b)	the Company issued 58,072 common shares at various prices for total proceeds of $5,881 pursuant to payment of interest payable on convertible debentures;

c)	the Company issued 6,416,667 common shares at various prices for total proceeds of $577,140 pursuant to payment of consulting fees;

d)	the Company utilized prior year’s share subscriptions of $115,000 for the issuance of common shares.

Note 15	Subsequent Events

Subsequent to November 30, 2005, the Company:

a)	issued 82,420,401 common shares at $0.025 per share totaling $2,060,510 pursuant to a private placement;

b)	issued 4,285,715 common shares at $0.028 per share totaling $120,000 pursuant to a private placement;

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005 and 2004
(Stated in United States Dollars) – Page 20

Note 15	Subsequent Events – (cont’d)

c)	issued 14,020,000 common shares at $0.03 per share totaling $420,600 pursuant to a private placement;

d)	issued 4,076,924 common shares at $0.0325 per share totaling $132,500 pursuant to a private placement;

e)	issued 428,573 common shares at $0.035 per share totaling $15,000 pursuant to a private placement.

Note 16	Comparative Figures

Certain figures of the comparative year have been restated to conform with the current year’s presentation.

Note 17	Restatement

The accompanying consolidated financial statements for the year ended November 30, 2004 have been restated to give effect to the write-off of exploration and development advances previously capitalized.

The effect of the restatements on loss for the period and loss per share is as follows:

2004

Net loss for the period, as previously stated	$(4,304,232)

Exploration and development advances written off	(532,131)

Net loss for the period, as restated	$(4,836,363)

Net loss per share, as previously stated	$(0.02)

Exploration and development advances written off	(0.01)

Net loss per share, as restated	$(0.03)

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Engagement of Berkovits, Lago & Company, LLP

We engaged Berkovits, Lago & Company, LLP as our principal independent accountant effective April 6, 2005 following the resignation of Amisano Hanson, Chartered Accountants ("Amisano Hanson") as our principal independent accountant effective April 6, 2005. This decision to change principal independent accountants was approved by our board of directors.

Amisano Hanson's report dated February 21, 2005 on our consolidated balance sheet as at November 30, 2004, and our consolidated statements of operations, cash flows, stockholders’ equity (deficiency) for the year then ended and the period since recommencement of the exploration stage December 1, 2001 to November 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the fiscal year ended November 30, 2004 and the subsequent interim period through to April 6, 2005, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Amisano Hanson would have caused them to make reference thereto in their reports on the Company’s audited financial statements. These financial statements were prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business.

We provided Amisano Hanson with a copy of the foregoing disclosures and requested in writing that Amisano Hanson furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. We received the requested letter from Amisano Hanson and we have filed a copy of Amisano Hanson’s letter as an exhibit to our current report on Form 8-K filed with the SEC on April 12, 2005.

Engagement of Amisano Hanson

Morgan & Company, Chartered Accountants ("Morgan & Company") were dismissed as our principal independent accountant effective January 26, 2005. We engaged Amisano Hanson, Chartered Accountants as our principal independent accountant effective January 26, 2005. The decision to change principal independent accountant was approved by our board of directors.

Morgan & Company's report dated January 31, 2004 on our consolidated balance sheets as at November 30, 2003 and 2002, and the consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the two fiscal years ended November 30, 2003 and 2002 and the subsequent period through to January 26, 2005, there were no disagreements with Morgan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Morgan & Company would have caused them to make reference thereto in their reports on our audited financial statements. These financial statements were prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business.

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

ITEM 8A.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2005, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During our most recently completed fiscal year ended November 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 8B.     OTHER INFORMATION.

Not applicable.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position

Garry L. Anselmo	62	Director and Chairman of the Board; President, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
James F. Dixon (1)(2)	58	Director
Stuart C. McCulloch (1)(2)	70	Director
John R. Mackay	73	Corporate Secretary
Edward J. Armstrong	57	President of Silverado Green Fuel Inc.
Dr. Warrack G. Willson	62	Vice-President, Fuel Technology of Silverado Green Fuel Inc.

(1)	Member of Silverado's Audit Committee
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

John R. Mackay

Mr. Mackay has served as our corporate secretary since June 1998. Mr. Mackay is a lawyer who practiced as a sole practitioner from March 1993 to June 1998 prior to joining Silverado. Prior to 1993, Mr. Mackay was a lawyer and partner in the law firm Davis and Company, Barristers and Solicitors, of Vancouver, British Columbia where he practiced for 35 years.

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

AUDIT COMMITTEE

Our audit committee is comprised of James Dixon and Stuart McCulloch. Our board of directors has determined that each member of our audit committee is independent as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards. Our board of directors has determined none of the directors on our audit committee presently meets the definition of a “financial expert” based on their respective experience and qualification. Our audit committee presently does not include a member who has been determined by our board of directors to qualify as a “financial expert”. Our board of directors is presently looking for a suitable candidate to join as a member of our board of directors and who would meet the definition of “financial expert”. We were unable to identify such a candidate during fiscal 2005.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached to this Annual Report on Form 10-KSB as an exhibit. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at www.silverado.com or in a report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2005 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10.     EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information for Mr. Garry L. Anselmo, our chief executive officer (the “name executive officer”) for the fiscal years ended November 30, 2005, 2004 and 2003.

No executive officer of the Company earned total annual salary and bonus exceeding $100,000 during the fiscal year ended November 30, 2005.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
						AWARDS		PAYOUTS	All Other Compen- sation
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Garry L. Anselmo(1)	Director, President, Chief Executive Officer and Chief Financial Officer	2005 2004 2003	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 8,500,000 3,000,000	0 0 0	0 0 0

(1)

Mr. Anselmo is employed and compensated by Tri-Con Mining Ltd., which provides management and exploration services to us. Mr. Anselmo does not bill us for his time spent on our business and is not compensated directly or indirectly by us, other than through Tricon Mining Ltd. See the section of this prospectus entitled Certain Relationships and Related Transactions

STOCK OPTION GRANTS

We did not grant any stock options to our named executive officer during our fiscal year ended November 30, 2005, as illustrated in the following table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	Nil	Not Applicable	Not Applicable	Not Applicable

Subsequent to the end of our fiscal year, we granted options to purchase an aggregate of 30,000,000 shares to certain of our insiders on January 4, 2006 as follows. All options are fully vested and are exercisable at a price of $0.05 per share for a seven year term from the date of grant, being January 4, 2013:

NAME	NUMBER OF OPTIONS
Garry Anselmo, President and Director	15,000,000
James Dixon, Director	3,000,000
Stuart McCulloch, Director	3,000,000
John McKay, Secretary	2,000,000
Ed Armstrong, President of Silverado Green Fuel Inc.	4,000,000
Warrack Willson, Vice-President of Silverado Green Fuel Inc.	3,000,000

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our named executive officer for our fiscal year ended November 30, 2005:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name (#)	Common Shares Acquired on Exercise	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	NIL	NIL	11,500,000/NIL	$NIL/ $NIL

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

Our directors are not paid any compensation for acting as our directors. However, we periodically grant stock incentive options to our directors in consideration for them providing their services as directors. Our 2003 Stock Option Plan, our 2004 Stock Option Plan and our 2006 Stock Option Plan each permit the grant of incentive stock options to our directors.

REPRICING OF STOCK OPTIONS

Effective January 4, 2006, we reduced the exercise price of previously outstanding options held by certain of our insiders to purchase an aggregate of 6,000,000 shares from $0.13 per share to $0.05 per share as follows. All options are fully vested and are exercisable at a price of $0.05 per share for a seven year term from the date of grant, being December 4, 2008:

NAME	NUMBER OF OPTIONS
Garry Anselmo, President and Director	3,000,000
James Dixon, Director	500,000
Stuart McCulloch, Director	500,000
John McKay, Secretary	0
Ed Armstrong, President of Silverado Green Fuel Inc.	1,500,000
Warrack Willson, Vice-President of Silverado Green Fuel Inc.	500,000

Effective January 4, 2006, we reduced the exercise price of previously outstanding options held by certain of our insiders to purchase an aggregate of 5,680,000 shares from $0.13 per share to $0.05 per share as follows. All options are fully vested and are exercisable at a price of $0.05 per share for a seven year term from the date of grant, being January 8, 2011:

NAME	NUMBER OF OPTIONS
Garry Anselmo, President and Director	2,500,000
James Dixon, Director	800,000
Stuart McCulloch, Director	600,000
John McKay, Secretary	0
Ed Armstrong, President of Silverado Green Fuel Inc.	1,280,000
Warrack Willson, Vice-President of Silverado Green Fuel Inc.	500,000

Effective January 4, 2006, we reduced the exercise price of previously outstanding options held by certain of our insiders to purchase an aggregate of 15,000,000 shares from $0.10 per share to $0.05 per share as follows. All options are fully vested and are exercisable at a price of $0.05 per share for a seven year term from the date of grant, being July 8, 2011:

NAME	NUMBER OF OPTIONS
Garry Anselmo, President and Director	6,000,000
James Dixon, Director	2,000,000

NAME	NUMBER OF OPTIONS
Stuart McCulloch, Director	1,500,000
John McKay, Secretary	1,500,000
Ed Armstrong, President of Silverado Green Fuel Inc.	2,500,000
Warrack Willson, Vice-President of Silverado Green Fuel Inc.	1,500,000

Effective January 4, 2006, we reduced the exercise price of previously outstanding options held by certain of our insiders to purchase an aggregate of 550,000 shares from $0.10 per share to $0.05 per share as follows. All options are fully vested and are exercisable at a price of $0.05 per share for a term expiring December 10, 2006:

NAME	NUMBER OF OPTIONS
James Dixon, Director	500,000
Stuart McCulloch, Director	50,000

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of the Company’s common shares owned beneficially as of February 23, 2006 by: (i) each of our directors, (ii) each of our executive officers, and (iii) our executive officers and directors as a group. No person is known to us to beneficially own more than 5% of our outstanding common shares, other than Mr. Anselmo. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Common Shares	Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	30,550,000(2)	6.7%
Common Shares	James F. Dixon, Director	7,014,484(3)	1.6%
Common Shares	Stuart McCulloch, Director	5,683,400(4)	1.3%
Common Shares	John R. Mackay Secretary	3,600,000 (5)	0.8%
Common Shares	Edward Armstrong President of Silverado Green Fuel Inc.	11,285,000 (6)	2.6%
Common Shares	Warrack Willson Vice-President of Silverado Green Fuel Inc.	6,750,000 (7)	1.6%
Common Shares	All Directors and Executive Officers as a Group (6 persons)	64,882,884 (8)	13.3%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 23, 2006. As of January 31, 2006, there were 430,949,222 shares issued and outstanding.

(2)

Consists of 4,050,000 shares held by Garry L. Anselmo, 7 shares owned by Tri-Con Mining Ltd, and 26,500,000 shares that can be acquired by Mr. Anselmo upon exercise of options to purchase shares held by Mr. Anselmo within 60 days of the date hereof.

(3)

Consists of 214,484 shares held directly and indirectly by James F. Dixon and 6,800,000 shares that can be acquired by Mr. Dixon upon exercise of options to purchase shares held by Mr. Dixon within 60 days of the date hereof.

(4)

Consists of 33,400 shares held by Stuart McCulloch and 5,650,000 shares that can be acquired by Mr. McCulloch upon exercise of options to purchase shares held by Mr. McCulloch within 60 days of the date hereof.

(5)	Consists of 100,000 shares held by Mr. Mackay and 3,500,000 shares that can be acquired by Mr. Mackay upon exercise of options to purchase shares held by Mr. Mackay within 60 days of the date hereof.

(6)

Consists of 2,005,000 shares held by Mr. Armstrong and 9,280,000 shares that can be acquired by Mr. Armstrong upon exercise of options to purchase shares held by Mr. Armstrong within 60 days of the date hereof.

(7)

Consists of 1,200,000 shares held by Dr. Willson and 5,550,000 shares that can be acquired by Dr. Willson upon exercise of options to purchase shares held by Dr. Willson within 60 days of the date hereof.

(8)

Consists of 7,602,891 shares held by our directors and executive officers and 57,380,000 shares that can be acquired by our directors and executive officers upon exercise of options to purchase shares held by our directors and executive officers within 60 days of the date hereof.

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

The following summary information is presented for our 2003 Stock Option Plan and our 2004 Stock Option Plan as of November 30, 2005.

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

We are in arrears $70,282 to the Tri-Con Group as of November 30, 2005 in connection with exploration activities on the Nolan Gold Project during fiscal 2005. At November 30, 2004, we had prepaid $532,131 to the Tri-Con Mining Group for exploration, development and administration services to be performed during fiscal 2004 on our behalf. For the years 2004 and 2005, the Tri-Con Mining Group’s services for the current fiscal year focused mainly on preparation for year round production on the Nolan property, the low-rank coal-water fuel program as well as corporate planning, exploration, engineering, and, and administration services at both our field and corporate offices.

The aggregate amounts paid to the Tri-Con Mining Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Mining Group personnel working on the Company's projects, and include interest charged on outstanding balances at the Tri-Con Mining Group's borrowing costs are shown below:

	2005	2004
		(Restated)
Exploration, development and field services	$673,483	$948,729
Administrative and management services	687,510	831,017
Research	120,293	79,967
Total	$1,481,286	$1,859,713
Amount of total charges in excess of Tri-Con
costs incurred	$154,707	$275,121
Excess amount charged as a percentage of actual	10.44%	11.5%
costs incurred

STOCK OPTIONS

Grants of Stock Options

We granted options to purchase an aggregate of 30,000,000 shares to certain of our insiders on January 4, 2006 as follows. All options are fully vested and are exercisable at a price of $0.05 per share for a seven year term from the date of grant, being January 4, 2013:

NAME	NUMBER OF OPTIONS
Garry Anselmo, President and Director	15,000,000
James Dixon, Director	3,000,000
Stuart McCulloch, Director	3,000,000
John McKay, Secretary	2,000,000
Ed Armstrong, President of Silverado	4,000,000

NAME	NUMBER OF OPTIONS
Green Fuel Inc.
Warrack Willson, Vice-President of Silverado Green Fuel Inc.	3,000,000

Reductions to Exercise Prices of Outstanding Stock Options

Effective January 4, 2006, we reduced the exercise price of previously outstanding options held by certain of our insiders to purchase an aggregate of 6,000,000 shares from $0.13 per share to $0.05 per share as follows. All options are fully vested and are exercisable at a price of $0.05 per share for a seven year term from the date of grant, being December 4, 2008:

NAME	NUMBER OF OPTIONS
Garry Anselmo, President and Director	3,000,000
James Dixon, Director	500,000
Stuart McCulloch, Director	500,000
John McKay, Secretary	0
Ed Armstrong, President of Silverado Green Fuel Inc.	1,500,000
Warrack Willson, Vice-President of Silverado Green Fuel Inc.	500,000

Effective January 4, 2006, we reduced the exercise price of previously outstanding options held by certain of our insiders to purchase an aggregate of 5,680,000 shares from $0.13 per share to $0.05 per share as follows. All options are fully vested and are exercisable at a price of $0.05 per share for a seven year term from the date of grant, being January 8, 2011:

NAME	NUMBER OF OPTIONS
Garry Anselmo, President and Director	2,500,000
James Dixon, Director	800,000
Stuart McCulloch, Director	600,000
John McKay, Secretary	0
Ed Armstrong, President of Silverado Green Fuel Inc.	1,280,000
Warrack Willson, Vice-President of Silverado Green Fuel Inc.	500,000

Effective January 4, 2006, we reduced the exercise price of previously outstanding options held by certain of our insiders to purchase an aggregate of 15,000,000 shares from $0.10 per share to $0.05 per share as follows. All options are fully vested and are exercisable at a price of $0.05 per share for a seven year term from the date of grant, being July 8, 2011:

NAME	NUMBER OF OPTIONS
Garry Anselmo, President and Director	6,000,000
James Dixon, Director	2,000,000
Stuart McCulloch, Director	1,500,000
John McKay, Secretary	1,500,000
Ed Armstrong, President of Silverado Green Fuel Inc.	2,500,000
Warrack Willson, Vice-President of Silverado Green Fuel Inc.	1,500,000

Effective January 4, 2006, we reduced the exercise price of previously outstanding options held by certain of our insiders to purchase an aggregate of 550,000 shares from $0.10 per share to $0.05 per share as follows. All options are fully vested and are exercisable at a price of $0.05 per share for a term expiring December 10, 2006:

NAME	NUMBER OF OPTIONS
James Dixon, Director	500,000
Stuart McCulloch, Director	50,000

ITEM 13.     EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of the Company (1)
3.2	Amendment to Articles of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of the Company (8)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	2003 Stock Option Plan (7)
10.13	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (9)
10.14	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (9)
10.15	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (9)
10.16	Consultant Agreement between the Company and Smith Conciglia Consulting, Inc. dated May 16, 2004 (9)

10.17	Form of Delay Agreement between the Company and certain of the Selling Shareholders.(9)
10.18	2004 Stock Option Plan (10)
10.19	2006 Stock Option Plan (11)
14.1	Code of Ethics (11)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(11)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Schedule 14A Proxy Statement filed April 29, 2003.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004;
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(11)	Filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Berkovits, Lago & Company, LLP for our last fiscal year ended November 30, 2005, and by our previous independent auditor, Amisano Hanson, Chartered Accountants for our previous fiscal year ended November 30, 2004:

	Years ended November 30
	2005	2004
Audit Fees:	$35,000	$28,400
Audit Related Fees:	$16,811	$16,200
Tax Fees:	NIL	NIL
All Other Fees:	NIL	NIL
Total:	$51,811	$44,600

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

SILVERADO GOLD MINES LTD.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
Director

Date:	February 28, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director

Date:	February 28, 2006

By:	/s/ James F. Dixon
James F. Dixon
Director

Date:	February 28, 2006

By:	/s/ Stuart McCulloch
Stuart McCulloch
Director

Date:	February 28, 2006