Form 10KSB/A
period 2005-11-30
SILVERADO GOLD MINES LTD
filed 2006-03-28
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

(Mark One)
[ x ] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended NOVEMBER 30, 2005

[           ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ____ to ____

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

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment No. 1”) to the Annual Report on Form 10-KSB for the year ended November 30, 2005, as originally filed with the SEC on February 28, 2006 (the “Original Form 10-KSB”) amends Item 7 of the Original Form 10-KSB and the audited financial statements for the years ended November 30, 2005 and 2004 included with the Original Form 10-KSB (the “2005 Financial Statements”) and Item 13 of the Original Form 10-KSB.

The 2005 Financial Statements have been amended to:

1.
Include the revised audit report of Amisano Hanson, Chartered Accountants, (the "Prior Auditor's Report") on the Company's financial statements for the year ended November 30, 2004. The Prior Auditor's Report has been amended to add a subsequent date to the date of the Prior Auditor’s Report with respect to Note 17 to the financial statements of the Company for the year ended November 30, 2005.

2.	Correct the amount of the net loss for the year ended November 30, 2004 reported on the Consolidated Statement of Stockholders’ Equity (Deficiency).

3.
Correct the reference in Note 6 – Asset Retirement Obligations to confirm that an amount of $47,378 was charged to operations in the year ended November 30, 2003, rather than in the year ended November 30, 2004 as stated in the financial statements included in the Original Form 10-KSB.

4.
Correct the amount of the net loss for the year ended November 30, 2004 reported in Note 9(a) – Common Stock – Stock Options and the corresponding pro forma net loss for the year ended November 30, 2004.

5.	Correct the amount of the net loss for the year ended November 30, 2004 attributable to Canada and the total net loss for the year ended November 30, 2004 reported in Note 13 – Segment Disclosures.

Item 13 of the Original Form 10-KSB has been amended to:

1.
Correct the reference to the amount paid to the Tri-Con Mining Group for administrative and management services for the year ended November 30, 2004 to $1,363,148 from $831,017, as reported in the Original Form 10-KSB. The amount reported in the Amendment No. 1 is consistent with the disclosure in the financial statements included with the Original Form 10-KSB.

2.
Correct the reference to the total amount paid to the Tri-Con Mining Group for services for the year ended November 30, 2004 to $2,391,844 from $1,481,286, as reported in the Original Form 10-KSB. The amount reported in the Amendment No. 1 is consistent with the disclosure in the financial statements included with the Original Form 10-KSB.

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
F-4

Consolidated Statement of Stockholders’ Equity (Deficiency) for the and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2005	F-5 to F-6

Consolidated Statements of Cash Flows for the Years Ended November 30, 2005 and 2004 and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2005	F-7

Notes to Consolidated Financial Statements	F-7 to F-26

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
CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Silverado Gold Mines Ltd.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Silverado Gold Mines Ltd. (An Exploration Stage Company) and its subsidiary as of November 30, 2004 and the related consolidated statements of operations and other comprehensive income, cash flows and stockholders' equity (deficiency) for the year ended November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Silverado Gold Mines Ltd. (An Exploration Stage Company) and its subsidiary as of November 30, 2004 and the results of their operations and their cash flows for the year ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ Amisano Hanson
February 21, 2005, except as to Note 17 which is as at February 20, 2006	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

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
(Stated in United States Dollars)

						Deficit
						Accumulated
				Additional		During the
	Common Stock		Share	Paid-in	Deferred	Exploration
	Shares	Amount	Subscriptions	Capital	Compensation	Stage	Total

Balance, November 30, 2001	42,423,988	$47,056,285	$-	$-	$-	$(48,904,944)	$(1,848,659)
Shares issued:
For options exercised	6,900,000	925,000	-	-	-	-	925,000
For warrants exercised	16,250,000	1,970,000	-	-	-	-	1,970,000
For consulting fees	20,775,000	1,232,551	-	-	-	-	1,232,551
For private placements	2,511,668	2,922,000	-	-	-	-	2,922,000
In lieu of payment for debentures	6,944,308	1,465,927	-	-	-	-	1,465,927
Subscriptions received	-	-	268,613	-	-	-	268,613
Stock option granted	-	-	-	292,320	(164,213)	-	128,107
Net loss for the year	-	-	-	-	-	(6,965,911)	(6,965,911)

Balance, November 30, 2002	98,086,631	55,571,763	268,613	292,320	(164,213)	(55,870,855)	97,628
Shares issued:
For private placements (net)	24,651,340	5,344,245	-	-	-	-	5,344,245
For options exercised	200,000	70,000	-	-	-	-	70,000
For warrants exercised	15,278,171	1,344,575	-	-	-	-	1,344,575
For consulting fees	2,511,668	554,085	(268,613)	-	-	-	285,472
In lieu of payment for debentures	5,299,542	1,181,467	-	-	-	-	1,181,467
Subscriptions received	-	-	115,000	-	-	-	115,000
Amortization of stock-based compensation	-	-	-	-	129,397	-	129,397
Stock option granted	-	-	-	171,994	(42,896)	-	129,098
Net loss for the year	-	-	-	-	-	(8,519,169)	(8,519,169)
Balance, November 30, 2003	146,027,352	64,066,135	115,000	464,314	(77,712)	(64,390,024)	177,713

Shares issued:
For private placements	55,114,441	2,564,899	(115,000)	-	-	-	2,449,899
For warrants exercised	14,876,597	845,745	-	-	-	-	845,745
For consulting fees	6,416,667	577,140	-		-	-	577,140
In lieu of payment for debentures	2,014,530	200,023	-	-	-	-	200,023
Subscriptions received	-	-	70,000	-	-	-	70,000
Amortization of stock-based compensation		-	-	-	77,712	-	77,712
Stock-based compensation	-	-	-	2,000	-	-	2,000
Net loss for the year	-	-	-	-	-	(4,836,363)	(4,836,363)
Balance, November 30, 2004 (Restated)	224,449,587	68,253,942	70,000	466,314	-	(69,226,387)	(436,131)

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

The Company does not record a compensation expense on the granting of stock options to employees and directors, but does provide disclosure of the pro forma loss per share information had the Company elected to follow the fair value method. Using the Black-Scholes option pricing model the pro forma information is as follows:

	2005	2004
		(Restated)

Net loss for the year as reported	$(3,394,107)	$(4,836,363)
Stock-based compensation	-	(1,431,600)

Pro forma net loss for the year	$(3,394,107)	$(6,267,963)

Pro forma basic and diluted loss per share	$(0.01)	$(0.03)

The following assumptions were used for the Black-Scholes model:

Risk free interest rate	2.25%
Dividend free yield	0%
Expected volatility	93%
Weighted average expected stock option life	5 years

The weighted average fair value of the employee and director stock options granted was $0.04 per share.

b)	Warrants:

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

b)	Geographical Information

The following presents financial information about geographical areas:

	2005	2004
		(Restated)
Net loss for the year:
Canada	$884,107	$2,356,565
United States	2,937,783	2,479,798

	$3,821,890	$4,836,363
Long-lived assets:
Canada	5,442	8,473
United States	1,285,553	1,632,318

	$1,290,995	$1,640,791

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

We are in arrears $70,282 to the Tri-Con Group as of November 30, 2005 in connection with exploration activities on the Nolan Gold Project during fiscal 2005. At November 30, 2004, we had advanced $532,131 to the Tri-Con Mining Group for exploration, development and administration services to be performed during fiscal 2005 on our behalf. Our financial statements for the year ended November 30, 2004 were restated to give effect to the write-off of these exploration and development advances. For the years 2004 and 2005, the Tri-Con Mining Group’s services for the current fiscal year focused mainly on preparation for year round production on the Nolan property, the low-rank coal-water fuel program as well as corporate planning, exploration, engineering, and, and administration services at both our field and corporate offices.

The aggregate amounts paid to the Tri-Con Mining Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Mining Group personnel working on the Company's projects, and include interest charged on outstanding balances at the Tri-Con Mining Group's borrowing costs are shown below:

	2005	2004
		(Restated)
Exploration, development and field services	$673,483	$948,729
Administrative and management services	687,510	1,363,148
Research	120,293	79,967
Total	$1,481,286	$2,391,844
Amount of total charges in excess of Tri-Con
costs incurred	$154,707	$275,121
Excess amount charged as a percentage of actual	10.44%	11.5%
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

Effective January 4, 2006, we reduced the exercise price of previously outstanding options held by certain of our insiders to purchase an aggregate of 550,000 shares from $0.10 per share to $0.05 per share as follows. All options are fully vested and are exercisable at a price of $0.05 per share for a term expiring December 10, 2006:

NAME	NUMBER OF OPTIONS
James Dixon, Director	500,000
Stuart McCulloch, Director	50,000

ITEM 13. EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of the Company (1)
3.2	Amendment to Articles of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of the Company (8)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)

10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining
Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	2003 Stock Option Plan (7)
10.13	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (9)
10.14	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (9)
10.15	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (9)
10.16	Consultant Agreement between the Company and Smith Conciglia Consulting, Inc. dated May 16, 2004 (9)

10.17	Form of Delay Agreement between the Company and certain of the Selling Shareholders.(9)
10.18	2004 Stock Option Plan (10)
10.19	2006 Stock Option Plan (11)
14.1	Code of Ethics (11)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Schedule 14A Proxy Statement filed April 29, 2003.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004;
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(11)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 2005 filed on February 28, 2006.
(12)	Filed as an exhibit to this Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the year ended November 30, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO GOLD MINES LTD.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
Director

Date:	March 27, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Garry L. Anselmo
Garry L. Anselmo, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director

Date:	March 27, 2006

By:	/s/ James F. Dixon
James F. Dixon
Director

Date:	March 27, 2006

By:	/s/ Stuart McCulloch
Stuart McCulloch
Director

Date:	March 27, 2006