Form 10QSB
period 2006-02-28
SILVERADO GOLD MINES LTD
filed 2006-04-14
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2006

OR

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File Number 0-12132

SILVERADO GOLD MINES LTD.
(NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

British Columbia, Canada	98-0045034
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1111 West Georgia Street, Suite 505,
Vancouver, British Columbia, Canada	V6E 4M3
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (604) 689-1535

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ x ] No [           ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

Number of shares outstanding as of April 5, 2006: 531,474,945 common shares.

Transitional Small Business Disclosure Format: Yes [           ] No [ x ]

PART I
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28, 2006 and November 30, 2005
(Stated in United States Dollars)

	2006	2005
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$1,429,928	$408,589
Gold inventory	30,262	27,916
Amounts receivable	14,698	6,594

	1,474,888	443,099
Property, plant and equipment	1,239,476	1,285,553

	$2,714,364	$1,728,652

LIABILITIES
Current
Accounts payable and accrued liabilities	$386,011	$393,058
Mineral claims royalty payable	400,000	400,000
Payable to related companies	233,875	70,282
Convertible debentures, current portion	176,652	176,652
Capital lease obligation, current portion	470,726	258,254

	1,667,264	1,298,246
Asset retirement obligation	546,196	539,453
Capital lease obligations	148,835	463,895

	2,362,295	2,301,594

SHAREHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized: unlimited common shares with no par value
Issued and outstanding:
461,808,279 common shares (2005: 355,054,275)	73,976,508	71,526,738
Additional capital stock options	466,314	466,314
Shares to be issued	200,000	54,500
Accumulated deficit during exploration	(74,290,753)	(72,620,494)

	352,069	(572,942)

	$2,714,364	$1,728,652

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS & OTHER COMPREHENSIVE INCOME
for the three months ended February 28, 2006 and February 28, 2005
(Stated in United States Dollars)

			Period Since
			Recommencement
			Of Exploration
			Stage
	Three months ended February 28		December 1, 2001
	2006	2005	To February 28,
	(Unaudited)	(Unaudited)	2006

General and Administrative Expenses
Accounting and audit	$14,823	$22,600	$188,837
Advertising and promotion	129,284	97,126	1,606,801
Consulting fees	52,000	265,537	4,435,230
Depreciation, accretion and impairment	54,493	58,050	1,798,153
Exploration expenses	855,943	156,252	9,483,303
Financing activities	-	252,003	252,003
Interest on convertible debentures	3,258	2,800	676,665
Interest on capital lease obligations	12,892	5,734	270,481
Legal	32,045	20,085	303,533
Management services	240,162	151,343	2,162,681
Office	225,630	105,712	2,012,574
Other interest and bank charges	2,640	1,898	30,277
Reporting and investor relations	37,467	10,825	152,106
Research	28,268	21,368	633,947
Transfer agent fees and mailing	10,236	2,251	101,585
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875

Total General and Administrative Expenses	(1,699,141)	(1,173,584)	(25,553,580)

Interest and other income	6,425	256	99,215

Cumulative effect of accounting change	-	-	(153,226)

Other comprehensive income

Gain (loss) on foreign exchange	22,457	(47,459)	165,530

Loss and comprehensive loss for the period	$(1,670,259)	$(1,220,787)	$(25,442,061)

Net loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average number of
common shares outstanding	412,932,891	240,988,392

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended February 28, 2006 and February 28, 2005
(Stated in United States Dollars)

			Period Since
			Recommencement
	Three Months Ended February 28		Of Exploration Stage
	2006	2005	December 1, 2001
	(Unaudited)	(Unaudited)	to February 28, 2006
Cash Flows used in Operating Activities
Net loss for the period	$(1,670,259)	$(1,220,787)	$(25,442,061)
Adjustments to reconcile loss to net cash provided
by (used in) operating activities:
Cumulative effect of accounting change	-	-	153,226
Depreciation, accretion and impairment	54,493	58,050	1,798,153
Stock based compensation	-	-	2,252,950
Stock issued for debenture	-	-	217,687
Non-cash consulting expense	-	282,900	862,040
Non-cash financing expense	-	252,003	252,003
Interest accrued	-	-	486,370
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in non-cash operating working capital:
Amounts receivable	(8,104)	(532)	(11,823)
Gold inventory	(2,346)	20,615	(19,122)
Prepaid expense	-	122,000	-
Exploration and development advances	-	98,373	-
Share subscriptions issued	145,500	(70,000)	315,000
Accounts payable and accrued liabilities	(7,047)	4,587	(210,382)
Increase in mineral claims royalty payable	-	-	83,500

Net cash used in Operating Activities	(1,487,763)	(452,791)	(17,817,055)

Cash Flows used in Investing Activities
Purchase of property, plant and equipment	-	(480)	(1,334,705)
Disposal of property, plant and equipment	-	-	152,252

Net cash provided (used) from Investing Activities	-	(480)	(1,182,453)

Cash Flows from Financing Activities
Common stock issued for cash (net of share issue cost)	2,449,770	499,313	21,057,573
Repayment of convertible debentures	-	-	(38,347)
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligations	(104,261)	(19,266)	(513,719)
Due to related party	163,593	-	(57,435)

Net cash provided from Financing Activities	2,509,102	480,047	20,412,343

Increase (decrease) in cash and cash equivalents	1,021,339	26,776	1,412,835

Cash and cash equivalents, beginning of period	408,589	12,828	17,093

Cash at end of the period	$1,429,928	$39,604	$1,429,928

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Three months ended February 28, 2006 and February 28, 2005

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

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2006, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the three month periods ended February 28, 2006, and February 28, 2005, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended November 30, 2005.

2.	Going concern:

At February 28, 2006, the Company had an accumulated deficit of $74,290,753 and a working capital deficiency of $192,376. The latter financial condition raises doubt regarding the Company’s ability to continue as a going concern in the exploration stage.

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

The Company plans to continue to raise capital through private placements and warrant issues. It is exploring other business opportunities including the development of Low-Rank Coal-Water Fuel as a replacement fuel for oil fired industrial boilers and utility generators.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Three months ended February 28, 2006 and February 28, 2005

3.	Related party transactions:

The Company had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively “Tri-Con”), all of which are controlled by a director of ours.

Tri-Con are operations and exploration contractors, and have been employed by the Company under contract since 1972 to carry out all of its fieldwork and to provide administrative and management services. Under our current contract dated January 1, 1997 work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. There is no mark up on capital purchases. At February 28, 2006, we owe $233,875 to Tri-Con for exploration and administration services to be performed during the current fiscal year on behalf of the Company. Tri-Con‘s services for the current fiscal year are focusing mainly on our Low-Rank Coal-Water Fuel program as well as corporate planning and preparation for year round production on our Nolan property and administration services at both our field and corporate offices.

The aggregate amounts paid to Tri-Con each period by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by Tri-Con personnel working on our projects, and including interest charged on outstanding balance at Tri-Con’s borrowing costs are shown below:

	February 28,	February 28,
	2006	2005

Exploration services	$544,005	$180,744
Administrative and management services	250,479	174,274
Research	28,268	21,368
	$822,752	$376,386

Amount of total charges in excess of Tri-Con’s costs incurred	$140,740	$37,641

Excess amount charged as a percentage of actual costs incurred	14.6%	11.1%

4.	Loss per share:

Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Three months ended February 28, 2006 and February 28, 2005

5.	Supplementary cash flow information:

Supplemental non-cash investing and financing activities:

	February 28,	February 28,
	2006	2005

Issuance of shares for:
Financing activities	$-	$252,003
Consulting services	-	282,900

6.	Debentures:

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. We issued replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001.

(a)

As of November 30, 2004 the replacement debentures have been repaid in full. Remaining debentures of $140,000, plus accrued interest of $90,027 are in default, however, it is unclear whether they will be exchanged for replacement debentures as the Company has been unsuccessful in its extensive attempts to locate the holders.

(b)

In February 1999 we issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and was due February 28, 2003. However, subsequent to February 29, 2003, we began re-payment of the $75,000 debenture and the balance as at February 28, 2006 is $36,652.

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
(Stated in United States Dollars)

Three months ended February 28, 2006 and February 28, 2005

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

During the year ended November 30, 2004, the Company entered into an agreement to combine the two lease agreements. The new agreement required payment upon signing of $50,000 (paid), and monthly payments of $25,000 for the balance of principal plus interest at a rate of 7.5% per annum.

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which are estimated to be 10 years. Amortization on assets under capital leases charged to expense during the period ended February 28, 2006 was $44,964 (2005: $49,752).

Minimum future lease payments under capital leases as of February 28, 2006 and 2005

	2006	2005

February 28, 2005	$-	$537,356
February 28, 2006	508,169	419,370
February 28, 2007	152,216	-

Total minimum lease payments	660,385	956,726
Less: interest	(40,824)	(58,510)

	619,561	898,216
Less: current portion	(470,726)	(485,014)

Long-term portion	$148,835	$413,202

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Three months ended February 28, 2006 and February 28, 2005

8.	Common shares:

During the period ending February 28, 2006 the Company had the following common shares transactions:

	No. of Shares	Price per Share	Proceeds
Warrants exercised	1,400,000	$0.0225	$31,500
Private placement	85,806,201	0.0250	2,145,145
Private placement	4,285,715	0.0280	120,000
Private placement	7,353,334	0.0300	220,600
Private placement	4,776,924	0.0325	155,250
Private placement	428,573	0.0350	15,000
Private placement	1,914,475	0.0380	72,750
Private placement	788,782	0.1140	90,000
Share issuance costs	-	-	(400,475)
Total	106,754,004		$2,449,770

9.	Subsequent events:

Subsequent to February 28, 2006, the Company:

	(a)	issued an aggregate of 1,250,000 common shares at $0.08 per share totaling $100,000 pursuant to a private placement;

	(b)	issued an aggregate of 61,250,000 common shares at $0.06 per share totaling $3,675,000 pursuant to private placements.

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

OVERVIEW

We are engaged in the acquisition and exploration of mineral properties in the State of Alaska. Precious metals, primarily gold, are our main interest. We have more than 30 years of experience in all aspects of the gold mining industry, from grass-roots exploration, to state of the art mining and processing technologies, for both placer and lode gold deposits. Our primary focus is presently on the exploration of our Nolan Gold Project, located 175 miles north of Fairbanks, Alaska. Our plan of operations is to continue with exploration activities at the Nolan Gold Project. These plans include exploration for both placer gold deposits and lode gold deposits at the Nolan Gold Project. Our exploration activities include lode drilling and trenching, geochemical and geophysical surveys, placer drilling, and bulk placer test mining work that we carry out as part of our exploration programs.

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

PLAN OF OPERATIONS

Our plan of operation for the next twelve months is discussed below:

The Nolan Gold Project

We plan to conduct further exploration at the Nolan Placer and Nolan Lode properties within the Nolan Gold Project. Our planned geological exploration program is described in detail in the section of our Annual Report on Form 10-KSB for the year ended November 30, 2005 entitled Description of Properties – Nolan Gold Project. The objective of this geological exploration program is to further define both placer and lode gold occurrences in order to provide a basis for future exploration activities, including test mining activities, at the Nolan Gold Project. Our lode exploration work is intended to increase our geologic knowledge on the Solomon Shear Trend.

We plan to spend approximately $1.3 million in the next nine months in carrying out our exploration activities for the Nolan Gold Project, subject to our raising additional financing. Of this amount, we anticipate approximately $700,000 will be spent on test mining activities, with the balance of $600,000 being spent on other exploration activities, including the phase one drilling program on the Mary’s Bench East deposit and continued exploration for lode gold occurrences along the Solomon Shear Trend. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking sufficient financing to enable us to proceed with these plans and will require additional financing within the next three months in order to proceed with our exploration plans, including winter test mining and gravel processing for gold recovery during the summer of 2006. While the costs of exploration and test mining may be off-set by recoveries from sales of gold that we may achieve these recoveries may not exceed the costs of our exploration programs including our test mining activities. See the discussion of our cash resources and working capital under Liquidity and Financial Condition below and in the section entitled Risk Factors below.

During the past three months we have developed a stockpile of gravel by driving a tunnel into a gold bearing placer deposit known as the Swede Channel. The tunnel is 12 feet high by 12 feet wide and is advanced 900 feet into the channel.

The Channel is an ancient intra-glacial erosional feature created by cyclical advances and retreats of nearby glaciers. Glacial gouging of the valley has left the Swede Channel perched some 400 feet above the present level of Nolan Creek Valley.

Our work to date has confirmed the presence of gold at the gravel to bedrock interface, and we will continue to define the dimensions and distribution of gold as we drive the tunnel further into the hillside. As the tunnel is in permafrost, it requires minimal support other than at the portal. Since it must be ventilated, it can only be worked during the coldest time of the year, about November through March to preserve the integrity of the permafrost. We have stockpiled the gold bearing gravel for processing this summer.

Our plan is for the following operations to be carried out over the remainder of the fiscal year.

1.	Continue bulk extraction of the Channel gravels until spring, and then seal all openings to the frozen deposit until fall “freeze-up” temperatures.
2.	Retro-fit and upgrade our sluicing plant to maximize the efficiency of processing and extracting gold from the stockpile.
3.	Install necessary ponds, pipelines, pumps, etc., needed to facilitate the closed circuit, gravity concentration sluicing operations to be carried out this summer.
4.	Stabilize any surface disturbances to prevent or minimize surface degradation.
5.	Once the stockpile is sufficiently thawed, proceed with gravity processing of the stockpile. Those operations are expected to be completed by late July 2006.
6.	Initiate a placer drilling program aimed at further development of the Swede Channel and to prospect other areas of the property.
7.	Continue reclamation of prior surface disturbances at the Nolan project.
8.	Once “freeze-up” has occurred in the fall, re-open the Swede Channel. This work will proceed to stockpile all gold bearing gravel remaining in the Swede Channel to be washed during the summer of 2007.
9.	Initiate a new phase of exploration on the “Solomon Shear”. This will be a lode gold exploration program.

This plan will continue to be modified as new information becomes available.

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

Low-Rank Coal-Water Fuel Project

We anticipate spending approximately $240,000 during the remaining fiscal year on our work to seek funding from government and private sources in connection with establishment of the demonstration facility at the Grant Mill. There is no assurance that any financing will be obtained from either government or private sources to fund this project.

RESULTS OF OPERATIONS

Three months ended February 28, 2006 compared to the three months ended February 28, 2005.

Revenues

We did not earn revenues during the three months ended February 28, 2006 or February 28, 2005 as commercial production of gold from the Nolan Gold Project was not achieved during either of these periods. Under our accounting policies, any sales of gold recovered as a result of our exploration activities that may be realized will be treated as sales received incidental to exploration activities on the Nolan Gold Project until such time as we have reached commercial levels of gold production from the Nolan Gold Project.

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

Expenses

Our expenses increased to $1,699,141 for the three months ended February 28, 2006 compared to $1,173,584 for the three months ended February 28, 2005, representing an increase of $525,557 or 45%. The overall increase in expenses was primarily attributable to increases in exploration, management services and office expenses during the three months ended February 28, 2006 to facilitate exploration on our Nolan Gold Project. Increases on these expenditures were, in –part, off-set by a decrease in consulting fees.

Increased exploration activity on our mineral properties resulted in an increase of our general exploration expenses to $855,943 for the three months ended February 28, 2006 compared to $156,252 for the three months ended February 28, 2005. The increase in exploration expenses during the first three months of our current fiscal year was attributable to increased exploration activities at the Nolan Gold Project compared to 2005. These exploration activities included bulk sampling and exploration activities on the Swede Channel section of the Nolan Gold Project. We anticipate that our exploration expenses will increase when we continue the test mining program aimed at further development of the Swede Channel and to prospect other areas of the property.

Research activities attributable to the low-rank coal-water fuel technology increased to $28,268 for the three months ended February 28, 2006 compared to $21,368 for the three months ended February 28, 2005. Our research activities are primarily in connection with the pursuit of government and private funding for the development of the low-rank coal-water fuel technology and include the compensation of Dr. Warrack Willson.

Office expenses increased to $225,630 for the three months ended February 28, 2006 compared to $105,712 for the three months ended February 28, 2005, representing an increase of $119,918 or 113%. The increase during the first three months of our current fiscal year reflects an increase in our general office operating costs and activity in our offices in Fairbanks, Alaska due to exploration activities on the Nolan Gold Project.

Management services expenses increased to $240,162 for the three months ended February 28, 2006 compared to $151,343 for the three months ended February 28, 2005, representing an increase of $88,819 or 59%. The increase in management services reflects our increased exploration activity during the first three months of 2006 compared to the first three months of 2005. Consulting fees decreased to $52,000 for the three months ended February 28, 2006 compared to $265,537 for the three months ended February 28, 2005, representing a decrease of $213,537 or 80%. The decrease in consulting fees is attributable to fewer consulting services

Loss

Our loss and comprehensive loss increased to $1,670,259 for the three months ended February 28, 2006 compared to $1,220,787 for the three months ended February 28, 2005 representing an increase of $449,472 or 37%. The increase in our loss was primarily attributable to increased exploration, management services and office expenses during the three months ended February 28, 2006. We anticipate that we will continue to incur a loss until such time as we can achieve commercial production from the Nolan Gold Project, of which there is no assurance.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

The Company had cash and cash equivalents of $1,429,928 as of February 28, 2006, compared to cash of $408,589 as of November 30, 2005. We had a working capital deficiency of $192,376 as of February 28, 2006, compared to a working capital deficiency of $855,147 as of November 30, 2005. The decrease in our working capital deficiency was primarily the result of increased funding through equity sales of our common shares during the three months ended February 28, 2006.

We will require additional financing during the current fiscal year due to our current working capital deficiency, our plan of operations for the Nolan Gold Project, our planned exploration activities and our plan to continue to pursue financing through U.S. and state government programs and initiatives and through private sources. We plan to spend approximately $1.3 million in the next nine months in carrying out our exploration activities for the Nolan Gold Project subject to our raising additional financing. Of this amount, we anticipate approximately $700,000 will be spent on test mining activities, with the balance of $600,000 being spent on other exploration activities, including the phase one drilling program on the Mary’s Bench East deposit and continued exploration for lode gold occurrences along the Solomon Shear Trend. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking sufficient financing to enable us to proceed with these plans and will require additional financing within the next three months in order to proceed with our exploration plans, including winter test mining and gravel processing for gold recovery during the summer of 2006. While the costs of exploration and test mining may be off-set by recoveries from sales of gold that we may achieve these recoveries may not exceed the costs of our exploration programs including our test mining activities. There is no assurance that we will be able to raise the necessary financing. See Risk Factors.

Cash Used in Operating Activities

Cash used in operating activities increased to $1,487,763 for the three months ended February 28, 2006, compared to $452,791 for the three months ended February 28, 2005, primarily as a result of our increased exploration activity on the Nolan Gold Project. We funded the cash used in operating activities predominantly through equity sales of our common shares.

Investing Activities

Cash provided by investing activities decreased to $nil during the three months ended February 28, 2006 compared to cash used in investing activities of $480 during the three months ended February 28, 2005. The Company did not purchase equipment during the three months ended February 28, 2006.

Financing Activities

Cash provided by financing activities increased to $2,509,102 for the three months ended February 28, 2006, compared to $480,047 for the three months ended February 28, 2005. Cash provided by financing activities was primarily attributable to share issuances. Cash provided by financing activities was used to fund our operating and investing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of our common shares as of the date of the financing.

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

On February 14, 2003, we entered into a three-year lease agreement whereby we would purchase mining equipment valued at $250,170. The agreement required a payment on signing of $105,000 (paid), $25,000 on or before December 4, 2003 and 24 equal payments for the balance of the purchase price plus interest at a rate of 12% per annum.

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

During the year ended November 30, 2004, the Company entered into an agreement to combine the two lease agreements. The new agreement required payment upon signing of $50,000 (paid), and monthly payments of $25,000 for the balance of principal plus interest at a rate of 7.5% per annum.

As at February 28, 2006, the total amount outstanding under the revised lease purchase agreements was $619,561, including interest of $40,824. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment. We are required to complete future lease payments of $470,726 during the 2006 fiscal year and $148,835 during the 2007 fiscal year.

Tri-Con

We owe $233,875 to Tri-Con as of February 28, 2006 in connection with planned exploration activities to be carried out on the Nolan Gold Project during fiscal 2006. These activities will be carried out by Tri-Con on behalf of the Company in accordance with our operating agreements with Tri-Con. See Item 12 -- Certain Relationships and Related Transactions of our Annual Report on Form 10-KSB for the year ended November 30, 2005 for further disclosure regarding our operating agreements with the Tri-Con.

Debt

The amount of our convertible debt outstanding was $176,652 as of February 28, 2006. This entire amount is current. Included in this amount is a convertible debenture in the amount of $140,000 which is in default and has accrued interest of $90,027. It is unclear as to whether this amount will ever be converted into common shares as we have been unsuccessful in our extensive attempts to locate the holders of these debentures.

There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

As of November 30, 2004, we had repaid in full all previously outstanding convertible debentures that we had renegotiated as of March 1, 2001.

Mineral Properties

As of February 28, 2006, we were in arrears of required mineral property claims and option payments of $400,000 in respect of our Hammond Property and therefore the rights to the property were adversely affected. However, we are currently in the process of re-negotiating the terms and conditions of the Agreement with the property owner. The property owner has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit. There is however no assurance that we will be able to re-negotiate this agreement.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

Mineral claim payments and exploration costs

We expense all costs related to the acquisition, maintenance and exploration of mineral claims in which we have secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of our exploration prospects; therefore, all costs are being expensed.

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

ITEM 3.                CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Exchange Act. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, our Chief Executive Officer and Chief Financial Officer concluded that:

(i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

(1)

While management believes that our disclosure controls and procedures and our internal control over financial reporting are effective, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected

PART II

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings nor are aware of any contemplated proceedings by a governmental agency.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any unregistered securities other than those previously reported on a Current Report on Form 8-K and filed with the Securities and Exchange Commission.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

We are currently in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $78,827. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of the Company (1)
3.2	Amendment to Articles of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of the Company (8)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)

10.12	2003 Stock Option Plan (7)
10.13	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (9)
10.14	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (9)
10.15	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (9)
10.16	Consultant Agreement between the Company and Smith Canciglia Consulting, Inc. dated May 16, 2004 (9)
10.17	Form of Delay Agreement between the Company and certain of the Selling Shareholders.(9)
10.18	2004 Stock Option Plan (10)
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Schedule 14A Proxy Statement filed April 29, 2003.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004;
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: April 13, 2006

/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial Officer
(Principal Financial and Accounting Officer)