Form 10QSB
period 2006-05-31
SILVERADO GOLD MINES LTD
filed 2006-07-14
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2006

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

Number of shares outstanding as of June 30, 2006: 594,322,333 common shares.

Transitional Small Business Disclosure Format:  Yes [           ]      No [ x ]

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2006 and November 30, 2005
(Stated in United States Dollars)

ASSETS	2006	2005
	(Unaudited)
Current
Cash and cash equivalents	$6,066,499	$408,589
Gold inventory	35,065	27,916
Amounts receivable	16,622	6,594

	6,118,186	443,099
Property, plant and equipment	1,193,436	1,285,553

	$7,311,622	$1,728,652

LIABILITIES
Current
Accounts payable and accrued liabilities	$400,972	$393,058
Mineral claims royalty payable	350,000	400,000
Payable to related companies	142,350	70,282
Convertible debentures, current portion	140,000	176,652
Capital lease obligation, current portion	380,246	258,254

	1,413,568	1,298,246
Asset retirement obligation	552,940	539,453
Capital lease obligations	159,948	463,895

	2,126,456	2,301,594

SHAREHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized: unlimited common shares with no par value
Issued and outstanding:
565,951,613 common shares (2005: 355,054,275)	80,132,048	71,526,738
Additional capital stock options	466,314	466,314
Shares to be issued	767,000	54,500
Accumulated deficit during exploration	(76,180,196)	(72,620,494)

	5,185,166	(572,942)

	$7,311,622	$1,728,652

See accompanying notes to financial statement

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS & OTHER COMPREHENSIVE INCOME
for the six months ended May 31, 2006 and May 31, 2005
(Stated in United States Dollars)

					Period Since
					Recommencement
					Of Exploration Stage
	Three months ended May 31		Six months ended May 31		December 1, 2001
	2006	2005	2006	2005	To
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	May 31, 2006

General and Administrative Expenses
Accounting and audit	$56,943	$29,700	$71,766	$52,300	$245,780
Advertising and promotion	53,422	39,912	182,702	137,038	1,660,223
Consulting fees	560,777	58,624	612,777	324,161	4,996,007
Depreciation, accretion and impairment	55,168	45,784	109,661	103,834	1,853,321
Exploration expenses	476,519	143,345	1,332,465	299,597	9,959,821
Financing activities	-	-	-	252,003	252,003
Interest on convertible debentures	2,342	3,716	5,600	6,516	679,007
Interest on capital lease obligations	11,113	21,184	24,005	26,918	281,594
Legal	153,417	38,236	185,462	58,321	456,950
Management services	242,608	137,268	482,770	288,611	2,405,289
Office	258,469	122,547	484,099	228,259	2,271,043
Other interest and bank charges	2,943	1,134	5,583	3,032	33,220
Reporting and investor relations	31,015	5,498	68,482	16,323	183,121
Research	37,649	43,531	65,917	64,899	671,596
Transfer agent fees and mailing	9,365	10,013	19,601	12,264	110,950
Write-off of mineral claim expenditures	-	-	-	-	1,159,529
Write-down of property, plant and equipment	-	-	-	-	285,875

Total General and Administrative Expenses	(1,951,750)	(700,492)	(3,650,890)	(1,874,076)	(27,505,329)

Interest and other income	10,149	508	16,574	764	109,364

Cumulative effect of accounting change	-	-	-	-	(153,226)

Other comprehensive income

Gain (loss) on foreign exchange	52,157	(20,148)	74,614	(67,607)	217,687

Loss and comprehensive loss for the period	$(1,889,444)	$(720,132)	$(3,559,702)	$(1,940,919)	$(27,331,504)

Net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and diluted weighted average number of
common shares outstanding	524,032,265	268,630,739	469,403,291	246,662,210

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended May 31, 2006 and May 31, 2005
(Stated in United States Dollars)

			Period Since
			Recommencement
	Six Months Ended May 31		Of Exploration Stage
	2006	2005	December 1, 2001
	(Unaudited)	(Unaudited)	to May 31, 2006
Cash Flows used in Operating Activities
Net loss for the period	$(3,559,702)	$(1,940,919)	$(27,331,504)
Adjustments to reconcile loss to net cash provided
by (used in) operating activities:
Cumulative effect of accounting change	-	-	153,226
Depreciation, accretion and impairment	109,661	141,143	1,853,321
Stock based compensation	-	-	2,252,950
Stock issued for debenture	-	-	217,687
Non-cash consulting expense	559,000	284,900	1,421,040
Non-cash financing expense	-	252,003	252,003
Interest accrued	-	-	486,370
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in non-cash operating working capital:
Amounts receivable	(10,028)	(1,770)	(13,747)
Gold inventory	(7,149)	22,427	(23,925)
Prepaid expense	-	122,000	-
Exploration and development advances	-	74,710	-
Share subscriptions issued	712,500	(5,000)	882,000
Accounts payable and accrued liabilities	7,914	105,403	(195,421)
Increase in mineral claims royalty payable	(50,000)	-	33,500

Net cash used in Operating Activities	(2,237,804)	(935,106)	(18,567,096)

Cash Flows used in Investing Activities
Purchase of property, plant and equipment	(3,668)	(480)	(1,338,373)
Disposal of property, plant and equipment	-	148,000	152,252

Net cash provided (used) from Investing Activities	(3,668)	147,520	(1,186,121)

Cash Flows from Financing Activities
Common stock issued for cash (net of share issue cost)	8,046,310	968,998	26,654,113
Repayment of convertible debentures	(37,041)	-	(75,388)
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligations	(181,955)	(118,882)	(591,413)
Due to related party	72,068	-	(148,960)

Net cash provided from Financing Activities	7,899,382	850,116	25,802,623

Increase (decrease) in cash and cash equivalents	5,657,910	62,531	6,049,406

Cash and cash equivalents, beginning of period	408,589	12,828	17,093

Cash at end of the period	$6,066,499	$75,358	$6,066,499

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Six months ended May 31, 2006 and May 31, 2005

1.	Basis of presentation:

The unaudited consolidated financial statements include the accounts of Silverado Gold Mines Ltd. and its wholly-owned subsidiary Silverado Gold Mines Inc. (formerly Silverado Green Fuel Inc. as of May 17, 2006). These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. These financial statements also comply, in all material respects, with generally accepted accounting principles in the United States.

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2006, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the six month periods ended May 31, 2006, and May 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

Tri-Con are operations and exploration contractors, and has been employed by the Company under contract since 1972 to carry out all of its fieldwork and to provide administrative and management services. Under our current contract dated January 1, 1997 work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. There is no mark up on capital purchases. At May 31, 2006, we owe $142,350 to Tri-Con for exploration and administration services to be performed during the current fiscal year on behalf of the Company. Tri-Con‘s services for the current fiscal year are focusing mainly on our Low-Rank Coal-Water Fuel program as well as corporate planning and preparation for year round production on our Nolan property and administration services at both our field and corporate offices.

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Six months ended May 31, 2006 and May 31, 2005

2.	Related party transactions (continued):

	May 31,	May 31,
	2006	2005

Exploration services	$1,230,955	$254,773
Administrative and management services	511,880	365,521
Research	65,917	64,899
	$1,808,752	$685,193

Amount of total charges in excess of Tri-Con’s costs incurred	$256,280	$66,572

Excess amount charged as a percentage of actual costs incurred	14.2%	9.7%

3.	Loss per share:

Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.

4.	Supplementary cash flow information:

Supplemental non-cash investing and financing activities:

	May 31,	May 31,
	2006	2005

Sale of fixed assets under capital lease	$-	$95,000
Issuance of shares for:
Financing activities	-	252,003
Consulting services	559,000	284,900
Capital lease obligation	-	(95,000)

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Six months ended May 31, 2006 and May 31, 2005

5.	Debentures:

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. We issued replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001.

(a)

As of November 30, 2004 the replacement debentures have been repaid in full. Remaining debentures of $140,000, plus accrued interest of $92,827 are in default, however, it is unclear whether they will be exchanged for replacement debentures as the Company has been unsuccessful in its extensive attempts to locate the holders.

(b)

In February 1999 we issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and was due May 31, 2003. However, subsequent to February 29, 2003, we began re-payment of the $75,000 debenture and the balance as at May 31, 2006 is $0.

6.	Lease purchase agreement:

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which are estimated to be 10 years. Amortization on assets under capital leases charged to expense during the period ended May 31, 2006 was $89,929 (2005: $50,316).

Minimum future lease payments under capital leases as of May 31, 2006 and 2005

	2006	2005

November 30, 2005	$-	$391,556
November 30, 2006	301,694	492,472
November 30, 2007	262,505	-

Total minimum lease payments	564,199	884,028
Less: interest	(24,005)	(85,428)

	540,194	798,600
Less: current portion	(380,246)	(364,214)

Long-term portion	$159,948	$434,386

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Six months ended May 31, 2006 and May 31, 2005

7.	Common shares:

During the period ending May 31, 2006 the Company had the following common shares transactions:

Date	Description	No. of shares	Price per share	Proceeds
November 31, 2005	Balance forward	355,054,275	$-	$71,526,738
December 1, 2005	Private Placement	166,667	0.0300	5,000
December 1, 2005	Private Placement	142,858	0.0300	5,000
December 2, 2005	Warrants	1,400,000	0.0225	31,500
December 6, 2005	Private Placement	285,715	0.0350	10,000
December 8, 2005	Private Placement	100,000	0.0300	3,000
December 8, 2005	Private Placement	4,285,715	0.0280	120,000
December 19, 2005	Private Placement	3,076,924	0.0325	100,000
December 19, 2005	Private Placement	516,667	0.0300	15,500
January 10, 2006	Private Placement	700,000	0.0325	22,750
January 13, 2006	Private Placement	85,806,201	0.0250	2,145,145
January 16, 2006	Private Placement	2,500,000	0.0300	75,000
January 17, 2006	Private Placement	300,000	0.0325	9,750
January 20, 2006	Private Placement	1,914,475	0.0380	72,750
January 20, 2006	Private Placement	700,000	0.0325	22,750
January 24, 2006	Private Placement	4,070,000	0.0300	122,100
February 8, 2006	Private Placement	788,782	0.1140	90,000
March 3, 2006	Private Placement	1,250,000	0.0800	100,000
March 8, 2006	Private Placement	6,666,666	0.0300	200,000
March 29, 2006	Private Placement	16,666,668	0.0600	1,000,000
March 31, 2006	Private Placement	27,666,666	0.0600	1,660,000
March 31, 2006	Consulting	500,000	0.1300	65,000
April 4, 2006	Private Placement	16,916,666	0.0600	1,015,000
April 7, 2006	Private Placement	10,376,667	0.0600	622,600
April 15, 2006	Consulting	3,600,000	0.1300	468,000
April 18, 2006	Consulting	200,000	0.1300	26,000
April 25, 2006	Private Placement	9,900,001	0.0700	693,000
April 25, 2006	Private Placement	2,000,000	0.0800	160,000

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Six months ended May 31, 2006 and May 31, 2005

7.	Common shares (continued):

Date	Description	No. of Shares	Price per share	Proceeds

May 1, 2006	Private Placement	2,400,000	0.0800	192,000
May 16, 2006	Private Placement	4,000,000	0.1000	400,000
May 18, 2006	Private Placement	2,000,000	0.0400	80,000
	Share issuance costs	-	-	(926,535)
May 31, 2006		565,951,613	$-	$80,132,048

8.	Subsequent events:

Subsequent to May 31, 2006, the Company issued an aggregate of 200,000 common shares at $0.13 per share totaling $26,000 pursuant to a consulting agreement.

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

PLAN OF OPERATIONS

Our plan of operation for the next six months is discussed below:

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

We plan to spend approximately $1.2 million in the next six months in carrying out our exploration and bulk sampling activities at the Nolan Gold Project. Of this amount, we anticipate approximately $450,000 will be spent on test mining activities and reclamation work, with the balance of $750,000 being spent on other exploration activities, including phase one and phase two drilling programs on Mary’s Bench East, Swede Channel, Pingel Bench, and Slisco Bench placer gold targets and continued exploration for lode gold occurrences along the Solomon Shear Trend. While the costs of exploration and test mining may be off-set by recoveries from sales of gold that we may achieve, these recoveries may not exceed the costs of our exploration programs including our test mining activities. See the discussion of our cash resources and working capital under Liquidity and Financial Condition below and in the section entitled Risk Factors below.

During the past six months we have developed a stockpile of gold bearing gravel by driving a tunnel into a placer deposit known as the Swede Channel. The volume of the gravel stockpile is estimated at approximately 8,500 loose cubic yards, and will be processed by gravity sluicing beginning in late June through mid-July of 2006 to remove placer gold nuggets and fine gold from the gravel. The portal to the Swede Channel was sealed during late April, and will be re-opened after the freeze-up which usually occurs during late September or October. Since the tunnel is in permafrost, it requires minimal support other than at the portal. Since it must be ventilated, it can only be worked during the coldest time of the year, about October through March to preserve the integrity of the permafrost. Bulk extraction of the Swede Channel gravels will then continue. During the time since the portal was sealed, we have been focused on reclamation work, consisting of cleaning up and removing scrap material from the property, retro-fitting of the sluicing plant, and outlining our planned exploration programs. Once the sluicing phase is completed, efforts will be directed to the exploration programs, further reclamation and clean-up, and equipment maintenance and preparation for the winter underground project.

Beginning in April of 2006, we have staked an additional 237 federal lode claims to bring our total lode claims holdings in the Nolan-Hammond area to 342, encompassing 11.04 square miles. We also purchased six federal unpatented placer claims and staked an additional 7 placer claims to bring our total placer claims holdings in the Nolan-Hammond area to 218, covering about 6.81 square miles.

Our plan is for the following operations to be carried out over the remainder of the fiscal year.

1.	Retro-fit and upgrade our sluicing plant to maximize the efficiency of processing and extracting gold from the stockpile.

2.	Install necessary ponds, pipelines, pumps, etc., needed to facilitate the closed circuit, gravity concentration sluicing operations to be carried out this summer.

3.	Stabilize any surface disturbances to prevent or minimize surface degradation.

4.	Once the stockpile is sufficiently thawed, proceed with gravity processing of the stockpile. Those operations are expected to be completed by mid July 2006.

5.	Initiate a placer drilling program aimed at further development of the Swede Channel and to prospect other areas of the property, including the Slisco Bench.

6.	Continue reclamation of prior surface disturbances at the Nolan project.

7.

Once “freeze-up” has occurred in the fall, re-open the Swede Channel. This work will proceed to stockpile all gold bearing gravel remaining in the Swede Channel to be washed for gold recovery during the summer of 2007.

8.	Initiate a new phase of exploration on the “Solomon Shear”. This will be a lode gold exploration program.

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

Low-Rank Coal-Water Fuel Project

We anticipate spending approximately $180,000 during the remaining fiscal year on our work to seek funding from government and private sources in connection with establishment of the demonstration facility at the Grant Mill. There is no assurance that any financing will be obtained from either government or private sources to fund this project.

RESULTS OF OPERATIONS

Six months ended May 31, 2006 compared to the six months ended May 31, 2005.

Revenues

We did not earn revenues during the six months ended May 31, 2006 or May 31, 2005 as commercial production of gold from the Nolan Gold Project was not achieved during either of these periods. Under our accounting policies, any sales of gold recovered as a result of our exploration activities that may be realized will be treated as sales received incidental to exploration activities on the Nolan Gold Project until such time as we have reached commercial levels of gold production from the Nolan Gold Project.

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

Expenses

Our expenses increased to $3,650,890 for the six months ended May 31, 2006 compared to $1,874,076 for the six months ended May 31, 2005, representing an increase of $1,776,814 or 95%. Our expenses increased to $1,951,750 for the three months ended May 31, 2006 compared to $700,492 for the three months ended May 31, 2005, representing an increase of $1,251,258 or 179%. The increase in expenses was primarily attributable to increases in exploration, management services and office expenses during the period ended May 31, 2006 to facilitate exploration on our Nolan Gold Project.

Increased exploration activity on our mineral properties resulted in an increase of our general exploration expenses to $1,332,465 for the six months ended May 31, 2006 compared to $299,597 for the six months ended May 31, 2005. General exploration expenses increased to $476,519 for the three months ended May 31, 2006 compared to $143,345 for the three months ended May 31, 2005. The increase in exploration expenses during the six months of our current fiscal year was attributable to increased exploration activities at the Nolan Gold Project compared to 2005. These exploration activities included bulk sampling and exploration activities on the Swede Channel section of the Nolan Gold Project. We anticipate that our exploration expenses will increase when we continue the test mining program aimed at further development of the Swede Channel and to prospect other areas of the property.

Office expenses increased to $484,099 for the six months ended May 31, 2006 compared to $228,259 for the six months ended May 31, 2005, representing an increase of $258,979 or 112%. Office expenses increased to $258,469 for the three months ended May 31, 2006 compared to $122,547 for the three months ended May 31, 2005, representing an increase of $135,922 or 111%. The increase during the period ending May 31, 2006 reflects an increase in our general office operating costs at our offices in Fairbanks, Alaska due to exploration activities on the Nolan Gold Project.

Management services expenses increased to $482,770 for the six months ended May 31, 2006 compared to $288,611 for the six months ended May 31, 2005, representing an increase of $194,159 or 67%. Management services expenses increase to $242,608 for the three months ended May 31, 2006 compared to $137,268 for the three months ended May 31, 2005 representing an increase of $105,340 or 77%. The increase in management services is a result of increased exploration activity during the period ending May 31, 2006 compared to the period ending May 31, 2005.

Consulting fees increased to $612,777 for the six months ended May 31, 2006 compared to $324,161 for the six months ended May 31, 2005, representing an increase of $288,616 or 89%. Consulting fees increased to $560,777 for the three months ended May 31, 2006 compared to $58,624 for three months ended May 31, 2005, representing an increase of $502,153. The increase is largely attributable to engaging consulting services to facilitate our Low-Rank Coal-Water Fuel Project. Consulting fees are attributable to stock based compensation paid to our consultants during the year. Compensation was recorded based on the quoted market price of our shares as of the date of the agreement.

Loss

Our loss and comprehensive loss increased to $3,559,702 for the six months ended May 31, 2006 compared to $1,940,919 for the six months ended May 31, 2005 representing an increase of $1,618,783 or 83%. The increase in our loss was primarily attributable to increased exploration, management services, consulting and office expenses during the six months ended May 31, 2006. We anticipate that we will continue to incur a loss until such time as we can achieve commercial production from the Nolan Gold Project, of which there is no assurance.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

The Company had cash and cash equivalents of $6,066,499 as of May 31, 2006, compared to cash of $408,589 as of November 30, 2005. We had working capital of $4,704,618 as of May 31, 2006, compared to a working capital deficiency of $855,147 as of November 30, 2005. The increase in our working capital was primarily the result of increased funding through equity sales of our common shares during the six months ended May 31, 2006.

We plan to spend approximately $1.2 million in the next six months in carrying out our exploration and bulk sampling activities at the Nolan Gold Project. Of this amount, we anticipate approximately $450,000 will be spent on test mining activities and reclamation work, with the balance of $ 750,000 being spent on other exploration activities, including phase one and phase two drilling programs on Mary’s Bench East, Swede Channel, Pingel Bench, and Slisco Bench placer gold targets and continued exploration for lode gold occurrences along the Solomon Shear Trend. While the costs of exploration and test mining may be off-set by recoveries from sales of gold that we may achieve, these recoveries may not exceed the costs of our exploration programs including our test mining activities. See Risk Factors.

Cash Used in Operating Activities

Cash used in operating activities increased to $2,237,804 for the six months ended May 31, 2006, compared to $935,106 for the six months ended May 31, 2005, primarily as a result of our increased exploration activity on the Nolan Gold Project. We funded the cash used in operating activities predominantly through equity sales of our common shares.

Investing Activities

Cash paid for investing activities was $3,668 during the six months ended May 31, 2006 compared to cash provided from investing activities of $147,520 during the six months ended May 31, 2005. The Company purchased new computer equipment during the period ending May 31, 2006.

Financing Activities

Cash provided by financing activities increased to $7,899,382 for the six months ended May 31, 2006, compared to $850,116 for the six months ended May 31, 2005. Cash provided by financing activities was primarily attributable to share issuances. Cash provided by financing activities was used to fund our operating and investing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of our common shares as of the date of the financing.

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

As at May 31, 2006, the total amount outstanding under the revised lease purchase agreements was $540,194, including interest of $21,184. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment. We are required to complete future lease payments of $301,694 during fiscal 2006 and $262,505 during fiscal 2007.

Tri-Con

We owe $142,350 to Tri-Con as of May 31, 2006 in connection with planned exploration activities to be carried out on the Nolan Gold Project during fiscal 2006. These activities will be carried out by Tri-Con on behalf of the Company in accordance with our operating agreements with Tri-Con. See Item 12 -- Certain Relationships and Related Transactions of our Annual Report on Form 10-KSB for the year ended November 30, 2005 for further disclosure regarding our operating agreements with the Tri-Con.

Debt

The amount of our convertible debt outstanding was $140,000 as of May 31, 2006. This entire amount is current. This amount consists of a convertible debenture in the amount of $140,000 which is in default and has accrued interest of $92,827. It is unclear as to whether this amount will ever be converted into common shares as we have been unsuccessful in our extensive attempts to locate the holders of these debentures. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

As of November 30, 2004, we had repaid in full all previously outstanding convertible debentures that we had renegotiated as of March 1, 2001.

Mineral Properties

As of May 31, 2006, we were in arrears of required mineral property claims and option payments of $350,000 in respect of our Hammond Property and therefore the rights to the property were adversely affected. However, we are currently in the process of re-negotiating the terms and conditions of the Agreement with the property owner. The property owner has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit. There is however no assurance that we will be able to renegotiate this agreement.

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

CRITICAL ACCOUNTING POLICIES

Exploration Stage Company

The Securities and Exchange Commission’s Securities Act Industry Guide 7 “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” requires that mining companies in the exploration stage should not refer to themselves as development stage companies in their financial statements, even though such companies should comply with Financial Accounting Standards Board Statement No. 7, if applicable. We are an exploration stage company under the SEC’s Guide 7 and accordingly, we have not been referred to as a development stage company in our financial statements. Accumulated results of operations are presented from December 1, 2001, the date we re-entered the exploration stage.

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

We are currently in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $92,827. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

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

DATE: July 14, 2006

/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial Officer
(Principal Financial and Accounting Officer)