Form 10QSB
period 2006-08-31
SILVERADO GOLD MINES LTD
filed 2006-10-16
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2006

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition periodfrom ___ to ____

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Number of shares outstanding as of October 11, 2006: 612,466,192 common shares.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2006 and November 30, 2005
(Stated in United States Dollars)

	2006	2005
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$4,568,891	$408,589
Gold inventory	618,611	27,916
Amounts receivable	11,090	6,594

	5,198,592	443,099
Property, plant and equipment	1,181,574	1,285,553

	$6,380,166	$1,728,652

LIABILITIES
Current
Accounts payable and accrued liabilities	$300,655	$393,058
Mineral claims royalty payable	350,000	400,000
Payable to related companies	244,881	70,282
Convertible debentures, current portion	140,000	176,652
Capital lease obligation, current portion	289,766	258,254

	1,325,302	1,298,246
Asset retirement obligation	514,315	539,453
Capital lease obligations	169,563	463,895

	2,009,180	2,301,594

SHAREHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized: unlimited common shares with no par value
Issued and outstanding:
594,722,333 common shares (2005: 355,054,275)	81,534,348	71,526,738
Additional capital stock options	466,314	466,314
Shares to be issued	-	54,500
Accumulated deficit during exploration	(77,629,676)	(72,620,494)

	4,370,986	(572,942)

	$6,380,166	$1,728,652

See accompanying notes to financial statement

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS & OTHER COMPREHENSIVE INCOME
for the nine months ended August 31, 2006 and August 31, 2005
(Stated in United States Dollars)

					Period Since
					Recommencement
					Of Exploration Stage
	Three months ended August 31		Nine months ended August 31		December 1, 2001
	2006	2005	2006	2005	To
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	August 31, 2006

General and Administrative Expenses
Accounting and audit	$11,287	$22,256	$83,053	$74,556	$257,067
Advertising and promotion	36,038	44,846	218,744	181,884	1,696,261
Consulting fees	175,724	20,085	788,501	344,246	5,171,731
Depreciation, accretion and impairment	57,412	95,709	167,073	199,543	1,910,733
Exploration expenses	767,864	122,476	2,100,326	422,073	10,727,686
Financing activities	-	-	-	252,003	252,003
Interest on convertible debentures	2,800	3,258	8,400	9,774	681,807
Interest on capital lease obligations	9,616	14,657	33,621	41,575	291,210
Legal	5,775	5,396	191,237	63,717	462,725
Management services	263,089	337,711	745,859	626,322	2,668,378
Office	84,949	87,584	569,048	315,843	2,355,992
Other interest and bank charges	2,560	1,719	8,143	4,751	35,780
Reporting and investor relations	96,281	28,282	164,763	44,605	279,402
Research	20,441	26,537	86,358	91,436	692,037
Transfer agent fees and mailing	8,014	6,450	27,615	18,714	118,964
Write-off of mineral claim expenditures	-	-	-	-	1,159,529
Write-down of property, plant and equipment	-	-	-	-	285,875

Total General and Administrative Expenses	(1,541,850)	(816,966)	(5,192,741)	(2,691,042)	(29,047,180)

Interest and other income	91,531	626	108,105	1,390	200,895

Cumulative effect of accounting change	-	-	-	-	(153,226)

Other comprehensive income

Gain (loss) on foreign exchange	840	78,835	75,454	(11,228)	218,527

Loss and comprehensive loss for the period	$(1,449,479)	$(737,505)	$(5,009,182)	$(2,700,880)	$(28,780,984)

Net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average number of
common shares outstanding	570,301,569	292,906,521	506,289,678	266,659,207

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended August 31, 2006 and August 31, 2005
(Stated in United States Dollars)

			Period Since
			Recommencement
	Nine Months Ended August 31		Of Exploration Stage
	2006	2005	December 1, 2001
	(Unaudited)	(Unaudited)	to August 31, 2006
Cash Flows used in Operating Activities
Net loss for the period	$(5,009,182)	$(2,700,880)	$(28,780,984)
Adjustments to reconcile loss to net cash provided
by (used in) operating activities:
Cumulative effect of accounting change	-	-	153,226
Depreciation, accretion and impairment	167,073	199,543	1,910,733
Stock based compensation	-	-	2,252,950
Stock issued for debenture	-	-	217,687
Non-cash consulting expense	663,000	284,900	1,525,040
Non-cash financing expense	-	252,003	252,003
Interest accrued	-	-	486,370
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in non-cash operating working capital:
Amounts receivable	(4,496)	764	(8,215)
Gold inventory	(590,695)	24,384	(607,471)
Prepaid expense	-	122,000	-
Exploration and development advances	-	147,947	-
Share subscriptions issued	(54,500)	(70,000)	115,000
Accounts payable and accrued liabilities	(137,772)	61,011	(341,107)
Decrease in mineral claims royalty payable	(50,000)	-	33,500

Net cash used in Operating Activities	(5,016,572)	(1,678,328)	(21,345,864)

Cash Flows used in Investing Activities
Purchase of property, plant and equipment	(42,864)	(6,101)	(1,377,569)
Disposal of property, plant and equipment	-	153,200	152,252

Net cash provided (used) from Investing Activities	(42,864)	147,099	(1,225,317)

Cash Flows from Financing Activities
Common stock issued for cash (net of share issue cost)	9,344,610	1,822,490	27,952,413
Repayment of convertible debentures	(36,652)	-	(74,999)
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligations	(262,819)	(144,607)	(672,277)
Due to related party	174,599	-	(46,429)

Net cash provided from Financing Activities	9,219,738	1,677,883	27,122,979

Increase (decrease) in cash and cash equivalents	4,160,302	146,654	4,551,798

Cash and cash equivalents, beginning of period	408,589	12,828	17,093

Cash at end of the period	$4,568,891	$159,482	$4,568,891

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Nine months ended August 31, 2006 and August 31, 2005

1.	Basis of presentation:

The unaudited consolidated financial statements include the accounts of Silverado Gold Mines Ltd. and its wholly-owned subsidiary Silverado Gold Mines Inc. and Silverado Green Fuel Inc. (since its inception on August 14, 2006). These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. These financial statements also comply, in all material respects, with generally accepted accounting principles in the United States.

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at August 31, 2006, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the nine month periods ended August 31, 2006, and August 31, 2005, are not necessarily indicative of the results that August be expected for the fiscal year as a whole.

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

Tri-Con are operations and exploration contractors, and has been employed by the Company under contract since 1972 to carry out all of its fieldwork and to provide administrative and management services. Under our current contract dated January 1, 1997 work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. There is no mark up on capital purchases. At August 31, 2006, we owe $244,881 to Tri-Con for exploration and administration services to be performed during the current fiscal year on behalf of the Company. Tri-Con‘s services for the current fiscal year are focusing mainly on our Low-Rank Coal-Water Fuel program as well as corporate planning and preparation for year round production on our Nolan property and administration services at both our field and corporate offices.

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Nine months ended August 31, 2006 and August 31, 2005

2.	Related party transactions (continued):

	August 31,	August 31,
	2006	2005

Exploration services	$2,100,326	$366,591
Administrative and management services	1,140,150	654,711
Research	86,358	91,436
	$3,326,834	$1,112,738

Amount of total charges in excess of Tri-Con’s costs incurred	$504,452	$91,903

Excess amount charged as a percentage of actual costs incurred	15.2%	8.26%

3.	Loss per share:

Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.

4.	Supplementary cash flow information:

Supplemental non-cash investing and financing activities:

	August 31,	August 31,
	2006	2005

Sale of fixed assets under capital lease	$-	$101,500
Issuance of shares for:
Financing activities	-	252,003
Consulting services	663,000	284,900
Capital lease obligation	-	(101,500)

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Nine months ended August 31, 2006 and August 31, 2005

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

(b)

In February 1999 we issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and was due May 31, 2003. However, subsequent to February 29, 2003, we began re-payment of the $75,000 debenture and the balance as at August 31, 2006 is $0.

6.	Lease purchase agreement:

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which are estimated to be 10 years. Amortization on assets under capital leases charged to expense during the period ended August 31, 2006 was $134,893 (2005: $130,974).

Minimum future lease payments under capital leases as of August 31, 2006 and November 30, 2005

	2006	2005

November 30, 2005	$-	$-
November 30, 2006	146,552	778,576
November 30, 2007	346,398	-

Total minimum lease payments	492,950	778,576
Less: interest	(33,621)	(56,427)

	459,329	722,149
Less: current portion	(289,766)	(258,254)

Long-term portion	$169,563	$463,895

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Nine months ended August 31, 2006 and August 31, 2005

7.	Common shares:

During the period ending August 31, 2006 the Company had the following common shares transactions:

Date	Description	No. of shares	Price per share	Proceeds
November 30, 2005	Balance forward	355,054,275	$-	$71,526,738
December 1, 2005	Private Placement	166,667	0.0300	5,000
December 1, 2005	Private Placement	142,858	0.0300	5,000
December 2, 2005	Warrants	1,400,000	0.0225	31,500
December 6, 2005	Private Placement	285,715	0.0350	10,000
December 8, 2005	Private Placement	100,000	0.0300	3,000
December 8, 2005	Private Placement	4,285,715	0.0280	120,000
December 19, 2005	Private Placement	3,076,924	0.0325	100,000
December 19, 2005	Private Placement	516,667	0.0300	15,500
January 10, 2006	Private Placement	700,000	0.0325	22,750
January 13, 2006	Private Placement	85,806,201	0.0250	2,145,145
January 16, 2006	Private Placement	2,500,000	0.0300	75,000
January 17, 2006	Private Placement	300,000	0.0325	9,750
January 20, 2006	Private Placement	1,914,475	0.0380	72,750
January 20, 2006	Private Placement	700,000	0.0325	22,750
January 24, 2006	Private Placement	4,070,000	0.0300	122,100
February 8, 2006	Private Placement	788,782	0.1140	90,000
March 3, 2006	Private Placement	1,250,000	0.0800	100,000
March 8, 2006	Private Placement	6,666,666	0.0300	200,000
March 29, 2006	Private Placement	16,666,668	0.0600	1,000,000
March 31, 2006	Private Placement	27,666,666	0.0600	1,660,000
March 31, 2006	Consulting	500,000	0.1300	65,000
April 4, 2006	Private Placement	16,916,666	0.0600	1,015,000
April 7, 2006	Private Placement	10,376,667	0.0600	622,600
April 15, 2006	Consulting	3,600,000	0.1300	468,000
April 18, 2006	Consulting	200,000	0.1300	26,000
April 25, 2006	Private Placement	9,900,001	0.0700	693,000
April 25, 2006	Private Placement	2,000,000	0.0800	160,000

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Nine months ended August 31, 2006 and August 31, 2005

7.	Common shares (continued):

Date	Description	No. of Shares	Price per share	Proceeds

May 1, 2006	Private Placement	2,400,000	0.0800	192,000
May 16, 2006	Private Placement	4,000,000	0.1000	400,000
May 18, 2006	Private Placement	2,000,000	0.0400	80,000
June 15, 2006	Consulting	400,000	0.1300	52,000
July 6, 2006	Warrants	11,081,832	0.0690	767,000
July 15, 2006	Consulting	200,000	0.1300	26,000
July 31, 2006	Warrants	8,888,888	0.0400	355,556
July 31, 2006	Warrants	8,000,000	0.0400	320,000
August 15, 2006	Consulting	200,000	0.1300	26,000
	Share issuance costs	-	-	(1,070,791)
August 31, 2006		594,722,333	$-	$81,534,348

8.	Subsequent events:

Subsequent to August 31, 2006, the Company issued an aggregate of 200,000 common shares at $0.13 per share totaling $26,000 pursuant to a consulting agreement.

Subsequent to August 31, 2006, the Company issued an aggregate of 17,543,859 common shares at $0.0285 totaling $500,000 pursuant to a private placement.

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

PLAN OF OPERATIONS

Our plan of operation for the next three months through the remainder of our fiscal year is discussed below:

The Nolan Gold Project

We plan to continue with the exploration at the Nolan Placer and Nolan Lode properties within the Nolan Gold Project. Our planned geological exploration program is described in detail in the section of our Annual Report on Form 10-KSB for the year ended November 30, 2005 entitled Description of Properties – Nolan Gold Project. The objective of this geological exploration program is to further define both placer and lode gold occurrences in order to provide a basis for future exploration activities, including test mining activities, at the Nolan Gold Project. Our lode exploration work is intended to increase our geologic knowledge on the Solomon Shear Trend and other lode gold occurrences on the properties.

We plan to spend approximately $600,000 during the next three months on our exploration activities for the Nolan Gold Project. Of this amount, we anticipate approximately $400,000 will be spent on test mining activities, with the balance of $200,000 being spent on other exploration activities, including a drilling program on the Mary’s Bench East deposit and continued exploration for lode gold occurrences. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. While the costs of exploration and test mining may be off-set by recoveries from sales of gold that we may achieve, these recoveries may not exceed the costs of our exploration programs including our test mining activities. See the discussion of our cash resources and working capital under Liquidity and Financial Condition below and in the section entitled Risk Factors below.

During the past three months, we retro-fitted and expanded our gold sluice plant, and installed the water recycling ponds and pumping systems needed to process our stockpiled gravel extracted last winter from the Swede Channel and what we expect to extract in the 2006/2007 winter for summer of 2007 processing. We began washing the stockpiled gravel on June 28th, and completed on July 20th. The total amount of material processed was 8,896 loose cubic yards of gravel. As of August 31, 2006, 785.22 troy ounces of large jewelry grade gold and collector’s nuggets have been recovered from the coarse and fraction concentrates. 202.18 troy ounces of fine fraction concentrates are secured for delivery to a smelter, and are estimated to contain approximately 153.85 troy ounces.

During July, drilling was started on the Nolan Gold Project, and continued through the quarter. A Reverse Circulation Drill was used to explore for placer gold bearing gravels along the left limit benches of Nolan Creek. Fifteen holes were completed with a total of 987 feet.

Surveyors and geologists were active throughout the summer months on surface work on the company’s mineral claims holdings at the Nolan Gold Project. The company now holds 342 federal lode and 218 federal placer claims in Nolan land package.

The Swede Channel project will continue underground operations once “freeze up” arrives, and is expected to begin during mid October of this year. During the last winter a main haulage way, truck and front end loader turnarounds, explosive storage, ore pad, settling ponds, water delivery systems and roads were installed while exploring and developing the channel. The majority of the Swede channel remains to be mined this upcoming season.

Hammond Property

Drilling commenced on Slisco Bench on the Right Limit of the Hammond River, and through the end of August, 19 drill holes for 3175 feet had been completed. Once survey work is completed, 3-D imaging will be used to enhance the interpretation of locations of potential gold bearing gravel deposits. Other information, such as gold content and value, depth of overburden, and permafrost continuity will be combined to assess the overall development and mining potential of the areas being explored.

Reclamation

Reclamation work was carried out during June through August and included the removal of scrap steel and debris which was shipped back to Fairbanks from solid waste disposal. At least one half of the 41 acres of bonded surface disturbed area was reclaimed during June through August. A close working relationship with the Bureau of Land Management is maintained to assure that best management practices are used to accomplish the reclamation work.

Our plan is for the following operations to be carried out over the remainder of the fiscal year.

1.	Continue placer drilling aimed at further development of the Swede Channel and to prospect other areas of the property.

2.	Continue reclamation of prior surface disturbances at the Nolan project.

3.	Once “freeze-up” has occurred in the fall, re-open the Swede Channel. This work will proceed to stockpile all gold bearing gravel remaining in the Swede Channel to be washed during the summer of 2007.

4.	Continue exploration on the “Solomon Shear”. This will be a lode gold exploration program.

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

Low-Rank Coal-Water Fuel Project

We anticipate spending approximately $60,000 during the remaining fiscal year on our work to seek funding from government and private sources in connection with establishment of the demonstration facility at the Grant Mill. There is no assurance that any financing will be obtained from either government or private sources to fund this project.

RESULTS OF OPERATIONS

Nine months ended August 31, 2006 compared to the nine months ended August 31, 2005.

Revenues

We did not earn revenues during the nine months ended August 31, 2006 or August 31, 2005 as commercial production of gold from the Nolan Gold Project was not achieved during either of these periods. Under our accounting policies, any sales of gold recovered as a result of our exploration activities that may be realized will be treated as sales received incidental to exploration activities on the Nolan Gold Project until such time as we have reached commercial levels of gold production from the Nolan Gold Project.

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

Expenses

Our expenses increased to $5,192,741 for the nine months ended August 31, 2006 compared to $2,691,042 for the nine months ended August 31, 2005, representing an increase of $2,501,699 or 93%. Our expenses increased to $1,541,850 for the three months ended August 31, 2006 compared to $816,966 for the three months ended August 31, 2005, representing an increase of $724,884 or 89%. The increase in expenses was attributable to increases in exploration, management services, consulting, legal, and office expenses during the period ended August 31, 2006 to facilitate exploration on our Nolan Gold Project.

Increased exploration activity on our mineral properties resulted in an increase of our general exploration expenses to $2,100,326 for the nine months ended August 31, 2006 compared to $422,073 for the nine months ended August 31, 2005. General exploration expenses increased to $767,864 for the three months ended August 31, 2006 compared to $122,476 for the three months ended August 31, 2005. The increase in exploration expenses during the nine months of our current fiscal year was attributable to increased exploration activities at the Nolan Gold Project compared to 2005. These exploration activities included sluicing, drilling and surveying activities on the Nolan Gold Project. We anticipate that our exploration expenses will increase when we continue the test mining program aimed at further development of the Swede Channel and to prospect other areas of the property.

Office expenses increased to $569,048 for the nine months ended August 31, 2006 compared to $315,843 for the nine months ended August 31, 2005, representing an increase of $253,205 or 80%. Office expenses decreased to $84,949 for the three months ended August 31, 2006 compared to $87,584 for the three months ended August 31, 2005, representing a decrease of $2,635 or 3%. The overall increase during the period ending August 31, 2006 reflects an increase in our general office operating costs at our offices in Fairbanks, Alaska due to exploration activities on the Nolan Gold Project.

Management services expenses increased to $745,859 for the nine months ended August 31, 2006 compared to $626,322 for the nine months ended August 31, 2005, representing an increase of $119,537 or 19%. Management services expenses decreased to $263,089 for the three months ended August 31, 2006 compared to $337,711 for the three months ended August 31, 2005 representing a decrease of $74,622 or 22%. The overall increase in management services is a result of increased exploration activity during the period ending August 31, 2006 compared to the period ending August 31, 2005.

Consulting fees increased to $788,501 for the nine months ended August 31, 2006 compared to $344,246 for the nine months ended August 31, 2005, representing an increase of $444,255 or 129%. Consulting fees increased to $175,724 for the three months ended August 31, 2006 compared to $20,085 for three months ended August 31, 2005, representing an increase of $155,639. The increase is largely attributable to engaging consulting services to facilitate our Low-Rank Coal-Water Fuel Project. Consulting fees are attributable to stock based compensation paid to our consultants during the year. Compensation was recorded based on the quoted market price of our shares as of the date of the agreement.

Loss

Our loss and comprehensive loss increased to $5,009,182 for the nine months ended August 31, 2006 compared to $2,700,880 for the nine months ended August 31, 2005 representing an increase of $2,308,302 or 85%. The increase in our loss was primarily attributable to increased exploration, management services, consulting and office expenses during the nine months ended August 31, 2006. We anticipate that we will continue to incur a loss until such time as we can achieve commercial production from the Nolan Gold Project, of which there is no assurance.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

The Company had cash and cash equivalents of $4,568,891 as of August 31, 2006, compared to cash of $408,589 as of November 30, 2005. We had working capital of $3,873,290 as of August 31, 2006, compared to a working capital deficiency of $855,147 as of November 30, 2005. The increase in our working capital was primarily the result of increased funding through equity sales of our common shares and extraction of gold during the nine months ended August 31, 2006.

We plan to spend approximately $600,000 in the next three months on our exploration activities for the Nolan Gold Project. Of this amount, we anticipate approximately $400,000 will be spent on test mining activities, with the balance of $200,000 being spent on other exploration activities, including a drilling program on the Mary’s Bench East deposit and continued exploration for lode gold occurrences. While the costs of exploration and test mining may be off-set by recoveries from sales of gold that we may achieve, these recoveries may not exceed the costs of our exploration programs including our test mining activities. See Risk Factors.

Cash Used in Operating Activities

Cash used in operating activities increased to $5,016,572 for the nine months ended August 31, 2006, compared to $1,678,328 for the nine months ended August 31, 2005, primarily as a result of our increased exploration activity on the Nolan Gold Project. We funded the cash used in operating activities predominantly through equity sales of our common shares.

Investing Activities

Cash paid for investing activities was $42,864 during the nine months ended August 31, 2006 compared to cash provided from investing activities of $147,099 during the nine months ended August 31, 2005. The Company purchased mining and computer equipment during the period ending August 31, 2006.

Financing Activities

Cash provided by financing activities increased to $9,219,738 for the nine months ended August 31, 2006, compared to $1,677,883 for the nine months ended August 31, 2005. Cash provided by financing activities was primarily attributable to share issuances. Cash provided by financing activities was used to fund our operating and investing activities. Equity financings were completed with private purchasers at prices that were reflective of the market price of our common shares as of the date of the financing.

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

As at August 31, 2006, the total amount outstanding under the revised lease purchase agreements was $492,950, including interest of $33,621. We are required to maintain the equipment in good working order and are also required to maintain adequate insurance on the equipment. We are required to complete future lease payments of $146,552 during fiscal 2006 and $346,398 during fiscal 2007.

Tri-Con

We owe $244,881 to Tri-Con as of August 31, 2006 in connection with planned exploration activities to be carried out on the Nolan Gold Project during fiscal 2006. These activities will be carried out by Tri-Con on behalf of the Company in accordance with our operating agreements with Tri-Con. See Item 12 -- Certain Relationships and Related Transactions of our Annual Report on Form 10-KSB for the year ended November 30, 2005 for further disclosure regarding our operating agreements with the Tri-Con.

Debt

The amount of our convertible debt outstanding was $140,000 as of August 31, 2006. This entire amount is current. This amount consists of a convertible debenture in the amount of $140,000 which is in default and has accrued interest of $95,627. It is unclear as to whether this amount will ever be converted into common shares as we have been unsuccessful in our extensive attempts to locate the holders of these debentures. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

As of November 30, 2004, we had repaid in full all previously outstanding convertible debentures that we had renegotiated as of March 1, 2001.

Mineral Properties

As of August 31, 2006, we were in arrears of required mineral property claims and option payments of $350,000 in respect of our Hammond Property and therefore the rights to the property were adversely affected. However, we are currently in the process of re-negotiating the terms and conditions of the Agreement with the property owner. The property owner has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit. There is however no assurance that we will be able to re-negotiate this agreement.

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

Note: Historically, the Company has used the spot gold price to value its entire gold inventory. On average, the Company’s test production of past years has yielded 50% gold dust and 50% gold nuggets. Gold dust has brought a sales price equivalent to the spot gold price. Gold nuggets, however, are considered to be gem or jewelry items. They are valued according to weight, purity, character, and relative flatness (wearing quality). Historically, the Company’s gold nuggets have sold in a range of 5 to 350% over the spot gold price. In aggregate, the historical sales price of the Company’s gold nuggets have yielded a realizable value of 67% in excess of the spot gold price.

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

DATE: October 16, 2006

/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial Officer
(Principal Financial and Accounting Officer)