Form 10KSB
period 2006-11-30
SILVERADO GOLD MINES LTD
filed 2007-03-15
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: November 30, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ____

Commission File Number 0-12132

SILVERADO GOLD MINES LTD.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

British Columbia, Canada	98-0045034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Georgia Street, Suite 505,
Vancouver, British Columbia, Canada	V6E 4M3
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (604) 689-1535

Securities registered under Section 12(b) of the Exchange Act: None.
Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value.

Title of each class	Name of each exchange on which registered
Common Stock, no par value	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $79,795,007 as of February 21, 2007.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 638,360,052 common shares, no par value, outstanding as of March 5, 2007.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART 1

ITEM 1.	DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of test mining activities and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration activities, including test mining activities, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan”, “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” and the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

INTRODUCTION

Silverado Gold Mines Ltd. is engaged in the acquisition and exploration of mineral properties in the State of Alaska, through its wholly owned subsidiary, Silverado Gold Mines Inc. and in the development of a liquid fuel derived from low-rank coal through its wholly owned subsidiary, Silverado Green Fuel, Inc.

SILVERADO has committed over three decades of work to the exploration, development and test mining of gold properties throughout North America. In the mid-1980’s, the Company decided to focus all its efforts in Alaska. We have extensive experience in geological, geochemical and geophysical exploration techniques. Our mineral holdings are located in the Fairbanks Mining District and in the Koyukuk Mining District, consisting of both lode and placer mining claims. At the present time, our primary focus is the exploration and development of our Nolan Gold Project, and our Hammond property located 175 miles north of Fairbanks, Alaska. We are also continuing with exploration activities on our Eagle Creek Property and our Ester Dome Project, which are both located in the Fairbanks Mining District.

SILVERADO has been working for six years through its “Low-Rank Coal-Water Fuel (Green Fuel)” division on the development of “Green Fuel”, a non-toxic liquid fuel product derived from sub-bituminous and lignite coal. In its finished form the fuel is a non-toxic, non-hazardous environmentally friendly strategic (liquid) fuel. Silverado is seeking financing to enable us to proceed with the construction of a commercial demonstration facility designed to document the combustion characteristics of Green Fuel. A successful demonstration project could lead to construction of a commercial production facility to manufacture the low-rank coal-water fuel as a replacement for oil fired boilers and utility generators. In addition we look forward to our continued planning and progress designed to create a secondary fuel and other product facility designed to gasify and liquefy our green fuel to facilitate the creation of low cost rocket fuel, aviation fuel, gasoline, diesel fuel, synthetic natural gas, synthetic petrochemical feed–stocks, hydrogen for fuel cells, plastic, fertilizers, explosives, urea, ammonia CO2 for enhanced recovery in oil well production as well as a host of other products, all free of sulphur, heavy metals and particulate matter.

CORPORATE ORGANIZATION

Silverado Gold Mines Ltd. was incorporated under the laws of British Columbia, Canada in June 1963. Silverado operates in the United States through its wholly owned subsidiaries, Silverado Gold Mines Inc., (incorporated May 29, 1981) and Silverado Green Fuel Inc. (incorporated August 14, 2006). We filed a transition application and notice of articles with the British Columbia Registrar of Companies on April 20, 2004 in order to replace our former memorandum adopted under the British Columbia Company Act and to alter our current articles to the extent necessary to ensure compliance with the British Columbia Business Corporations Act (the “BC Business Corporations Act”). The BC Business Corporations Act came into force in British Columbia on March 29, 2004 and replaced the former British Columbia Company Act. The transition notice and notice of articles was filed under the BC Business Corporations Act that requires any British Columbia company incorporated under the former British Columbia Company Act to effect transition under the BC Business Corporations Act by filing with the British Columbia Registrar of Companies a transition application and notice of articles within two years following the coming into force of the BC Business Corporations Act.

Our exploration activities are managed and conducted by affiliated companies, Tri-Con Mining Ltd. (“Tri-Con”), and Tri-Con Mining Inc. pursuant to written operating agreements. Each of Tri-Con, and Tri-Con Mining Inc. are privately owned corporations controlled by Garry L. Anselmo, who is our president, chief executive officer and chief financial officer and is the chairman of our board of directors.

MINERAL EXPLORATION BUSINESS

We hold interests in four groups of mineral properties in Alaska, as described below:

1.	Nolan Gold Project;
2.	Ester Dome Gold properties;
3.	Hammond properties; and
4.	Eagle Creek properties.

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

Our plan of operations for each of our groups of mineral properties is discussed below:

PLAN OF OPERATIONS

1	Nolan Gold Project

The Nolan Gold Project consists of two areas of exploration and development. The Nolan Placer Gold project involves exploration and development of gold occurring in placer deposits such as stream channels or ancient remnants of placer gold deposits. The second part of the project is the Nolan Lode Gold Project. The lode gold project consists of exploration work designed to locate bedrock structures or formations of bedrock which host gold mineralization. The two facets of the Nolan Gold Project, complement each other, as every stone or pebble in a placer deposit is a piece of rock eroded from some near or distant bedrock formation, each gold nugget or grain of gold in a placer deposit was originally part of a bedrock formation or structure with lode gold mineralization. The search for a lode source is unravelling the sequences of events that caused a placer deposit to form. During the summer of 2007, we will be removing scrap materials, sealing the Swede Channel portal and covering tailing ponds as part of four reclamation obligations with the Bureau of Land Management.

1.1	Swede Channel and Mary’s East bulk sampling projects

The Swede Channel Placer Gold Deposit (“Swede Channel”) is a glacial drainage perched several hundred feet above the Nolan Creek Valley. During the ice age, a glacial event caused the Swede Gulch to rapidly erode a deep, narrow water channel across earlier gold bearing river gravel deposits. Erosion and transportation caused the gold bearing gravel to be re-concentrated due to removal of the lighter gangue minerals, while much of the heavier gold, along with boulders and coarse gravel common to a high energy drainage environment, was deposited to the Swede Channel. Subsequent post glacial uplift and erosion has established the present topography including the perched Swede Channel location on the westerly flank of Smith Dome, and overlain by up to 100 feet of overburden making it an unidentifiable surface topographic expression.

The Mary’s East Placer Gold Deposit (“Mary’s East”) is located a few hundred yards northeast of the Swede Channel and directly east of Mary’s Bench Placer Gold Deposit. Mary’s Bench was mined by underground methods during the winter of 1993-1994. The Mary’s Bench winter stockpile from 1993-1994 contained 16,123 Bank Cubic Yards (BCY) of gravel, and was sluiced in the summer of 1994. Processing the gravel yielded 2,697 troy ounces of gold nuggets and dust.

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

1.1.1	Swede Channel and Mary’s East 2006 Work

During the winter of 2005, Silverado began an underground exploration and development program on the Swede Channel. Continuing into 2006, Silverado installed about 900 feet of exploration drifts by underground tunnelling methods into the Swede Channel. Prior bulk sampling had shown the channel to contain gold in the basal gravels, so the project was designed to obtain a large bulk sample from the tunnel being advanced into the channel. The 2005-2006 winter stockpile contained 8,896 loose cubic yards (LCY) of gravel material, and was processed from June 28th through July 20th of 2006, yielding 939.07 troy ounces of gold nuggets and dust. The Swede portal was re-opened in early November of 2006, and gravel extraction is expected to continue into January of 2007.

The Mary’s East was discovered through drilling during 2004. Subsequent infill drilling during 2006 showed a bedrock shelf perched about 40 feet higher in elevation than the Mary’s Bench deposit, and to host a gold bearing gravel layer at the bedrock contact. Ten holes were drilled during 2006, and seven of the ten holes identified a gold bearing layer 3 to 10 feet thick with significant to exceptional gold values. (See Table 1.) A plan to install a portal and remove a large bulk sample will commence during January of 2007.

Table 1. 2006 drill holes in Mary’s East with intercepts greater than 0.03 troy ounces gold per BCY

ROTARY	INTERSECTION DEPTH		TROY OUNCES GOLD PER
DRILLHOLE #	FROM SURFACE	SAMPLE WIDTH	BANK CUBIC YARD

06MB22	40 - 45 ft	5 ft	0.17
06MB22	40 - 50 ft	5 ft	1.72
06MB23	45 - 50 ft	5 ft	0.13
06MB24	45 - 48 ft	3 ft	0.04
06MB26	30 - 35 ft	5 ft	0.07
06MB26	35 - 40 ft	5 ft	0.77
06MB27	25 - 30 ft	5 ft	0.52
06MB28	30 - 32 ft	2 ft	0.07
06MB29A	18 - 22 ft	4 ft	0.03

1.1.2	Swede Channel and Mary’s East 2007 Work Plan

During 2007, the remaining sections of the Swede Channel will be removed by underground retreat mining methods, and stockpiled for summer processing. It is estimated that up to 12,000 LCY will be stockpiled from the remaining Swede Channel. The Swede project is expected to be completed by the middle of January 2007. During early January 2007, crews installed an adit into Mary’s East, and began an underground drift into the Mary’s East deposit. This will be a horizontal opening utilizing the same equipment as was used for the Swede Channel. The tunnel will be advanced as far into the deposit as time will permit before the warm spring weather arrives. The portals will be sealed for the summer, and the Swede and Mary’s East stockpiles will be processed at the existing sluice plant location, which was installed in 2006. The sluicing operations during 2007 will be a turn key operation as the necessary equipment, pipelines and pond systems remain in place from 2006 operations.

Reclamation will be an ongoing summer project with a goal to reclaim at least 10 acres of the project. Once the fall freeze up arrives, the Mary’s East portal will be re-opened and underground work will continue through 2007 year end.

Budget projections for this project are detailed under the section “Projected Annual Budget for 2007”.

There is no assurance that either the Swede Channel or the Mary’s East Bulk sampling projects will recover gold with a value greater than the costs associated with extraction and processing.

1.2	Nolan Gold Project Exploration

1.2.1	Nolan Placer Gold Exploration 2006

During 2006, 39 placer exploration drill holes with a total of 2,070 feet were completed. Drilling was allocated to infill drilling in the Mary’s East area (10 holes), Swede Channel - Mary’s Bench area (20 holes), and the newly acquired Topnotch Prospect (9 holes). The drill samples were processed on site by industry accepted standard gravity methods.

1.2.2	Nolan Placer Gold Exploration 2007 Work Plan

During 2007, as many as 140 drill holes are planned to be drilled for placer exploration. The drilling will be performed by drill contractors, and is planned to be concentrated along the left limit of Nolan Creek to explore the north, east, and south of the Mary’s East and Swede Channel deposits. In fill drilling will take place within the area between the Mary’s East/Swede Channel and the Topnotch Prospect. All of the targets are well above the elevation of Nolan Creek.

Workman Bench, located near the confluence of Smith and Nolan Creek, which was mined on a small scale during 1999-2000, will also be drilled to fill in information gaps identified from prior drilling in this area. Budget projections for this project are detailed under the section “Projected Annual Budget for 2007”.

There is no assurance a commercially viable placer gold deposit will be developed as a result of this drilling.

1.3	Nolan Lode Gold Exploration

1.3.1	Nolan Lode Gold Exploration 2006

During 2006, three dimensional modelling programs were used to integrate all past lode exploration information. One 45 degree angle drill hole was completed to 300 feet of down dip length, and three lode exploration trenches for a total of 920 feet were completed during 2006. The trenching was undertaken to investigate gold bearing antimony-quartz vein systems in an area north of Smith Creek. This area is part of the Solomon Shear, a five mile long gold bearing shear zone, which is a possible source of placer gold in the Nolan valley drainages, and bench deposits such as Swede Channel, Mary’s East Bench, Mary’s Bench, Eureka Bench, and Workman’s Bench.

Trenching successfully identified three lode zones that contain antimony-gold-quartz veins. The “main zone” has a width of 190 feet (60m). The widths of the antimony-gold-quartz veins within the main zone (Sb-Au-Qtz veins) vary, from a quarter inch to seven inches. Spacing of veins also varies, from a quarter inch to several feet.

A total of 71 rock samples were collected during the trenching campaign and submitted to ALS Chemex in Fairbanks Alaska for analysis. Out of these 71 samples, 32 samples show gold values higher than 0.3 g/t, ranging from 0.307 g/t Au to 25.8 g/t Au (see Table 1.3.1) . 29 of the 71 trench samples show antimony values higher than 0.1%, ranging from 0.1% Sb to more than 5% Sb. A total of 13 samples show antimony values higher than 5%. This indicates high grade antimony ore which would be a valuable co-product along with the gold. A summary of results is included in Table 1.3.1.

Table 1.3.1. 2006 trench sample results of 0.3 g/t Au and higher.

Sample #	Sample Width	Au g/t (grams/tonne)	Au opt (troy oz/ton)	Sb %
06ST001	1 ft	4.630	0.15	19.96
06ST002	1 ft	1.515	0.05	35.77
06ST003	1 ft	0.398	0.01	1.73
06ST010	5 ft	0.680	0.02	6.59
06ST016	10 ft	0.319	0.01	0.03
06ST019	5 ft	0.997	0.03	0.09
06ST023	10 ft	0.307	0.01	0.11
06ST025	5 ft	1.785	0.06	8.28
06ST026	1 ft	0.800	0.03	0.85
06ST027	1 ft	3.590	0.12	31.87
06ST028	1 ft	4.280	0.14	3.05
06ST029	1 ft	0.311	0.01	0.2
06ST030	1 ft	0.774	0.03	34.96
06ST031	1 ft	1.135	0.04	2.35

06ST032	1 ft	2.210	0.07	8.07
06ST036	10 ft	0.409	0.01	0.02
06ST049	10 ft	0.485	0.02	0.71
06ST051	10 ft	0.305	0.01	0.02
06ST054	10 ft	0.368	0.01	0.02
06ST056	1 ft	0.562	0.02	0.04
06ST057	1 ft	0.848	0.03	0.01
06ST058	1 ft	0.641	0.02	40.86
06ST061	1 ft	25.800	0.83	20.18
06ST062	1 ft	3.080	0.10	3.4
06ST063	1 ft	2.960	0.10	8.43
06ST064	1 ft	3.290	0.11	0.19
06ST066	1 ft	4.110	0.13	17.42
06ST067	1 ft	3.720	0.12	0.08
06ST068	1 ft	1.060	0.04	1.41
06ST069	2 ft	0.575	0.02	0.1
06ST070	8 ft	1.555	0.05	0.08
06ST071	1 ft	1.375	0.05	46.33

1.3.2	Nolan Lode Gold Exploration 2007 Work Plan

During 2007, lode exploration work will consist of both drilling and trenching. A minimum of five trenches will be excavated to expose the underlying bedrock in areas which have yielded encouraging results from geologic, geochemical and geophysical investigations. The trenches will be mapped and sampled in detail. This information will be integrated and useful in the selection targets for lode exploration drilling. Once trenching sample data has been analyzed and integrated with existing data, a series of drill holes will be drilled to identify bedrock structures and any associated mineralized bedrock formations. Drilling methods may include either rotary drilling or core drilling.

All laboratory analytical work will be performed by an outside certified assay laboratory. Samples from all areas are carefully collected and transported under a chain of custody system to ensure sample integrity. Sample splits are retained by the company for verification and additional testing, if necessary. The total amount of lode exploration drilling performed during 2007 will be determined early in the year, and are contingent on funding availability and the quantity and extent of drill targets developed during the trenching phase of the program.

Budget projections for this project are detailed under the section “Projected Annual Budget for 2007”.

There is no assurance that a commercially viable lode gold bearing mineral deposit exists on the Nolan Gold Project. Further exploration will be required before sufficient information is available to determine the presence of a lode gold deposit at Nolan. Even if a lode gold occurrence exists on the property, there is no assurance that it would be economically feasible as an ore deposit.

2	Ester Dome Property

2.1	Ester Dome Property 2006 Work

The properties comprising our Ester Dome gold project are discussed in detail under the heading Description of Properties in this annual report. During 2006, reclamation work was completed on the Ester Dome Property. The work consisted of backfilling open cuts which were excavated during operations conducted to supply gold bearing rock to our Grant Mill Facility. The Ethel and Elmes pits were backfilled with an estimated 200,000 cubic yards of stockpiled waste rock, and then covered with a layer of stockpiled organic material to facilitate re-vegetation. In addition, all remaining exploration trenches were backfilled, stabilized, and seeded to resist surface erosion. Annual assessment work was completed and all claim rental payments were made to maintain the property in good standing. Fairbanks North Star Borough taxes were paid on the mill facility and mine facilities in the sum of $9,400.44.

2.2	Ester Dome Property 2007 Work Plan

During 2007, we plan to complete the closure of the Grant Mill Tailings Pond. This pond is filled to capacity, and will be capped and decommissioned after a final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies. A meaningful program will be completed during the summer months to explore for and identify small high-grade gold anomalies as well as larger low-grade gold anomalies. Several large scale projects have been proposed over the past ten years, but shelved either as a result of poor market conditions or due to internal decisions to favour shifting financial and manpower resources to the Nolan Project.

One project being considered is environmentally friendly bio-degradable urea heap leaching of crushed and agglomerated gold ore after coarse gold has been recovered from the crushed ore by conventional gravity and water methods. A second project being studied involves mining of the O’dea structure by underground methods. All past mining stopped at the 200 foot level of the workings, which is just above the water table. Close spaced diamond drilling between the 200 foot and 1,000 foot levels prove the existence of several significant high grade ore shoots within the O’Dea breccia zone.

We plan to convert the Grant mine mill located on the Ester Dome properties into a research and development facility for the low-rank coal-water fuel business, as discussed below. We also plan to continue reclamation work on our Ester Dome holdings during 2007.

3	Hammond Property

3.1	Hammond Property 2006 Work

A total of 39 drillholes were completed at Slisco Bench during our exploration program during the summer of 2006. These holes were drilled with a Schramm “all terrain” reverse circulation drill rig. All holes penetrated bedrock for a total of 4,782 feet drilled with sample intervals ranging from 5 to 10 feet in length. The entire sample was processed through an on-site Denver Gold saver to produce a mineral concentrate (sulfides, heavy rock particles +/- gold). This concentrate was bagged, labelled, and transported to our onsite lab for panning and assay turn around. All gold particles and nuggets observed were weighed.

Drill results confirm the presence of gold in areas of previous drilling and have identified a channel containing placer gold that extends for a length of over 1,800 feet. The channel remains open to the southeast and there is evidence of one or more tributary channels that remain to be explored in the near future. Within the Slisco Channel, the placer gold occurs on bedrock and on a second horizon about 20 feet above the bedrock channel. Pay layer thicknesses range from 5 to 10 feet. To date, 20 out of 39 drill holes have been processed and analyzed for placer gold. Out of these 20, 11 drill holes show visible gold with values ranging from 0.009 to 0.495 troy ounces per bank (inplace) cubic yard (TO/BCY). Table 1 presents results of 0.01 troy ounces per bank (inplace) cubic yard (TO/BCY).

Table 1: 2006 Slisco Bench drill results of 0.01 troy ounces or better per BCY

			TROY OUNCES
	INTERSECTION DEPTH		GOLD PER BANK
ROTARY DRILLHOLE #	FROM SURFACE	SAMPLE WIDTH	CUBIC YARD
06SB-68	160 - 165 ft	5 ft	0.091
06SB-73	126 - 130 ft	4 ft	0.010
06SB-77	140 - 145 ft	5 ft	0.033
06SB-77	145 - 150 ft	5 ft	0.025
06SB-77	150 - 155 ft	5 ft	0.025
06SB-77	165 - 170 ft	5 ft	0.025
06SB-78	120 - 130 ft	10 ft	0.033
06SB-78	170 - 175 ft	5 ft	0.157
06SB-82	110 - 120 ft	10 ft	0.012
06SB-83	110 - 115 ft	5 ft	0.025
06SB-83	115 - 120 ft	5 ft	0.495
06SB-84	10 - 20 ft	10 ft	0.062
06SB-84	20 - 30 ft	10 ft	0.021
06SB-86	60 - 65 ft	5 ft	0.0083
06SB-88	85 - 90 ft	5 ft	0.0165
06SB-89	20 - 25 ft	5 ft	0.0165
06SB-89	70 - 75 ft	5 ft	0.0083
06SB-89	75 - 80 ft	5 ft	0.0083
06SB-89	95 - 100 ft	5 ft	0.0165
06SB-93	40 - 45 ft	5 ft	0.0165
06SB-95	40 - 45 ft	5 ft	0.0083
06SB-99	45 - 50 ft	5 ft	0.0083

3.2	Hammond Property 2007 Work Plan

The higher placer gold values in both pay layers are located within the left limit of the Slisco Channel. In addition to the encouraging drill results to date, the potential of extending the channel to the southeast plus the possibility of discovering gold bearing tributary channels, make this an exciting prospect for additional discoveries. During the summer of 2007, a series of drill holes will be completed to explore for the extension of the Slisco Channel to the south. Presently, it has been traced for 1,800 feet. The drill program will also seek to define any gold bearing tributaries to the Slisco Channel.

This project may require additional funding for the company. Even if funding is acquired, there is no guarantee that a commercial gold bearing placer deposit will be developed. Even if a gold bearing deposit is developed, additional funding will be required to mine the deposit, and until a feasibility study is completed, there is no guarantee that the deposit will be profitable to mine.

4	Eagle Creek Property

The properties comprising our Eagle Creek property are discussed in detail under the heading Description of Properties in this annual report. During 2006, annual assessment work was completed on the property, and rental payments were made to keep the mining claims in good standing.

4.1	Eagle Creek Property 2007 Work Plan

During 2007, annual assessment work will be completed on the property to keep the mining claims in good standing. Assessment work will be focused on the Northwest part of the claim block, where drilling and trenching has defined an intrusive host rock, thought to be a sill, containing low grade gold, silver and antimony mineralization. If funding permits, the company will design a drilling program to further investigate the gold and by-product mineral distribution of the intrusive. Additional work will also be completed on the Number One Vein. The Number One Vein was the lode quartz gold structure which has been mined commercially for antimony.

Completing the 2007 work plan will be contingent on available funding. Even if funding becomes available, there is no assurance that a commercial gold-silver-antimony deposit will be defined. A commercially viable economic mineral deposit has not been defined on the property, and there is no assurance that a commercially viable economic mineral deposit exists on the property.

2007 Exploration Budget

Projected Annual Budget for Fiscal Year 2007

Nolan Gold Project

Mining-Swede Channel and Mary's East

Salaries	$126,000
Wages	345,000
Supplies	300,000
Sundries	75,000
		846,000

Summer Processing and Reclamation

Summer Processing	121,000
Marketing of Production	26,000
Underground Preparation	60,000
Supplies	54,000
Sundries	160,000
Security	24,000
		445,000

Drilling and Exploration Program - Nolan Gold Placer

Salaries	60,000
Wages	120,000
Supplies	72,000
Sundries	48,000
Drilling Contractor	36,000
		336,000

Drilling and Exploration Program- Nolan Gold Lode

Salaries	140,000
Wages	280,000
Supplies	168,000

Sundries	112,000
Drilling Contractor	84,000
		784,000

Permitting and Annual Regulatory Land Fees
and Filings

Federal Mining Claim costs	65,000
Filing Fees	800
Bonding and Permits	2,000
		67,800

Total Costs for the Nolan Gold Project			2,478,800

Ester Dome Project

Reclamation	300,000
Exploration and Geological	10,000
Federal Mining Claim costs	200
State Mining Claims costs	6,000
Filing Fees	400
Bonding and Permits	1,000

Total Costs for the Ester Dome Project			317,600

Eagle Creek Project

Exploration and Geological	10,000
State Mining Claims costs	10,000
Filing Fees	600
Bonding and Permits	600

Total Costs for the Eagle Creek Project			21,200

Hammond Project

Salaries	10,000
Federal Mining Claim costs	7,500
Wages	15,000
Drilling Contractor	60,000
Supplies	18,000
Sundries	9,500
Filing Fees	400
Bonding and Permits	1,000

Total Costs for the Hammond Project			121,400

Total Budget All Project for Fiscal 2007			$2,939,000

Completion of all of the projects described in the 2007 work plan may be contingent on additional funding. There is no assurance that additional funding, if required will be obtained. Even if the additional funding is obtained, there is no assurance that a commercial ore deposit will be developed. Revenues from any anticipated gold sales may be insufficient to cover the costs of the gold recovery.

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

We entered the fuel sector in 2000 by forming a new “Fuel Technology” division which operates out of Fairbanks, Alaska. This division of the business is operated by our wholly owned subsidiary, Silverado Green Fuel Inc. under the supervision of Dr. Warrack Willson, Vice-President of Fuel Technology. The fuel product is called low-rank coal-water fuel (LRCWF or Green Fuel), which is a low-cost, non-toxic, non-hazardous alternative to oil fuels used in commercial boilers for the production of electricity and industrial heat. As a liquid fuel Green Fuel enjoys all the benefits of liquid handling and storage, Green Fuel allows coal to be used sight unseen and is made from coal, America’s most abundant fossil energy resource. This fuel is produced by the fine grinding of low-rank coal, and subsequent hydrothermal treatment of the finely ground coal particles. Hydrothermal treatment (HT) is an advanced technology, featuring moderate temperature/pressure, non-evaporative treatment or hot water drying, which irreversibly removes most of the inherent moisture from low-rank coal and allows the formulation of commercially viable LRCWFs. HT is similar in many respects to pressure cooking, and the product retains all of the desirable combustion characteristics of low-rank coal. When Green Fuel is injected into a boiler, the particles ignite and burn rapidly, which leads to little or no boiler de-rating when substituted for oil. We believe that demand for the Green Fuel and its production and utilization technology exists because of the high cost of oil and the desire for economical alternatives to oil that are environmentally friendly.

On December 18, 2006, Silverado Green Fuel Inc. announced the signing of a Memorandum of Understanding (MOU) between Choctaw County, the Choctaw County Economic Development District, the Mississippi Development Authority (MDA) and Silverado Green Fuel Inc. The MOU is an agreement to build the country’s first Low-Rank Coal-Water fuel commercial demonstration plant at the Red Hills Ecoplex just outside of Ackerman, MS.

Under the terms of the agreement, Choctaw County Economic Development District will provide Silverado Green Fuel Inc. a 14 acre site at the Ecoplex. Choctaw County will clear the site in preparation for construction. The County has also agreed to construct the plant facility building based on Silverado’s specifications. The MDA will provide for the infrastructure through a series of grants. Silverado Green Fuel Inc. will provide the proprietary technology developed by Dr. Warrack Willson. Silverado will run the facility, which is expected to produce hundreds of jobs during the construction phase and 45 permanent jobs.

GOVERNMENT REGULATION

Our Nolan Gold Project and our Hammond River project are comprised of non-patented federal mining claims located on federal land managed by the U.S. Bureau of Land Management. Our exploration activities on the projects must be carried out through an APMA, Alaska Placer Mining Application, which is a permit issued by the State of Alaska and the Bureau of Land Management. Current exploration activities on the Nolan Gold Project are currently being carried out under a permit approved by the Bureau of Land Management under a 2006 plan of operations submitted by us to the Bureau of Land Management. A Permit for 2007 operations was submitted during December of 2006. Applications are submitted under a tri-agency application, and are reviewed by agencies of the State of Alaska government, including the Department of Natural Resources, the Department of Environmental Conservation, and the Fish and Game Department. We post a reclamation bond annually in an amount required by the State of Alaska for each acre of proposed disturbance exceeding reclaimed acreage in a permit period. Presently, we have posted the appropriate bonding, and as a matter of company policy, endeavour to reclaim disturbed areas to equal or exceed any new disturbance. Our current reclamation bond is approximately $20,294 of which $6,412 is refundable.

In addition to the federal permit, we also hold U.S. Environmental Protection Agency water discharge permits for wastewater discharges, which require monitoring and compliance with EPA permit conditions for turbidity, suspended solids, and heavy metals. We submit Discharge Monitoring reports annually to the EPA. Nolan Creek is one of two waterways in the State of Alaska classified as primary industrial usage. Classification of a waterway for industrial usage does not relieve us from the obligations of the Clean Water Act but serve to place industry ahead of other potential uses for the Nolan Creek area notwithstanding our Industrial classification, we maintain a closed-circuit zero-discharge operation at our Nolan operations.

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

Our Nolan Gold Placer Property is comprised of 197 contiguous unpatented federal placer mining claims located within the Nolan and Hammond River drainage systems. Silverado also holds 2 unpatented federal placer mining claims located on Marion Creek and 5 unpatented federal placer mining claims located on Clara Creek. Both Clara and Marion Creeks are left limit tributaries to the Middle Fork of the Koyukuk River. The Clara Creek and Marion Creek claims are located approximately 1.5 and 3 miles north of Coldfoot, Alaska, and are situated near the Dalton Highway. Silverado is the registered owner of all 204 placer claims. Over the years, on this Nolan Gold Property, Silverado has conducted operations referred to as the Nolan Deep Channel, the Smith Creek, the Thomson’s Pup, the Mary’s Bench, Swede Channel, Mary’s East, Archibald Creek, Mary’s East, and Workman Bench claims, Upper Nolan Creek, Dolney Bench, West Block, 3 B 1 on Nolan Creek, and Eureka Bench, and others. During 2006, Silverado purchased 6 unpatented federal placer mining claims along the right limit of Smith Creek, which are referred to as the Topnotch Property, and staked an additional 7 placer mining claims along Smith and Swift Creeks. The main block of contiguous Nolan Placer claims cover approximately 6 square miles of creeks and fluvial terraces and uplands.

The Thomson’s Pup claims consist of 6 unpatented federal placer claims registered in the name of Silverado Green Fuel. Our ownership in these claims is subject to a royalty of 3% of net profits on 80% of production payable to Frank Figlinski and Lyle R. Carlson.

Our Ester Dome Project is comprised of fifty-one (51) unpatented state mining claims and one (1) federal non-patented mining claim. State claims are managed by the State of Alaska. Federal claims are managed by the Bureau of Land Management. Permit applications are submitted under a tri-agency application, and are reviewed by agencies of the State of Alaska government, including the Department of Natural Resources (DNR), the Department of Environmental Conservation (ADEC), and Fish and Game (F & G), the Bureau of Land Management (U.S. BLM), and the U. S. Army Corps of Engineers (ACOE). The claims which contain the Grant Mill facility, support structures and offices, are located inside the Fairbanks North Star Borough (FNSB) and are subject to annual tax assessments. During 2006, property taxes were paid to the FNSB in the amount of $ 9,400.44.

Our Eagle Creek Property is comprised of seventy-seven (77) State non-patented mining claims. State claims are managed by the State of Alaska. Permit applications are submitted under a tri-agency application, and are reviewed by agencies of the State of Alaska government, including the Department of Natural Resources, the Department of Environmental Conservation, and Fish and Game, the Bureau of Land Management, and the U. S. Army Corps of Engineers.

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

EMPLOYEES

We do not have any employees. Our operating and administrative activities are carried out through our agreement with the Tri-Con Mining Group.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have spent the following amounts on research and development activities during the past two fiscal years:

	December 1, 2005	December 1, 2004
	to November 30, 2006	to November 30, 2005
Research and Development
Expenditures:	$129,698	$120,293

Research and development activities were primarily attributable to the pursuit of the development of our Green Fuel business. During 2004 and 2005, the majority of the research and development costs attributable to the low-rank coal-water fuel technology related to further technical work on the fuel creation temperature and the preparation of a United States grant application.

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

We have relied on recent private placement financings in order to fund exploration of the Nolan Gold Project. We will continue to require additional financing to complete our plan of operations for exploration work at the Nolan Gold Project and to carry out our exploration programs on our other mineral properties. While our financing requirements may be reduced through gold recoveries, any impairment in our ability to raise additional funds through financings would reduce the available funds for the exploration of the Nolan Gold Project, including additional test mining activities, with the result that our plan of operations may be adversely affected and potential recoveries reduced or delayed.

As we have not reported revenues in our last three fiscal years there is no assurance that we will be able to achieve the financing necessary to enable us to proceed with our exploration activities, including test mining activities.

We had working capital of $2,689,670 as of November 30, 2006. We did not report revenues in our last three fiscal years ended November 30, 2006, 2005 or 2004. Our plan of operations calls for expenditures of a minimum of $2,939,000 to be incurred by us over the next twelve months in order to continue our mining exploration activities at the Nolan Gold, Ester Dome, Eagle Creek and Hammond Projects. While we will apply proceeds from gold sales generated from our test mining activities to cover our exploration expenditures, we anticipate that proceeds from gold sales over the next twelve months may not exceed our projected expenditures during this period with the result that we will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, including our planned test mining activities, and our financial condition, business prospects and results of operations will be materially adversely affected.

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

We plan to undertake test mining activities as part of our exploration program for the Nolan Gold Project. Our objective is to recover gold from test mining activities to offset the exploration cost of our test mining activities. As we have not established any reserves on this property, there is no assurance that actual recoveries of gold from material mined during test mining activities will equal or exceed our exploration costs. If gold recoveries are less than projected, then our gold sales will be less than anticipated and may not equal or exceed the cost of exploration and recovery in which case our operating results and financial condition will be adversely affected.

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

We have proceeded with test mining activities on the Nolan Gold Project on the basis of estimated capital and operating costs. If capital and operating costs are greater than anticipated, then cash used in test mining activities at the Nolan Gold Project will be greater than anticipated. Increased cash used in test mining activities will cause us to have less funds for other expenses, such as administrative and overhead expenses and exploration of our other mineral properties and further test mining activities on the Nolan Gold Project. In this event, our financial condition will be adversely affected and will have fewer funds with which to pursue our exploration programs.

If our exploration costs are higher than anticipated, then our financial condition and ability to pursue additional exploration will be adversely affected.

We are currently proceeding with exploration of our mineral properties on the basis of estimated exploration costs. This exploration program includes drilling programs at various locations within the Nolan Gold Project. If our exploration costs are greater than anticipated, then we will have fewer funds for our exploration activities, including test mining activities that we plan to carry out at our Nolan Gold Project, and for our general and administrative expenses. In this event, our financial condition will be adversely affected, our losses will increase and we will have fewer funds with which to pursue our exploration programs. Factors that could cause exploration costs to increase include adverse weather conditions, difficult terrain and shortages of qualified personnel.

Exploration activities, including test mining and operating activities are inherently hazardous.

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

This annual report discusses our mineral resources in accordance with Canadian National Instrument 43-101, as discussed under the section of this annual report entitled “Description of Properties”. Resources are classified as “measured resources”, indicated resources” and “inferred resources” under NI 43-101. However, U.S. investors are cautioned that the United States Securities and Exchange Commission does not recognize these resource classifications. There is no assurance that any of our mineral resources will be converted into reserves under the disclosure standards of the United States Securities and Exchange Commission. Further, “‘inferred resources” have a great amount of uncertainty as to their existence, and economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that part or all of an “inferred resource” exists, or is economically or legally mineable.

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

Our business venture into the low rank coal water fuel technology business is at a very early stage and is subject to a high risk of failure. The low rank coal water fuel technology has not been proven by us to be a commercially viable fuel alternative. In order to establish commercial viability, we will have to undertake the construction and operation of the contemplated demonstration facility. The construction and three year operation of the demonstration facility would cost approximately $26 million. Even if the demonstration facility were constructed and operational, there is no assurance that the commercial viability of this process would be established or that we would be able to expand the facility into a commercially viable operation or to generate revenues from this technology. We are pursuing funding from the United States federal and state governments and from private sources to fund the construction of the demonstration facility. There is no assurance that we will succeed in obtaining government or private funding for this project. Even if funding is obtained and the demonstration facility constructed, there is no assurance that we would be able to generate profits or revenues from the operation of the demonstration facility.

ITEM 2.	DESCRIPTION OF PROPERTY

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

NOLAN GOLD PROJECT

We do not have any commercially viable reserves on any of our properties that comprise the Nolan Gold Project or any of our other properties. We plan to carry out exploration activities on the Nolan Gold Project that are referred to as “test mining activities”. The objective of the test mining activities on the Nolan Gold Project is to expand our knowledge and geological data of the mineralization of the placer deposits on the Nolan Gold Project and to recover gold from test mining activities in order to pay for a portion of the expense associated with exploration of the Nolan Gold Project. As we have not established commercially viable reserves on the Nolan Gold Project, we anticipate that recoveries of gold from test mining activities may not be sufficient to pay for the full cost of exploration. There is no assurance that our test mining activities will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties that comprise the Nolan Gold Project.

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

A map illustrating the location and access to the Nolan Gold Project is provided below:

NOLAN
SLISCO
PROPERTY
B R O O K S
R A N G E
SILVERADO GOLD MINES
Pipeline Highway
Secondary Road
xxxx Gold Deposit
Placer Mining Area
Sketch Map Of
ARCTIC KOYUKUK DRAINAGE
BY ROBERT MARSHALL
Compiled on U.S.G.S. Base
1932

2.	Ownership Interest

The Nolan properties are comprised of four non-continuous groups of 213 federal unpatented placer claims and one group of 67 federal unpatented lode claims. There has been no legal survey on any of the claims. These groups of properties are described as follows:

(a)	Nolan Gold Placer Property

The Nolan Gold Placer Property is comprised of 197 contiguous unpatented federal placer mining claims located within the Nolan and Hammond River drainage systems. Silverado also holds 2 unpatented federal placer mining claims located on Marion Creek and 5 unpatented federal placer mining claims located on Clara Creek. Both Clara and Marion Creeks are left limit tributaries to the Middle Fork of the Koyukuk River. The Clara Creek and Marion Creek claims are located approximately 1.5 and 3 miles north of Coldfoot, Alaska, and are situated near the Dalton Highway. Silverado is the registered owner of all 204 placer claims. Over the years, on this Nolan Gold Property, Silverado has conducted operations referred to as the Nolan Deep Channel, the Smith Creek, the Thomson’s Pup, the Mary’s Bench, Swede Channel, Mary’s East, Archibald Creek, Mary’s East, and Workman Bench claims, Upper Nolan Creek, Dolney Bench, West Block, 3 B 1 on Nolan Creek, and Eureka Bench, and others. During 2006, Silverado purchased 6 unpatented federal placer mining claims along the right limit of Smith Creek, which are referred to as the Topnotch Property, and staked an additional 7 placer mining claims along Smith and Swift Creeks. The main block of contiguous Nolan Placer claims cover approximately 6 square miles of creeks and fluvial terraces and uplands.

The Thomson’s Pup claims consist of 6 unpatented federal placer claims registered in the name of Silverado Green Fuel. Our ownership in these claims is subject to a royalty of 3% of net profits on 80% of production payable to Frank Figlinski and Lyle R. Carlson.

(b)	Nolan Lode

The Nolan Lode claims are comprised of 309 unpatented federal lode claims. During 2006, Silverado acquired 242 of those lode claims by a claim staking program. Ownership of these federal lode claims is in the name of Silverado Gold Mines Inc. This area encompasses approximately 11 square miles.

3.	History of Operations

Placer mining on Nolan Creek and its tributaries was first recorded at about the turn of the last century. During the ensuing years and up to 1942, recoveries of approximately 120,000 oz. of placer gold were reported. This gold is well known for its coarse size and high fineness. The early miners mined Nolan Creek and its left limit tributaries, particularly Fay, Archibald and Smith creeks by surface methods on the upper areas and by underground methods in the lower reaches of the creeks when overburden became too deep. Shafts are found throughout these areas.

We first began acquiring placer claims on Nolan Creek in 1979. The following table summarizes gold production and gold recoveries by year from the Nolan properties since 1980.

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz.GOLD RECOVERED	RECOVERED GRADE OZ/BCY (Bank Cubic Yards)
1980-88	Test Mining During Exploration	Surface Operations	Archibald / Fay Creek	40,000est	2,400 *	0.060est
1993	Production	Surface Operations	Thompson Pup	33,800	1,304	0.038
1994	Production	Underground Operations	Mary’s Bench Underground	16,143	2,697	0.167
1994	Production	Surface Operations	Eureka Bench Open Cut	29,300	5,733	0.196

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz.GOLD RECOVERED	RECOVERED GRADE OZ/BCY (Bank Cubic Yards)
1995	Production	Surface Operations	Phase 3 Open Cut	22,285	2,394	0.107
1995	Production	Underground Operations	3B1 Underground	12,991	1,006	0.077
1995	Production	Surface Operations	West Block OpenCut	18,988	1,305	0.069
1995	Production	Surface Operations	Mary’s Bench hydraulic	600	27	0.045
1996	Test Mining During Exploration	Surface Operations	Dolney Bench Surface	5,042	126	0.025
1998	Test Mining During Exploration	Surface Operations	Archibald Creek Surface	5,947	128	0.022
1999	Test Mining During Exploration	Underground Operations	Swede Channel Underground	4,575	623	0.136
1999	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	5,580	112	0.020
2000	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	14,919	201	0.013
2003	Test Mining During Exploration	Underground Operations for Nolan Deep Channel; Surface Operations for Wooll Bench, Mary’s Bench and other	Nolan Deep Channel, Wooll, Mary’s Bench, Other	30,279	451	0.015
2006	Test Mining During Exploration	Underground Operations	Swede Channel Underground	6,843	939	0.137
TOTALS				247,292	19,446	0.0786

*Includes 1,320 ounces produced by lessee.

We have not achieved profitability in any of the years during which we have carried out production or test mining activities at the Nolan Gold Project.

We did not carry out any gold recovery operations during 2004 and 2005 as we focused on lode exploration on the property, as opposed to test placer mining activities.

During the winter of 2005, Silverado began an underground exploration and development program on the Swede Channel. Continuing into 2006, Silverado installed about 900 feet of exploration drifts by underground tunnelling methods into the Swede Channel. Prior bulk sampling had shown the channel to contain gold in the basal gravels, so the project was designed to obtain a large bulk sample from the tunnel being advanced into the channel. The 2005-2006 winter stockpile contained 8,896 loose cubic yards (LCY) of gravel material, and was processed between June 28th through July 20th of 2006, yielding 939.07 troy ounces of gold nuggets and dust. The Swede portal was re-opened in early November of 2006, and gravel extraction is expected to continue into January of 2007.

4.	Present Condition of the Property and Current State of Exploration

We have spent approximately $28,500,000 over the last 19 years acquiring, exploring and undertaking test mining activities and test exploration on the Nolan Gold Project. Up to November 31, 2006, we have completed 721 drill holes with a cumulative total of 43,365 feet of drilling. About 219 of those drill holes were completed along the frozen gold bearing deep channel of the Nolan Creek known as the Nolan Deep Channel. We have also completed 10 lode exploration drill holes with a cumulative total of 2,320 feet of drilling.

We also have a gold recovery facility located at the Nolan Gold Project that is used to recover gold from gravel that we extract during test mining activities as part of our exploration of the Nolan Gold Project. This gold recovery facility was modernized in 2006. Our gold recovery facility incorporates nugget traps, hydraulic riffles, classification and gravity concentration processes in order to remove gold present in gravel material. The gold recovery facility has a processing rate of 75 cubic yards of gravel material per hour. The gold facility can only be operated in the late spring to early fall months when free-flowing water is available to operate the plant.

During the winter of 2005, Silverado began an underground exploration and development on the Swede Channel. Continuing into 2006, Silverado installed about 900 feet of exploration drifts by underground tunnelling methods into the Swede Channel. Prior bulk sampling had shown the channel to contain gold in the basal gravels, so the project was designed to obtain a large bulk sample from the tunnel being advanced into the channel. The 2005-2006 winter stockpile contained 8,896 loose cubic yards (LCY) of gravel material, and was processed between June 28th and July 20th of 2006, yielding 939.07 troy ounces of gold nuggets and dust. The Swede portal was re-opened in early November of 2006, and gravel extraction is expected to continue until the spring thaw of 2007.

The Mary’s East Placer Deposit was discovered by drilling in 2004. Subsequent infill drilling during 2006 showed a bedrock shelf perched about 40 feet higher in elevation than the Mary’s Bench deposit, which hosted gold bearing gravel layers at the bedrock contact. During 2006, 39 placer exploration drill holes with a total of 2070 feet were completed. Drilling was allocated to infill drilling in the Mary’s East area (10 holes), Swede Channel- Mary’s Bench area (20 holes), and the newly acquired Topnotch Prospect (9 holes). The drill samples were processed on site by industry accepted standard gravity methods.

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

1.

To identify surface or sub-surface placer deposits at our Nolan Gold Project that are prospective for test mining operations. In general, these deposits are located on benches that are ancient river beds and lakeshore deposits located above the present channel of Nolan Creek. These deposits include Mary’s Bench, Wooll Bench, Workman’s Bench, Swede Channel, Upper Nolan Creek (deep channel), Lower Nolan Bench and Mary’s East including areas adjoining to the north, east and south. The objectives of our drilling program will include the determination of the nature and extent of areas of known bench deposits that are prospects for test mining operations and the identification of new bench deposits that may be prospects for test mining operations. Mary’s Bench East and areas adjoining north, east and south as well as, the Swede Channel and the areas adjoining to the east and south, in that order, are our exploration priorities as they have showed the most positive results from earlier exploration that we have completed. Wooll Bench and Workman’s Bench have been less extensively explored with only limited drilling. The Lower Nolan Bench has not been drilled. The newly acquired Topnotch property may also be a priority target during fiscal 2007.

2.

To determine whether there is a potential lode deposit of gold which may be the source of the placer gold found on the Nolan Gold Project. A lode deposit of gold occurs when gold is present in its host rock as differentiated from placer gold which is gold that has been removed from its host rock by the process of erosion, our combined and re-concentrated down gravity drill, trench, geologic and geophysical work well be part of our on-going investigations to determine whether there exist one or more lode deposit on the Nolan Gold project that could be the source of our placer gold deposits.

3.

To identify any placer deposits at the Slisco Bench deposit, which is located on our Hammond River property that are prospective for test mining operations. The Slisco Bench (deep channel) deposit is approximately 3 to 4 miles northeast of the Nolan Deep Channel.

We have been working on interpreting the geology of the Nolan area since 1979, when we first acquired the project. Our latest and most extensive exploration program began in early 2003 and was directed at improving our placer deposit definition and discovering potential lode sources of the placer gold. Our senior exploration geologists and mining engineers have worked to move this objective forward. Our exploration efforts have included the analysis of geophysical data, geochemical sampling results, company records and analysis provided by government mineral investigation efforts and publications as well as the trenching and exploration drilling of target areas.

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

The property area is underlain by gray–black phyllite, black slate and metasiltstone, gray–black and brown slate, brown micaceous schist and phyllite, gray–black micaceous schist, gray green to black muscovite schist that locally contains abundant pyrite and arsenopyrite, and banded quartzite interbedded with chloritic quartzite and quartz mica schist.

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

Our geologist undertook a geophysical program analysis which identified a linear resistivity low that has been named the “Solomon Shear trend”. The resistivity low is coincident with a geochemical anomaly for gold, antimony, arsenic and other indicator minerals. This anomaly trends sub-parallel to Nolan Creek along the east side from south of Smith Creek into the Hammond River drainage. We will continue our 2005 exploration program with the objective of identifying mineralization of commercial significance along this zone.

6.	Estimates of Indicated and Inferred Resources

We have not established any commercially viable reserves on any of our properties that comprise the Nolan Gold Project.

In the B.C. Technical Report prepared by Mr. W. Murton, P. Eng., an independent qualified person under Canadian Policy NI 43 – 101, he reported the following indicated and inferred resource estimates for the Nolan area properties. These resource estimates have been prepared in accordance with Canadian standards for reporting resources and reserves as set out in NI 43-101 and are summarized below. BCY refers to bank cubic yards in the following tables:

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

As of November 30, 2006, we were in arrears of required mineral property claims and option payments of $350,000 and therefore our rights to the property were adversely affected. We are currently re-negotiating the terms and conditions of the Alminco agreement with Alminco. Alminco has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit, however there is no assurance that we will be able to successfully renegotiate the terms and conditions of the Alminco agreement.

3.	History of Operations

In 1993 we acquired the group of placer gold mining claims overlying the Slisco Bench, and located along the right limit of the Hammond River. The Hammond River drainage has been the subject of intense exploration since the early 1900’s. Poor exposures, difficult terrain, and deep overburden confronted the first explorers and early miners in the Hammond River region. Those miners who worked with persistence succeeded for the most part in developing small-scale projects constrained in scope by the inadequacies of their mechanical equipment, and the lack of technical knowledge and financial support. Nevertheless, because of the work done by these early explorers, the Hammond River has produced approximately eighty thousand ounces of placer gold, including the second largest gold nugget ever discovered in Alaska – a nugget weighing more than 135 ounces.

The Bench was first staked by Martin Slisco, and prospected by hand methods since the 1930’s, but no commercial production was recorded. During the late 1970’s, placer gold, including some nuggets characteristic of the Koyukuk Mining District were recovered by open cut prospecting and bulk sampling from a prospect pit at the northern end of the bench. The prospect pit was open to bedrock and with a nominal 20 feet of overburden exposed, indications were favourable for defining a large open pit mine-able placer gold deposit. The surface topography indicates the bench could extend up to 4,500 feet southerly from the prospect pit. Beyond that distance the bench is intersected by the present Hammond River Channel where past and ongoing erosion has removed all surface expression of the bench. Below that intersection, the bench has been eroded and during 1995, Silverado completed a Phase I drill program, completing 64 drill holes to the south of the prospect pit. Analysis of the data from the Phase I program determined that the Slisco Bench surface topography conceals an ancient gold bearing channel. Depths of drilling to bedrock were much deeper than anticipated. Several hundred feet south of the prospect pit bedrock depths are about 60 feet below surface, increasing to more than 230 feet in depth at a distance of 1,200 feet south of the prospect pit. The gravel layer at bedrock was found to contain encouraging and sometimes, significant placer gold content at channel bottom intercepts.

4.	Present Condition of the Property and Current State of Exploration

During 2006, we commenced drilling along the Slisco deep channel. By the end of fiscal 2006, an additional 39 drill holes with a total of 4,782 feet were completed. This exploration work was done to define the length of the Slisco deep channel. Phase one and Phase two drilling, sampling, and sample analysis of a total of 103 drill holes, has served to delineate the Slisco deep channel for a total length of 1800 lineal feet. Surface topography indicates that the channel could cover a length of up to 4,500 feet.

A drilling program is planned to explore the remaining 2,700 feet extending south from the present known location of the Slisco deep channel. Additional in-fill drilling will be necessary along the length of the channel, as well as potential gold bearing tributaries, and other areas by drilling fences or lines of drill holes with close hole spacing across the channel bottom. These holes will be necessary to ascertain the width of the channel, and to collect adequate sample data at close spacing, for mining feasibility studies. After completing the Phase one and Phase two drilling, data showed the channel to be narrower than the surface topography indicated and bedrock depths increased to the south. Present known maximum depth is 230 feet. We presently estimate that as many as several hundred additional drill holes would be necessary to fully define and evaluate the Slisco deep channel. The Slisco deep channel is presently in a state of ongoing exploration, and there is no camp, production facilities, or equipment located on the property. Currently, there is no power supply to the Hammond property. All support for ongoing and planned work on the property is currently provided from the Nolan Creek Camp.

5.	Geology

The primary areas of geological interest on the Hammond Property are the placer gold deposits, which are similar to the placer gold deposits present on the adjoining Nolan Gold Project. Geologically, the Slisco Bench gold-placer deposit is a deeply buried, permanently frozen, ancient and now abandoned river channel of the Hammond River. Subsequent to the geologic processes that forced the Hammond River to abandon its channel at Slisco Bench, glacial and peri-glacial processes (processes acting upon permanently frozen terranes) buried the gold-bearing gravel of the Slisco deposit with as much as 230 feet of frozen sedimentary detritus. The deep thickness of frozen overburden identified, probably prohibits the economical application of traditional open-pit methodologies. Underground placer gold recovery methods which we have utilized extensively would probably be used to remove the gold-bearing gravel.

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

The total area of all claims equals approximately 2.5 square miles and all claims are valid until September 1, 2007. There has been no legal survey on the claims.

There are 3 separate agreements covering the above mentioned 53 claims on the Ester Dome property.

(a)	Grant Mine

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

(b)	St. Paul / Barelka

The 22 State mineral claims called the St. Paul / Barelka claims are covered by a purchase agreement with Don May and Paul Barelka dated May 12, 1979. Our ownership interest is subject to the payment of 15% of net profits until $2,000,000 (inflation indexed from 1979) has been paid and 3% of net profits thereafter.

(c)	Dobbs

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

The Ester Dome property first became known as a result of the discovery of placer gold in the creeks draining Ester Dome in about 1902. By 1909, approximately 1.5 million oz. had been mined from alluvial deposits. Ultimately, approximately 4 million ounces of placer gold have been mined from creeks draining Ester Dome.

Shortly after the discovery of placer gold, lode claims were staked on quartz veins discovered on Ester Dome. By 1912, four stamp mills were operating in the area.

(a)	Grant Mine

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

Over the subsequent 8 years up to 1986, we completed an extensive surface exploration and underground development program as well as test milling the underground development muck from work on the O’Dea structure, in a small (approximately 50 tons per day) gravity mill, during 1980 – 1982. In 1984, we entered into a joint venture agreement with Aurex Inc., a subsidiary of Marubeni America Corporation to further explore and develop the Grant Mine plus a larger area of interest around the mine. Aurex withdrew from the joint venture at the end of 1985 and the mill was shut down in Jan. 1986. A total of approximately 22,000 tons of gold bearing rock were mined from the O’Dea structure during the period 1980 to January 1986, yielding 4,090 ounces of gold.

When Aurex became involved in the joint venture, a decision was made to construct a 230 ton per day gravity / cyanide mill to treat the expanded resource that had been outlined on the O’Dea structure above the 200’ level. This mill and related support facilities were constructed by Tri-con Mining Inc. for Silverado using a design provided by Melis Consulting Engineers Ltd. The completed mill was commissioned in October 1985 and was shut down in January 1986. During the short mill run, the plant operated above design capacity. Lower feed grades than had been forecast plus other underground problems caused Aurex to elect to withdraw from the project and a premature shutdown of the facility.

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

In June of 1990, ACNC (American Copper and Nickel Company) entered into a joint venture with us on the Grant Mine claims and a larger area of Ester Dome. This included the Dobbs, and St Paul / Barelka properties.

On the Grant Mine property, ACNC completed the drilling of 10 diamond drill holes and fourteen wedge cuts on the O’Dea – Irishman system totalling 10,097’. This work confirmed the previous drill grades and intercept width encountered by Silverado and helped to further define the O’Dea structure.

(b)	St. Paul / Barelka

The St. Paul / Barelka claims have undergone a significant amount of exploration since the early 1980’s when they were first acquired by us. The early work was in the form of electro-magnetic surveys, geochemical soil sampling, trenching and diamond and percussion drilling. Most recently, in 1991 -1992, ACNC completed 9 diamond drill holes and 3 rotary reverse circulation holes. Subsequent work in 1996-1997 amounted to over 10,000’ of trenching and 91 drill holes focusing on the St Paul structure which had been partially defined by our previous work.

(c)	Dobbs

The Dobbs property contains the Ethel – Elmes vein system and structure which had been located in the first work and prospecting that took place on Ester Dome in the early 1900’s. Exploration in the 1980’s by us revealed a mineralized shear zone up to 25’ wide containing high grade quartz veins and veinlets. This was the structure mined in 1987 – 1989 which generated approximately 71,620 tons of gold bearing material. Combined with the previously mined stockpile from the O’Dea vein, (11,000 tons), a total of approximately 82,620 tons were mined and milled during 1988 – 1989 producing 7,362 oz. of gold.

4.	Present Condition of the Property and Current State of Exploration

(a)	Grant Mine-O’Dea Vein:

The Grant Mine operations, including camp, buildings, machine shops and related equipment, were constructed in the late 1980’s. Our mill and equipment are in operating condition but are not currently operating. The mill has remained inactive since February 1989. The plant and equipment cost us $2,076,780. This amount has been written down to $nil on our audited financial statements. Power to the Grant Mine operations is provided by diesel powered generators located on site. Commercial power transmission lines cross through the property, and could provide power to the facilities for any future operations. Auxiliary power to the Grant Mine operations will be provided by diesel powered generators located on site. During fiscal 2006, our work on the property was limited to assessment work, reclamation and minimal research and development activities for converting the Grant Mine mill into a testing facility for producing low-rank-coal-water fuel. We plan to maintain claim rental payments for the current fiscal year and to continue with reclamation and assessment work.

If gold prices remain strong, we may re-commence exploratory drilling on our Ester Dome properties with the objective of increasing our database of geological information on these properties.

During 2007, our reclamation work will continue.

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

INDICATED	RESOURCE	ESTIMATE
BLOCK	SQ. FEET	WIDTH FEET	TONS	GRADE OZ /TON
CORE	305,620	10.9’	266,500	0.31

B.	DOBBS – (ETHEL – ELMES)

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

The Eagle Creek property is comprised of 77 Alaska state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The total area of the claims equals approximately 3080 acres and all claims are valid until September 1, 2007. There has been no legal survey on the claims. Ownership of the claims is in the name of Silverado Green Fuel. There is an option to purchase agreement with Arley Taylor (now with his descendants), to purchase a 100% interest in the property for $400,000 of which $68,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing. The original option agreement with A. Taylor was acquired through an agreement with S. Tan who assigned the agreement to us in consideration of 15% royalty from production (15% of net operating profits after payback of costs). As of November 30, 2006, we completed option payments on the Eagle Creek property in the amount of $5,000 and, as a result of this payment all of our mineral claims and options are in good standing.

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

4.	Present Condition of the Property and Current State of Exploration

We did not complete any exploration activity on the Eagle Creek property during 2006 other than assessment work and maintenance, and none is planned for 2007. However, extensive exploration drilling has shown gold mineralization throughout the property. Exploration of the Eagle Creek property is currently in the preliminary stages.

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

FEDERAL CLAIM MAINTENANCE FEES AND STATE CLAIM RENTALS

We pay federal claim maintenance fees for each of our federal mineral claims that are owned by us or are held by us under a purchase or lease agreement. An annual fee of $100 per claim is payable by us to the Bureau of Land Management for each claim. We paid aggregate annual federal claim maintenance fees of $41,120 during fiscal 2004, $39,500 during fiscal 2005, and $71,375 during fiscal 2006. The increase from fiscal 2005 to fiscal 2006 was because new claims were acquired at the Nolan Gold Project. We anticipate a similar amount as paid for fiscal 2006 will be due for fiscal 2007.

We pay Alaska state claim rentals for each of our state claims that are owned by us or are held by us under a purchase or lease agreement. An annual fee of $55 or $130 per claim is payable by us to the Alaska Department of Revenue for each claim. We paid aggregate Alaska state claim rental fees of $15,945 during fiscal 2004, 2005 and fiscal 2006 and anticipate a similar amount will be due for fiscal 2007.

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

Mineral reserve

Securities and Exchange Commission Industry Guide 7 Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations of the Securities and Exchange Commission defines a reserve’ as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

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

We currently are not a party to any pending legal proceedings and, to our knowledge, no material proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during our fourth quarter ended November 30, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the OTC Bulletin Board under the symbol SLGLF, on the Berlin Stock Exchange under the symbol SLGL and on the Frankfurt Stock Exchange under the symbol SLGL. The following table indicates the range of high and low bid information of our common shares for each quarter within the last two fiscal years:

OTCBB:
QUARTER ENDED	HIGH BID	LOW BID

November 30, 2004	$0.07	$0.06
February 28, 2005	$0.09	$0.05
May 31, 2005	$0.07	$0.03
August 31, 2005	$0.07	$0.03
November 30, 2005	$0.07	$0.04
February 28, 2006	$0.21	$0.05
May 31, 2006	$0.17	$0.10
August 31, 2006	$0.11	$0.06
November 30, 2006	$0.08	$0.05

BERLIN:
QUARTER ENDED	HIGH BID	LOW BID

November 30, 2004	$0.05	$0.05
February 28, 2005	$0.07	$0.03
May 31, 2005	$0.05	$0.03
August 31, 2005	$0.05	$0.03
November 30, 2005	$0.06	$0.03
February 28, 2006	$0.15	$0.04
May 31, 2006	$0.13	$0.08
August 31, 2006	$0.08	$0.04
November 30, 2006	$0.06	$0.04

FRANKFURT:
QUARTER ENDED	HIGH BID	LOW BID

November 30, 2004	$0.05	$0.05
February 28, 2005	$0.07	$0.04
May 31, 2005	$0.05	$0.03
August 31, 2005	$0.05	$0.03
November 30, 2005	$0.06	$0.03
February 28, 2006	$0.16	$0.04
May 31, 2006	$0.13	$0.07
August 31, 2006	$0.08	$0.05
November 30, 2006	$0.06	$0.04

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF COMMON SHARES

As at March 5, 2007, we had 638,360,052 common shares issued and outstanding that was held by approximately 3,803 registered holders.

DIVIDENDS

We have not declared any dividends on our common stock in the two most recent fiscal years.

We are restricted in our ability to pay dividends by limitations under British Columbia law relating to the sufficiency of profits from which dividends may be paid. In addition, Silverado’s Articles (the equivalent of the Bylaws of a United States corporation) provide that no dividend shall be paid otherwise than out of funds or assets properly available for the payment of dividends and declaration by the directors as to the amount of such funds or assets available for dividends shall be conclusive.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Set forth in the table below is information regarding awards made through equity compensation plans through November 30, 2006, for our last two fiscal years.

Equity Compensation Plan Information

Number of
	securities to be	Weighted-	Number of
	issued upon	average exercise	securities
	exercises of	price of outstanding	available for
	outstanding options,	options, warrants,	future plan
Plan Category	warrants, and rights	and rights	issuance
Equity compensation plans approved
by security holders	N/A	N/A	N/A

Equity compensation plans not
approved by shareholders

2006 Stock Option Plan	31,100,000	$0.05	5,900,000
2006-II Stock Option Plan	27,300,000	$0.07	700,000

On January 4, 2006, our Board of Directors adopted the 2006 Stock Option Plan (the "2006 Plan"). The 2006 Plan authorizes the issuance of options to purchase our common stock to directors, officers, employees, and eligible consultants. We reserved 37,000,000 shares of our Common Stock for awards to be made under the 2006 Plan. On April 11, 2006, we filed a registration statement on Form S-8 to register all 37,000,000 of such shares. The 2006 Plan is to be administered by a committee of two or more members of the Board of Directors. The 2006 Plan allows for the issuance of incentive stock options (which can only be granted to employees) and non-qualified stock options. The committee shall determine the type of option granted, the exercise price, the option term (which may be no more than ten years), and terms and conditions of exercisability.

On March 29, 2006, our Board of Directors adopted the 2006-II Stock Option Plan (the "2006-II Plan"). The 2006-II Plan authorizes the issuance of options to purchase our common stock to directors, officers, employees, and eligible consultants. We reserved 28,000,000 shares of our Common Stock for awards to be made under the 2006-II Plan. On March 31, 2006, we filed a registration statement on Form S-8 to register all 28,000,000 of such shares. The 2006-II Plan is to be administered by a committee of one or more members of the Board of Directors, and Mr. Garry L. Anselmo and Mr. James F. Dixon were named members of the committee charged with administering the 2006-II Plan. The 2006-II Plan allows for the issuance of incentive stock options (which can only be granted to employees) and non-qualified stock options. The committee shall determine the type of option granted, the exercise price, the option term (which may be no more than ten years), and terms and conditions of exercisability.

RECENT SALES OF UNREGISTERED SECURITIES

We have not sold any unregistered securities during the last fiscal year other than those previously reported in Quarterly Reports on Form 10-QSB or Current Reports on Form 8-K and filed with the Securities and Exchange Commission.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Our plan of operation for the next twelve months is discussed below:

The Nolan Gold Project

We are continuing our exploration program on the Nolan Gold Project. The objective of this exploration program is to continue with the mining of the Swede Channel, then move our underground operations into the Mary’s East deposit. We will install an adit into Mary’s East, and continue to drift into the bench of gold bearing placer gravel which has been defined by drilling. This underground work will continue until approximately the Middle of March, 2007, or until the ambient air temperature reaches a temperature too warm to ventilate the frozen underground workings. The underground workings will be sealed to prevent thawing of the permafrost tunnels. The underground work and stockpiling of gold bearing gravel will recommence when the freezing temperatures return late in the fall or early winter of 2007. During the spring and summer months, work at the Nolan Project will include processing the stockpiled gravel from the Swede Channel and Mary’s East through the sluice plant, which is installed and ready for operation. Sluicing will begin during June, or when the stockpiles have been sufficiently thawed to ensure liberation of gold from the gravel and sand matrix. Gold will be inventoried and prepared for marketing once the processing operations are completed. Reclamation work will be in progress throughout the summer and into fall. Our objective will be to reclaim 10 acres of disturbed surface area, while limiting 2007 surface disturbance to 5 acres or less. We work closely with the government agencies responsible for managing the lands that we work, and pride ourselves in being responsive and responsible stewards of the land. Our drilling program will be aimed at placer gold exploration, and lode gold exploration. Placer drilling will focus on a series of targets on the hillside benches. Lode drilling will be along the Solomon’s Shear trend, and designed to provide a better three dimensional understanding of the mineralized sections of the structure and how it is related to the placer gold deposits of the Nolan Creek area. If our budget permits, we will do further drilling on the Slisco deep channel. Our exploration work will provide a basis for the assessment of the feasibility of future additional exploration activities, including test mining activities, at the Nolan Gold Project.

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

1.

To identify surface or sub-surface placer deposits at our Nolan Gold Project that are prospective for test mining operations. In general, these deposits are located on benches that are ancient river beds and lakeshore deposits located above the present channel of Nolan Creek. These deposits include Mary’s Bench, Wooll Bench, Workman’s Bench, Swede Channel, Upper Nolan Creek (deep channel), Lower Nolan Bench and Mary’s East including areas adjoining to the north, east and south. The objectives of our drilling program will include the determination of the nature and extent of areas of known bench deposits that are prospects for test mining operations and the identification of new bench deposits that may be prospects for test mining operations. Mary’s Bench East and areas adjoining north, east and south as well as, the Swede Channel and the areas adjoining to the east and south, in that order, are our exploration priorities as they have showed the most positive results from earlier exploration that we have completed. Wooll Bench and Workman’s Bench have been less extensively explored with only limited drilling. The Lower

Nolan Bench has not been drilled. The newly acquired Topnotch property may also be a priority target during fiscal 2007.

2.

To determine whether there is a potential lode deposit of gold which may be the source of the placer gold found on the Nolan Gold Project. A lode deposit of gold occurs when gold is present in its host rock as differentiated from placer gold which is gold that has been removed from its host rock by the process of erosion, our combined and re-concentrated down gravity drill, trench, geologic and geophysical work well be part of our on-going investigations to determine whether there exist one or more lode deposit on the Nolan Gold project that could be the source of our placer gold deposits.

3.

To identify any placer deposits at the Slisco Bench deposit, which is located on our Hammond River property that are prospective for test mining operations. The Slisco Bench (deep channel) deposit is approximately 3 to 4 miles northeast of the Nolan Deep Channel.

We have been working on interpreting the geology of the Nolan area since 1979, when we first acquired the project. Our latest and most extensive exploration program began in early 2003 and was directed at improving our placer deposit definition and discovering potential lode sources of the placer gold. Our senior exploration geologists and mining engineers have worked to move this objective forward. Our exploration efforts have included the analysis of geophysical data, geochemical sampling results, company records and analysis provided by government mineral investigation efforts and publications as well as the trenching and exploration drilling of target areas.

We plan to spend up to $2,539,000 in the next twelve months in carrying out our exploration activities for the Nolan Gold Project. Of this amount, we anticipate approximately $759,000 will be spent on test mining activities, with the balance being spent on maintaining our properties, and other exploration activities, including the drilling program on the Mary’s Bench East deposit, and lode drilling and trenching on the Solomons Shear. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking sufficient financing to enable us to proceed with these plans and will require additional financing if we are able to proceed with our exploration plans, including our ongoing underground test mining activities. Further, while the amount of exploration expenditures may be off-set by any recoveries from sales of gold that we may achieve from test mining activities, we anticipate that these recoveries will not exceed our costs of exploration. However, at this time we are achieving recoveries from sales of gold.

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

We do not have any commercially viable reserves on any of our properties that comprise the Nolan Gold Project or any of our other properties. We plan to carry out exploration activities on the Nolan Gold Project that are referred to as “test mining activities”. That “test mining” is the work described in the plans for Swede Channel test mining, and Mary’s East test mining. The objective of the test mining activities on the Nolan Gold Project is to expand our knowledge of the placer deposits on the Nolan Gold Project and to develop a cost effective method for working the deposits. While the irregular high grade nature of these deposits may preclude attainment of “reserve” categories; management does believe that we may be attaining profitability presently or soon, depending on the considerable increase of recovered gold this year anticipated over last. Profitability is the objective, while at the minimum we endeavour to pay for a portion of the expense associated with exploration of the Nolan Gold Project. As we have not established commercially viable reserves on the Nolan Gold Project, we anticipate that recoveries of gold from test mining activities may not be sufficient to pay for the full cost of exploration on the other hand it may. This could be a turning year for us. There is no assurance that our test mining activities will result in a final evaluation that a commercially viable lode or placer mineral deposit exists on any of our mineral properties that comprise the Nolan Gold Project.

Ester Dome Property

During 2007, we plan to complete the closure of the Grant Mill Tailings Pond. This pond is filled to capacity, and will be capped and decommissioned after a final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies. A meaningful exploration program may be completed during the summer months to explore for and identify small high-grade gold anomalies as well as larger low-grade gold anomalies.

Completing the 2007 exploration work plan will be contingent on available funding.

Hammond Property

The encouraging drill results to date, the potential of extending the Slisco Channel to the southeast plus the possibility of discovering gold bearing tributary channels, make this an exciting prospect for additional discoveries. During the summer of 2007, a series of drill holes may be completed to explore for the extension of the Slisco Channel to the south. Presently, it has been traced for 1,800 feet. The drill program will also seek to define any gold bearing tributaries to the Slisco Channel.

This project will require additional funding for the company. Even if funding is acquired, there is no assurance that a commercial gold bearing placer deposit will be developed. Even if a gold bearing deposit is developed, additional funding will be required to mine the deposit, and until a feasibility study is completed, there is no assurance that the deposit will be profitable to mine.

Eagle Creek Property

During 2007, annual assessment work will be completed on the Eagle Creek property to keep the mining claims in good standing. Assessment work will be focused on the Northwest part of the claim block, where drilling and trenching has defined an intrusive host rock, thought to be a sill, containing low grade gold, silver and antimony mineralization. If funding permits, the company will design a drilling program to further investigate the gold and by-product mineral distribution of the intrusive. Additional work will also be completed on the Number One Vein. The Number One Vein was the lode quartz structure which has been mined commercially for antimony.

Completing the 2007 work plan will be contingent on available funding. Even if funding becomes available, there is no assurance that a commercial gold-silver-antimony deposit will be defined. A commercially viable economic mineral deposit has not been defined on the property, and there is no assurance that a commercially viable economic mineral deposit exists on the property.

Low-Rank Coal-Water Fuel Project

We anticipate spending approximately $300,000 during the current fiscal year on our work to seek funding from the United States federal governments and state governments in connection with establishment of the demonstration facility at the Grant Mill. We will also pursue financing for this project from private sources. There is no assurance that any financing will be obtained from either government of private sources to fund this project. It is the case however, that two divisions of the state of Mississippi government have agreed to begin funding the start-up of our demonstration facility subject to certain terms and conditions as outlined in a recently signed agreement between ourselves and part of the State of Mississippi.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

ITEM 7.	FINANCIAL STATEMENTS.

Our audited financial statements for the year ended November 30, 2006, as set forth below, are included with this Annual Report on Form 10-KSB. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

Page

Report of Independent Registered Public Accounting Firm – Berkovits, Lago & Company, LLP	F-1

Consolidated Balance Sheets, November 30, 2006 and 2005	F-2

Consolidated Statements of Operations and other Comprehensive Income for the Years Ended November 30, 2006 and 2005 and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2006

F-3

Consolidated Statement of Stockholders’ Equity (Deficiency) for the and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2006	F-4 to F-8

Consolidated Statements of Cash Flows for the Years Ended November 30, 2006 and 2005 and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2006	F-9

Notes to Consolidated Financial Statements	F-10 to F-29

SILVERADO GOLD MINES LTD.

(An Exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006 and 2005

(Stated in United States Dollars)

BERKOVITZ, LAGO & COMPANY, LLP
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Silverado Gold Mines Ltd.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Silverado Gold Mines Ltd. and Subsidiary (An Exploration Stage Company) as of November 30, 2006 and 2005, and the related consolidated statements of operations and other comprehensive income, stockholders’ deficiency, and cash flows for the two years ended November 30, 2006 and 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. Our opinion on the consolidated statements of operations and other comprehensive income, stockholders’ deficiency, and cash flows for the period since recommencement of the exploration stage, December 1, 2001 to November 30, 2006 insofar as it relates to amounts for the prior periods through November 30, 2004 is based on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Silverado Gold Mines Ltd. and Subsidiary (An Exploration Stage Company) as of November 30, 2006 and 2005, and the results of its operations and its cash flows for the two years ended November 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Berkovits, Lago & Company, LLP

Fort Lauderdale, Florida
March 9, 2007

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2006 and 2005
(Stated in United States Dollars)

ASSETS	2006	2005

Current
Cash and cash equivalents	$3,509,418	$408,589
Gold inventory	511,629	27,916
Other receivables	9,972	6,594

	4,031,019	443,099
Property, plant and equipment, net	1,053,533	1,285,553

	$5,084,552	$1,728,652

LIABILITIES
Current
Accounts payable and accrued liabilities	$332,229	$393,058
Mineral claims royalty payable	380,000	400,000
Payable to related party	359,834	70,282
Convertible debentures	140,000	176,652
Capital lease obligation, current portion	129,286	258,254

	1,341,349	1,298,246
Asset retirement obligation	521,058	539,453
Capital lease obligations	247,129	463,895

	2,109,536	2,301,594

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock
Authorized: unlimited common shares with no par value
Issued and outstanding:
630,785,052 common shares (2005: 355,054,275)	82,538,598	71,526,738
Additional paid-in capital	466,314	466,314
Subscriptions received	273,600	54,500
Accumulated deficit during exploration stage	(80,303,496)	(72,620,494)

	2,975,016	(572,942)

	$5,084,552	$1,728,652

APPROVED BY THE DIRECTORS:

	//Garry L. Anselmo//		//James F. Dixon//
Director		Director

	Garry L. Anselmo		James F. Dixon

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS & OTHER COMPREHENSIVE INCOME
for the years ended November 30, 2006 and 2005
(Stated in United States Dollars)

			Period Since
			Recommencement Of
			Exploration Stage
	Year ended November 30		December 1, 2001
			To November 30,
	2006	2005	2006
General and Administrative Expenses
Accounting and audit	$109,623	$72,294	$283,637
Advertising and promotion	327,082	215,247	1,804,599
Consulting fees	1,223,060	362,272	5,606,290
Depreciation, accretion and impairment	226,587	259,087	1,970,247
Exploration expenses	3,252,320	746,196	11,879,680
Financing activities	-	252,003	252,003
Interest on convertible debentures	11,200	13,033	684,607
Interest on capital lease obligations	43,187	56,427	300,776
Legal	264,169	64,914	535,657
Management services	1,028,335	653,010	2,950,854
Office	941,372	499,726	2,728,316
Other interest and bank charges	8,845	7,306	36,482
Reporting and investor relations	197,147	62,253	311,786
Research	129,698	120,293	735,377
Transfer agent fees and mailing	60,688	23,125	152,037
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875

Total General and Administrative Expenses	7,823,313	3,407,186	31,677,752

Loss from Operations	(7,823,313)	(3,407,186)	(31,677,752)

Interest and other income	145,189	2,296	237,979

Cumulative effect of accounting change	-	-	(153,226)

Other comprehensive income
Gain (loss) on foreign exchange	(4,878)	10,783	138,195

Comprehensive loss for the period	$(7,683,002)	$(3,394,107)	$(31,454,804)

Net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of
common shares outstanding	532,400,802	280,724,907

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the years ended November 30, 2002 to 2006
(Stated in United States Dollars)

						Deficit
						Accumulated
				Additional		During the
	Common Stock		Share	Paid-in	Deferred	Exploration
	Shares	Amount	Subscriptions	Capital	Compensation	Stage	Total

Balance, November 30, 2001	42,423,988	$47,056,285	$-	$-	$-	$(48,904,944)	$(1,848,659)
Shares issued:
For options exercised
January 2002 @ $0.15 per share	3,700,000	555,000	-	-	-	-	555,000
April 2002 @ $0.11 per share	2,000,000	220,000	-	-	-	-	220,000
May 2002 @ $0.125 per share	1,200,000	150,000	-	-	-	-	150,000
For warrants exercised
March 2002 @ $0.05 per share	5,300,000	265,000	-	-	-	-	265,000
April 2002 @ $0.08 per share	2,000,000	160,000	-	-	-	-	160,000
July 2002 @ $0.35 per share	1,800,000	630,000	-	-	-	-	630,000
July 2002 @ $0.20 per share	2,000,000	400,000	-	-	-	-	400,000
August 2002 @ $0.10 per share	5,150,000	515,000	-	-	-	-	515,000
For consulting fees
February 2002 @ $0.11 per share	1,091,667	120,084	-	-	-	-	120,084
April 2002 @ $0.12 per share	350,000	42,000	-	-	-	-	42,000
May 2002 @ $0.13 per share	308,333	40,083	-	-	-	-	40,083
May 2002 @ $0.15 per share	391,667	60,000	-	-	-	-	60,000
February 2002 @ $0.18 per share	350,000	63,000	-	-	-	-	63,000
June 2002 @ $0.23 per share	308,333	70,917	-	-	-	-	70,917
August 2002 @ $0.34 per share	300,000	102,000	-	-	-	-	102,000
August 2002 @ $0.35 per share	41,667	14,583	-	-	-	-	14,583
June 2002 @ $0.38 per share	41,667	14,583	-	-	-	-	14,583
July 2002 @ $0.39 per share	83,333	32,500	-	-	-	-	32,500
October 2002 @ $0.40 per share	41,667	16,667	-	-	-	-	16,667
November 2002 @ $0.41 per share	268,333	109,217	-	-	-	-	109,217
September 2002 @ $0.43 per share	925,005	397,752	-	-	-	-	397,752
October 2002 @ $0.44 per share	50,000	22,000	-	-	-	-	22,000
September 2002 @ $0.46 per share	41,667	19,167	-	-	-	-	19,167
September 2002 @ $0.48 per share	100,000	48,000	-	-	-	-	48,000
November 2002 @ $0.60 per share	99,996	59,998	-	-	-	-	59,998
For private placements, net of commissions
December 2002 @ $0.04 per share	2,500,000	100,000	-	-	-	-	100,000
February 2002 @ $0.05 per share	5,300,000	265,000	-	-	-	-	265,000
April 2002 @ $0.09 per share	2,000,000	180,000	-	-	-	-	180,000
May 2002 @ $0.10 per share	2,000,000	200,000	-	-	-	-	200,000
June 2002 @ $0.15 per share	4,000,000	600,000	-	-	-	-	600,000
July 2002 @ $0.26 per share	250,000	65,000	-	-	-	-	65,000
July 2002 @ $0.30 per share	1,200,000	360,000	-	-	-	-	360,000
September 2002 @ $0.38 per share	400,000	152,000	-	-	-	-	152,000
November 2002 @ $0.32 per share	3,125,000	1,000,000	-	-	-	-	1,000,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

continued:

						Deficit
						Accumulated
				Additional		During the
	Common Stock		Share	Paid-in	Deferred	Exploration
	Shares	Amount	Subscriptions	Capital	Compensation	Stage	Total

In lieu of payment for debentures
December 2002 @ $0.10 per share	1,628,971	$162,897	$-	$-	$-	$-	$162,897
June 2002 @ $0.11 per share	1,437,520	158,127	-	-	-	-	158,127
March 2002 @ $0.13 per share	1,234,710	160,512	-	-	-	-	160,512
September 2002 @ $0.37 per share	2,643,107	984,391	-	-	-	-	984,391
Subscriptions received	-	-	268,613	-	-	-	268,613
Stock option granted	-	-	-	292,320	(164,213)	-	128,107
Net loss for the year	-	-	-	-	-	(6,965,911)	(6,965,911)

Balance, November 30, 2002	98,086,631	55,571,763	268,613	292,320	(164,213)	(55,870,855)	97,628
Shares issued:
For private placements (net)
December 2002 @ $0.50 per share	5,500,000	2,750,000	-	-	-	-	2,750,000
January 2003 @ $0.55 per share	909,091	500,000	-	-	-	-	500,000
April 2003 @ $0.33 per share	3,525,582	1,163,400	-	-	-	-	1,163,400
July 2003 @ $0.15 per share	1,666,667	250,000	-	-	-	-	250,000
August 2003 @ $0.10 per share	13,050,000	1,305,000	-	-	-	-	1,305,000
Commissions paid	-	(641,155)	-	-	-	-	(641,155)
For options exercised
December 2002 @ $0.35 per share	200,000	70,000	-	-	-	-	70,000
For warrants exercised
August 2003 @ $0.08 per share	10,864,539	884,121	-	-	-	-	884,121
July 2003 @ $0.12 per share	954,546	114,546	-	-	-	-	114,546
September 2003 @ $0.10 per share	3,459,086	345,908	-	-	-	-	345,908
For consulting fees
November 2003 @ $0.22 per share	2,511,668	554,085	(268,613)	-	-	-	285,472
In lieu of payment for debentures
December 2002 @ $0.38 per share	372,818	141,671	-	-	-	-	141,671
April 2003 @ $0.18 per share	3,274,865	588,893	-	-	-	-	588,893
August 2003 @ $0.14 per share	913,551	127,897	-	-	-	-	127,897
November 2003 @ $0.46 per share	738,308	340,006	-	-	-	-	340,006
Subscriptions received	-	-	115,000	-	-	-	115,000
Amortization of stock-based compensation	-	-	-	-	129,397	-	129,397
Stock option granted	-	-	-	171,994	(42,896)	-	129,098
Net loss for the year	-	-	-	-	-	(8,519,169)	(8,519,169)
Balance, November 30, 2003	146,027,352	64,066,135	115,000	464,314	(77,712)	(64,390,024)	177,713

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

continued:

						Deficit
						Accumulated
				Additional		During the
	Common Stock		Share	Paid-in	Deferred	Exploration
	Shares	Amount	Subscriptions	Capital	Compensation	Stage	Total

Shares issued:
For private placements
December 2003 @ $0.075 per share	1,533,894	$115,000	$(115,000)	$-	$-	$-	$-
February 2004 @ $0.075 per share	15,390,070	1,154,255	-	-	-	-	1,154,255
June 2004 @ $0.05 per share	21,666,667	1,083,334	-	-	-	-	1,083,334
September 2004 @ $0.04 per share	2,500,000	100,000	-	-	-	-	100,000
September 2004 @ $0.035 per share	2,857,143	100,000	-	-	-	-	100,000
October 2004 @ $0.06 per share	1,166,667	70,000	-	-	-	-	70,000
November 2004 @ $0.03 per share	10,000,000	300,000	-	-	-	-	300,000
Commissions paid	-	(357,690)	-	-	-	-	(357,690)
For warrants exercised
January 2004 @ $0.075per share	8,876,597	665,745	-	-	-	-	665,745
November 2004 @ $0.03 per share	6,000,000	180,000	-	-	-	-	180,000
For consulting fees
January 2004 @ $0.14 per share	495,000	69,300	-	-	-	-	69,300
April 2004 @ $0.09 per share	750,000	67,500	-	-	-	-	67,500
April 2004 @ $0.10 per share	50,000	5,000	-	-	-	-	5,000
April 2004 @ $0.137 per share	720,000	98,640	-	-	-	-	98,640
June 2004 @ $0.12 per share	410,000	49,200	-	-	-	-	49,200
August 2004 @ $0.07 per share	150,000	10,500	-	-	-	-	10,500
November 2004 @ $0.06 per share	1,516,667	91,000	-	-	-	-	91,000
November 2004 @ $0.06 per share	2,325,000	186,000	-	-	-	-	186,000
In lieu of payment for debentures
December 2003 @ $0.11 per share	1,119,342	123,128	-	-	-	-	123,128
February 2004 @ $0.10 per share	559,915	55,992	-	-	-	-	55,992
June 2004 @ $0.067 per share	248,685	16,660	-	-	-	-	16,660
September 2004 @ $0.049 per share	86,588	4,243	-	-	-	-	4,243
Subscriptions received	-	-	70,000	-	-	-	70,000
Amortization of stock-based compensation		-	-	-	77,712	-	77,712
Stock-based compensation	-	-	-	2,000	-	-	2,000
Net loss for the year	-	-	-	-	-	(4,836,363)	(4,836,363)
Balance, November 30, 2004 (Restated)	224,449,587	68,253,942	70,000	466,314	-	(69,226,387)	(436,131)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

continued:

						Deficit
						Accumulated
				Additional		During the
	Common Stock		Share	Paid-in	Deferred	Exploration
	Shares	Amount	Subscriptions	Capital	Compensation	Stage	Total

Shares issued:
For private placements
December 2004 @ $0.032 per share	3,076,924	$100,000	$(70,000)	$-	$-	$-	$30,000
February 2005 @ $0.04 per share	562,500	22,500	-	-	-	-	22,500
October 2005 @ $0.0275 per share	5,454,546	150,000	-	-	-	-	150,000
November 2005 @ $0.02 per share	8,250,000	165,000	-	-	-	-	165,000
November 2005 @ $0.025 per share	8,000,000	200,000	-	-	-	-	200,000
November 2005 @ $0.03 per share	38,540,338	1,156,210	-	-	-	-	1,156,210
November 2005 @ $0.032 per share	56,335,379	1,267,546	-	-	-	-	1,267,546
Commissions paid	-	(325,363)	-	-	-	-	(325,363)
For consulting fees
December 2004 @ $0.025 per share	2,000,000	50,000	-	-	-	-	50,000
December 2004 @ $0.033 per share	1,150,000	38,000	-	-	-	-	38,000
January 2005 @ $0.06 per share	420,000	25,200	-	-	-	-	25,200
January 2005 @ $0.07 per share	160,000	11,200	-	-	-	-	11,200
January 2005 @ $0.09 per share	160,000	14,400	-	-	-	-	14,400
February 2005 @ $0.05 per share	1,450,000	72,500	-	-	-	-	72,500
February 2005 @ $0.08 per share	895,000	71,600	-	-	-	-	71,600
May 2005 @ $0.04 per share	50,000	2,000	-	-	-	-	2,000
Subscriptions received	-	-	54,500	-	-	-	54,500
Stock-based compensation
December 2004 @ $0.07 per share	600,001	42,000	-	-	-	-	42,000
December 2004 @ $0.06 per share	3,500,000	210,003	-	-	-	-	210,003
Net loss for the year	-	-	-	-	-	(3,394,107)	(3,394,107)
Balance, November 30, 2005	355,054,275	$71,526,738	$54,500	$466,314	$-	$(72,620,494)	$(572,942)

Shares issued:
For private placements
December 2005 @ $0.028 per share	4,285,715	120,000	-	-	-	-	120,000
December 200 @ $0.035 per share	428,573	15,000	(15,000)	-	-	-	-
January 2006 @ $0.025 per share	85,806,201	2,145,145	-	-	-	-	2,145,145
January 2006 @ $0.03 per share	14,020,000	420,600	(8,000)	-	-	-	412,600
January 2006 @ $0.0325 per share	4,776,924	155,250	-	-	-	-	155,250
January 2006 @ $0.038 per share	1,914,475	72,750	-	-	-	-	72,750
February 2006 @ $0.114 per share	788,782	90,000	-	-	-	-	90,000
April 2006 @ $0.06 per share	71,626,667	4,297,600	-	-	-	-	4,297,600
April 2006 @ $0.07 per share	9,900,001	693,000	-	-	-	-	693,000
May 2006 @ $0.08 per share	5,650,000	452,000	-	-	-	-	452,000
May 2006 @ $0.10 per share	4,000,000	400,000	-	-	-	-	400,000
October 2006 @ $0.0285 per share	35,087,719	1,000,000	-	-	-	-	1,000,000
Commissions paid	-	(1,170,791)	-	-	-	-	(1,170,791)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

continued:

						Deficit
						Accumulated
				Additional		During the
	Common Stock		Share	Paid-in	Deferred	Exploration
	Shares	Amount	Subscriptions	Capital	Compensation	Stage	Total

For warrants exercised
December 2005 @ $0.0225 per share	1,400,000	$31,500	$(31,500)	$-	$-	$-	$-
July 2006 @ $0.04 per share	18,888,888	755,556	-	-	-	-	755,556
July 2006 @ $0.069 per share	11,081,832	767,000	-	-	-	-	767,000
For consulting fees
March 2006 to November 2006 @ $0.13 per share	6,075,000	767,250	-	-	-	-	767,250
Subscriptions received	-	-	273,600	-	-	-	273,600
Net loss for the year	-	-	-	-	-	(7,683,002)	(7,683,002)
Balance, November 30, 2006	630,785,052	$82,538,598	$273,600	$466,314	$-	$(80,303,496)	$(2,975,016)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2006 and 2005
(Stated in United States Dollars)

			Period Since
			Recommencement
			Of Exploration Stage
	Years Ended November 30		December 1, 2001
	2006	2005	to November 30, 2006
Cash Flows used in Operating Activities
Net loss for the period	$(7,683,002)	$(3,394,107)	$(31,454,804)
Adjustments to reconcile loss to net cash provided
by (used in) operating activities:
Cumulative effect of accounting change	-	-	153,226
Depreciation, accretion and impairment	226,587	259,087	1,970,247
Stock based compensation	219,100	(15,500)	2,641,550
Stock issued for debenture	-	-	217,687
Non-cash consulting expense	767,250	284,900	1,629,290
Non-cash financing expense	-	252,003	252,003
Interest accrued	-	-	486,370
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in non-cash operating working capital:
Other receivables	(3,378)	1,568	(7,097)
Gold inventory	(483,713)	20,903	(500,489)
Prepaid expense	-	122,000	-
Accounts payable and accrued liabilities	(79,222)	27,761	(282,557)
Increase in mineral claims royalty payable	(20,000)	80,000	63,500

Net cash used in Operating Activities	(7,056,378)	(2,361,385)	(23,385,670)

Cash Flows provided by Investing Activities
Purchase of property, plant and equipment	(49,604)	(7,312)	(1,384,309)
Disposal of property, plant and equipment	55,037	49,200	207,289

Net cash provided (used) from Investing Activities	5,433	41,888	(1,177,020)

Cash Flows from Financing Activities
Common stock issued for cash (net of share issue cost)	10,244,610	2,736,309	28,852,413
Repayment of convertible debentures	(36,652)	-	(74,999)
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligations	(345,734)	(91,333)	(755,192)
Due to related party	289,550	70,282	68,522

Net cash provided from Financing Activities	10,151,774	2,715,258	28,055,015

Net change in cash and cash equivalents	3,100,829	395,761	3,492,325

Cash and cash equivalents, beginning of period	408,589	12,828	17,093

Cash at end of the period	$3,509,418	$408,589	$3,509,418

Supplemental information:

Interest on capital lease	$43,187	$56,427	$300,776

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2006 and 2005
(Stated in United States Dollars)

Note 1	Nature and Continuance of Operations

The Company is an exploration stage company and is in the process of exploring its resource properties and has not yet determined whether these properties contain reserves that are economically recoverable. The company is also engaged in the research and development of low-rank coal-water fuel as a replacement for oil fired boilers and utility generators.

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

Basic loss per share is computed by dividing the loss for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. Fully diluted amounts are not presented when the effects of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in United States Dollars) – Page 2

Note 2

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

The Securities and Exchange Commission’s Exchange Act Guide 7, “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” requires that mining companies in the exploration stage should not refer to themselves as development stage companies in the financial statements, even though such companies should comply with Financial Accounting Standard Board Statement No. 7, if applicable. Accordingly, the Company has not been referred to as being a development stage company. Accumulated results of operations are presented from December 1, 2001, the date the Company re-entered the exploration stage.

g)	Gold Inventory

Gold inventory is valued at the lower of weighted average cost and estimated net realizable value.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in United States Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies

h)	Mineral Claim Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed. During the fiscal year 2006 the Company sold 204.35 troy ounces of gold for proceeds of $87,357 which have been directly applied as a reduction to exploration costs.

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

j)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from these estimates.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in United States Dollars) – Page 4

Note 2	Summary of Significant Accounting Policies

j)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided on a straight line basis as follows:

Building, plant and equipment	3 to 20 years
Mining equipment under capital lease	10 years
Auto and trucks	10 years
Computer equipment	3 years

k)	Cash and Cash Equivalents

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
November 30, 2006 and 2005
(Stated in United States Dollars) – Page 5

Note 2	Summary of Significant Accounting Policies

o)	Accounting for Stock-based Compensation

Effective November 1, 2002, the Company adopted the fair value recognition provision of SFAS No. 123, “Accounting for Stock-based Compensation”. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure”, compensation cost recognized in 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for prior years have not been restated. The value of shares issued to non-employees for services is measured at the date the services are performed.

p)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123 (R), “Share-Based Payments.” Prior to December 1, 2006 we accounted for our employee stock option plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost related to stock options was recognized in the Statements of Income for periods prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. After December 1, 2006 we will adopt 123 (R). The adoption will increase expense and thus reduce profit or increase loss to the extent of the fair value of the share-based payments made during the current fiscal year.

In February 2006, the FASB issued Statement of Financial Accounting Standards No.155 (SFAS 155) “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133 to permit fair value measurement for certain hybrid financial instruments that contain an embedded derivative, provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for the first fiscal year that begins after September 15, 2006. This did not have any impact on our consolidated financial statements.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in United States Dollars) – Page 6

p)	Recent Accounting Pronouncements (continued)

cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company expects to recognize a liability of approximately $3.3 million as a result of adopting FIN 48.

In September 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the financial statements.

On September 29, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(r)” (SFAS 158). The Statement requires the recognition of the over funded or under funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and the recognition of the changes of the funded status in the year in which the changes occur through comprehensive income. Implementation of SFAS 158 is required as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 would not have an impact on the Company’s financial statements because the Company does not currently have any defined benefit pension or other postretirement benefit plans.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
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
November 30, 2006 and 2005
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

C)	Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. The Company is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. As at November 30, 2006, royalty payments totalling $380,000 (2005: $400,000) are unpaid, in arrears, and included in mineral claims payable.

D)	Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. The Company has an option agreement to purchase a 100% interest in the property for $400,000 of which $68,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in United States Dollars) – Page 9

Note 4	Property, Plant and Equipment

Property, plant and equipment primarily include mining equipment and camp facilities at the Nolan Gold Project.

		2006
		Accumulated	Net Book
	Cost	Amortization	Value

Nolan Gold Project buildings	$63,000	$63,000	$-
Nolan mining equipment	869,630	431,754	437,876
Nolan mining equipment
under capital lease	819,842	216,923	602,919
Other equipment	447,047	434,309	12,738

	$2,199,519	$1,145,986	$1,053,533

		2005
		Accumulated	Net Book
	Cost	Amortization	Value

Nolan Gold Project buildings	$63,000	$63,000	$-
Nolan mining equipment	849,230	346,830	502,400
Nolan mining equipment
under capital lease	949,342	171,631	777,711
Other equipment	426,834	421,392	5,442

	$2,288,406	$1,003,060	$1,285,553

Note 5	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:
	2006	2005

Accounts payable	$233,802	$302,124
Accrued interest	98,427	90,934

	$332,229	$393,058

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
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

Reconciliation of asset retirement obligation for the year ended November 30, 2006:

	Grant	Nolan
	Mine	Project	Total
Balance, December 1, 2005	$347,287	$192,166	$539,453
Accretion expense	-	26,973	26,973
Liabilities settled	-	(45,368)	(45,368)
Balance, November 30, 2006	$347,287	$173,771	$521,058

Note 7	Convertible Debentures – Note 9

Convertible debentures outstanding at November 30, 2006 and 2005 consisted of the following:

	2006	2005
Issued in 1994	$140,000	$140,000
Issued in 1999	-	36,652
	140,000	176,652
Less: current portion	(140,000)	(176,652)
	$-	$-

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
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

Remaining debentures of $140,000 plus accrued interest of $98,427 are in default, however, it is unclear whether they will be exchanged for replacement debentures.

b)

In February 1999 the Company issued a debenture for $75,000 with interest payable at a rate of 5.0% per annum. The debenture is unsecured and it was due on February 28, 2002. The balance at November 30, 2005 was $36,652, During the year ended November 30, 2006, the Company made a principal payment of $36,652 (2005: $0) and an interest payment of $4,166 (2005: $0) to discharge the debenture in full.

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

During the year ended November 30, 2004, the Company entered into an agreement to combine the two lease agreements. The new agreement required payment upon signing of $50,000 (paid), monthly payments of $25,000 until July 2007 for the balance of principal plus interest at a rate of 7.5% per annum.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in United States Dollars) – Page 12

Note 8	Capital Lease Obligations – (cont’d)

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which are estimated to be 10 years. Amortization on assets under capital leases charged to expense in 2006 was $70,113.

Minimum future lease payments under capital leases for the next year and in the aggregate are:

November 30, 2007	$419,602
Total minimum lease payments	419,602
Less: interest	(43,187)
Current portion	$376,415

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in United States Dollars) – Page 13

Note 9	Common Stock

Commitments:

a)	Stock Options:

A summary of the change in stock options for the year ended November 30, 2006 and 2005 is presented below:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Outstanding at November 30, 2005	32,630,000	$0.07
Granted	31,100,000	0.05
Expired	(550,000)	0.07

Outstanding and exercisable at November 30, 2006	63,180,000	$0.07

As at November 30, 2006, the following stock options were outstanding:

Number of	Exercise
Options	Price	Expiry Date

9,280,000	0.05	May 17, 2007
900,000	0.15	February 1, 2008
5,000,000	0.05	December 4, 2008
4,400,000	0.05	January 8, 2011
12,500,000	0.05	June 30, 2011
31,100,000	0.05	January 4, 2013

63,180,000

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
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

The Company does not record a compensation expense on the granting of stock options to employees and directors, but does provide disclosure of the pro forma loss per share information had the Company elected to follow the fair value method. Using the Black-Scholes option pricing model the pro forma information is as follows:

	2006	2005
Net loss for the year as reported	$(7,683,002)	$(3,394,107)
Stock-based compensation	(1,637,692)	-
Pro forma net loss for the year	$(9,320,694)	$(3,394,107)
Pro forma basic and diluted loss per share	$(0.02)	$(0.01)

The following assumptions were used for the Black-Scholes model:

Risk free interest rate	4.31%
Dividend free yield	0%
Expected volatility	107%
Weighted average expected stock option life	2.6 years

The weighted average fair value of the employee and director stock options granted was $0.08 per share.

Expected volatility is based on historical volatility. Because trading tends to be thin, in relation to the total shares outstanding, average weekly stock prices were used to calculate volatility.

U.S. Treasury constant maturity rates were utilized with maturities most closely approximating the expected term of the option.

The expected term of the options was calculated using the alternative simplified method permitted by SAB 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

b)	Warrants:

Warrants outstanding as at November 30, 2006 are exercisable into 1 common share for each warrant held and a summary is presented below:

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in United States Dollars) – Page 15

Note 9	Common Stock – (cont’d)

Commitments: - (cont’d)

b)	Warrants: - (cont’)

	Exercise
	Price per
Number of	Warrant
Warrants	$	Expiration Date

24,000,000	0.1000	January 13, 2007
2,500,000	0.0600	January 16, 2007
6,666,666	0.1000	January 20, 2007
11,500,000	0.0300	May 13, 2007
5,496,000	0.1200	October 7, 2007
2,748,000	0.0600	October 7, 2007
990,001	0.1200	October 25, 2007
495,001	0.0600	October 25, 2007
17,543,859	0.0700	October 10, 2007
17,543,860	0.0700	October 31, 2007
16,666,668	0.1600	March 29, 2008
13,833,334	0.1200	March 31, 2008
8,458,000	0.1200	April 4, 2008
5,188,334	0.1200	April 7, 2008
4,950,001	0.1200	April 25, 2008

138,579,724

c)	Convertible Debentures – Note 7

Note 10	Related Party Transactions

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively the “Tri-Con Group”), all of which are controlled by a director of the Company.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in United States Dollars) – Page 16

Note 10	Related Party Transactions – (cont’d)

The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all the Company’s fieldwork and to provide administrative and management services. Under the current contract dated January, 1997, work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out-of-pocket or actual cost plus 15% charge for office overhead including stand-by and contingencies. There is no mark-up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company. For the year ended November 30, 2006, the Tri-Con Group’s services focused mainly on corporate planning, mining, engineering and preparation for year round production on the Company’s Nolan property, administration services at both the field and corporate offices and the Low-Rank Coal-Water fuel project.

The aggregate amounts paid to the Tri-Con Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Group personnel working on the Company’s projects and include interest charged on outstanding balances at the Tri-Con Group’s borrowing costs are shown below:

	2006	2005

Exploration, development and field services	$3,687,946	$673,483
Administrative and management services	1,093,858	687,510
Research	129,698	120,293

	$4,911,502	$1,481,286

Amount of total charges in excess of Tri-Con
costs incurred	$760,324	$154,707

Excess amount charged as a percentage of actual
costs incurred	15.48%	10.44%

The amounts charged for services by the Tri-Con Group approximate the fair value of these costs had they been performed by arm’s length parties and are included in various captions of the Statements of Operations.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in United States Dollars) – Page 17

Note 11	Income Taxes

Tax effects of temporary differences that give rise to deferred tax assets at November 30, 2006 and 2005 are as follows:

	2006	2005

Net operating loss carry forwards	$14,507,000	$12,695,000
Temporary differences arising from mineral
properties and building, plant and equipment	271,000	(354,000)
Valuation allowance	(14,778,000)	(12,341,000)

Net future tax asset	$-	$-

At November 30, 2006, the Company had losses carried forward totalling $25,651,000 available to reduce future years’ income for U.S. income tax purposes which expire in various years to 2022. In addition, we had losses carried forward in Canada totalling CDN$17,286,000 which expire in various years to 2013.

The provision for income taxes differs from the amount computed by applying the Canadian statutory federal income tax rate of 38% (2005: 37.62%) to net loss before provision for income taxes. The sources and tax effects of the differences are as follows:

	2006	2005

Computed “expected” tax benefit	$(2,883,000)	$(1,468,000)
Tax loss expired during the year	449,000	928,000
Temporary differences and other	811,000	167,000
Change in valuation allowance	302,000	302,000
Difference in foreign tax rate and other	1,562,000	71,000

Income tax provision	$-	$-

Note 12	Commitments and Contingencies

a)	Severance Agreements with Directors

The Company has entered into compensation agreements with two directors of the Company. The agreements provide for severance arrangements where a change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the two directors aggregates $4,100,000 (2005: $4,100,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
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

The Company is currently negotiating a new three-year office lease agreement.

Note 13	Segment Disclosures

a)	Reportable Segments

The Company operates in one reportable segment being the acquisition, exploration and development of mineral properties. The Company’s development of low-rank coal-water fuel is in its initial stages and is not a reportable segment.

b)	Geographical Information

The following presents financial information about geographical areas:

	2006	2005

Net loss for the year:
Canada	$2,218,513	$1,856,389
United States	5,464,489	1,537,718

	$7,683,002	$3,394,107
Long-lived assets:
Canada	12,738	5,442
United States	1,040,795	1,280,111

	$1,053,533	$1,285,553

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in United States Dollars) – Page 19

Note 14	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. The following transactions were excluded from the statements of cash flows:

During the year ended November 30, 2006:

a)	the Company issued 6,075,000 common shares at various prices for total proceeds of $767,250 pursuant to payment of consulting fees;

b)	the Company utilized prior year’s share subscriptions of $54,500 for the issuance of common shares.

During the year ended November 30, 2005:

a)	the Company issued 6,285,000 common shares at various prices for total proceeds of $284,900 pursuant to payment of consulting fees;

b)	the Company utilized prior year’s share subscriptions of $70,000 for the issuance of common shares;

c)	the Company returned mining equipment to its lessor of $104,000.

Note 15	Subsequent Events

Subsequent to November 30, 2006, the Company:

a)	issued 3,800,000 common shares at $0.08 per share totaling $304,000 pursuant to a consulting agreement in January 2007.

b)	issued 1,170,067 common shares at $0.094 per share totaling $109,401.28 pursuant to a consulting agreement in January 2007.

c)	issued 11,500,000 common shares at $0.03 per share for proceeds of $345,000 pursuant to warrants exercised in February 2007.

d)	issued 17,343,359 common shares at $0.07 per share for proceeds of $1,214,035 pursuant to warrants exercised in March 2007.

e)	sold 304.30 troy ounces of gold for proceeds of $252,195 in January 2007 with an average mark up of 34% over the spot London Gold Fix (LAF) price at the date of sale as follows:

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006 and 2005
(Stated in United States Dollars) – Page 20

Note 15	Subsequent Events (continued)

	Quantity
Description	(t oz.)	LAF	Mark up	%	LAF	Mark up $	Received
#1 10 nuggets	2.9579	$614.60	196.70	32%	$1,817.93	$581.82	$2,399.74
#2 30 nuggets	5.6264	614.60	174.00	28%	3,457.99	978.99	4,436.98
1/4 nuggets	4.0200	625.40	135.00	22%	2,514.11	542.70	3,056.81
3/8 nuggets	7.8200	625.40	168.00	27%	4,890.63	1,313.76	6,204.39
# 1/2 nuggets	8.6400	625.40	216.00	35%	5,403.46	1,866.24	7,269.70
#1 nuggets	9.6500	625.40	240.00	38%	6,035.11	2,316.00	8,351.11
#1/4 nuggets	74.4500	625.40	135.00	22%	46,561.03	10,050.75	56,611.78
3/8 nuggets	44.8700	625.40	168.00	27%	28,061.70	7,538.16	35,599.86
#1/2 nuggets	79.6900	625.40	216.00	35%	49,838.13	17,213.04	67,051.17
#1/2 nuggets	24.2800	625.40	240.00	38%	15,184.71	5,827.20	21,011.91
#1 - 2 oz nuggets	29.4400	625.40	325.00	52%	18,411.78	9,568.00	27,979.78
#2 - 3 oz nuggets	12.8600	625.40	325.00	52%	8,042.64	4,179.50	12,222.14

	Average	$623.60	$211.56	34%	$190,219.20	$61,976.16	$252,195.36

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any disagreements with our former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2006, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During our most recently completed fiscal year ended November 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 8B.	OTHER INFORMATION.

Not applicable.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers, directors, and significant employees are:

Name	Age	Position
Garry L. Anselmo	63	Director and Chairman of the Board; President, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
James F. Dixon (1)	59	Director
Stuart C. McCulloch (1)	71	Director
John R. Mackay	74	Corporate Secretary
Dr. Karsten Eden	35	Vice President Exploration Silverado Gold Mines Inc.
Dr. Warrack G. Willson	63	Vice-President, Fuel Technology of Silverado Green Fuel Inc.

(1)	Member of Silverado's Audit Committee and Compensation Committee.

Set forth below is a brief description of the background and business experience of each of our executive officers, directors, and significant employees for the past five years:

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

Dr. Karsten Eden

Mr. Eden was appointed our vice-president exploration, Silverado Gold Mines Inc., in July 2006. Dr. Eden holds a Master’s Degree in Economic Geology from the Technical University of Clausthal. He focused his thesis on the “Geology and Gold Mineralization of the Nolan Area in the Brooks Range, Alaska”. Dr. Eden also holds a Doctorate Degree in Exploration Geology with an emphasis in GIS applications in mineral exploration from the University of Technology Aachen. He has received two internationally recognized research awards for his academic achievements.

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

FAMILY RELATIONSHIPS

Mr. Anselmo and Mr. McCulloch, each of whom is one of our directors, are cousins. There are no other family relationships among any of our directors, executive officers, or persons nominated or chosen as our directors or executive officers.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of our shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors to hold office until their successors are appointed. The last annual meeting of our shareholders was held on May 17, 2004.

AUDIT COMMITTEE

Our audit committee is comprised of James Dixon and Stuart McCulloch. Our board of directors has determined that each member of our audit committee is independent as that term is defined in Rule 121 of the American Stock Exchange (“AMEX”) listing standards. Our board of directors has determined none of the directors on our audit committee presently meets the definition of a “financial expert” based on their respective experience and qualification. Our audit committee presently does not include a member who has been determined by our board of directors to qualify as a “financial expert”. Our board of directors is presently looking for a suitable candidate to join as a member of our board of directors and who would meet the definition of “financial expert”. We were unable to identify such a candidate during our last fiscal year.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a "code of ethics" as defined by applicable rules of the SEC.. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at www.silverado.com or in a report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by it, the Company believes that during the fiscal year ended November 30, 2006 all such filing requirements applicable to its officers and directors were complied with.

ITEM 10.	EXECUTIVE COMPENSATION.

SUMMARY OF COMPENSATION

The following summary compensation table sets forth certain compensation information for Mr. Garry L. Anselmo, our chief executive officer, for each of our last three completed fiscal years. No other executive officer received a total annual salary and bonus exceeding $100,000 during any of our last three fiscal years.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compen- sation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)
Garry L. Anselmo	Director, President, Chief Executive Officer and Chief Financial Officer	2006 2005 2004	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 8,500,000	0 0 0	0 0 0

OPTION/SAR GRANTS

We granted stock options to Mr. Garry L. Anselmo during our fiscal year ended November 30, 2006, as illustrated in the following table:

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees	Exercise Price (per Share)	Expiration Date
Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	15,000,000	41%	$0.05	January 4, 2013

Subsequent to the end of our fiscal year, we granted options to purchase an aggregate of 17,400,000 shares to certain of our insiders on January 11, 2007 as follows. All options are fully vested and are exercisable at a price of $0.07 per share for a six year term from the date of grant:

NAME	NUMBER OF OPTIONS
Garry Anselmo, President and Director	10,000,000
James Dixon, Director	2,000,000
Stuart McCulloch, Director	2,000,000
John McKay, Secretary	700,000
Karsten Eden, Vice-President of Silverado Gold Mines Inc.	700,000
Warrack Willson, Vice-President of Silverado Green Fuel Inc.	2,000,000

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our named executive officer for our fiscal year ended November 30, 2006:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name (#)	Common Shares Acquired on Exercise	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	0	$0	0	$0/$0

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

Our directors are not paid any compensation for acting as our directors. However, we periodically grant stock incentive options to our directors in consideration for them providing their services as directors. Our 2006 Stock Option Plan and our 2006-II Stock Option Plan each permit the grant of incentive stock options to our directors.

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

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS

We are not party to any employment contracts with any of our executive officers.

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

The incentive options were granted in accordance with consistent company policy at the market price or slightly above. Since the date of their grant the market fell significantly and has not recovered at the date of the re-pricing. It was determined by the board that the consistently lower market price justified a re-pricing in accordance with the long time policy of pricing incentive options at or above the market.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of the Company’s common shares owned beneficially as of March 5, 2007 by: (i) each person who is known by the Company to own beneficially more than five percent (5%) of any class of the Company’s voting securities, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. No person is known to us to beneficially own more than 5% of our outstanding common shares, other than Mr. Garry Anselmo. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares listed.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Common Shares	Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	40,550,000(2)	6.4%
Common Shares	James F. Dixon, Director	9,314,484(3)	1.5%
Common Shares	Stuart McCulloch, Director	7,933,400(4)	1.2%
Common Shares	John R. Mackay, Secretary	5,100,000(5)	0.8%
Common Shares	All Directors and Executive Officers as a Group (4 persons)	62,864,884(6)	10.0%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 5, 2007. As of March 5, 2007, there were 638,360,052 common shares of the Company issued and outstanding.

(2)

Consists of 4,050,000 shares held by Garry L. Anselmo, 7 shares owned by Tri-Con Mining Ltd, and 36,500,000 shares that can be acquired by Mr. Anselmo upon exercise of options to purchase shares held by Mr. Anselmo within 60 days of the date hereof.

(3)

Consists of 714,484 shares held directly and indirectly by James F. Dixon and 8,600,000 shares that can be acquired by Mr. Dixon upon exercise of options to purchase shares held by Mr. Dixon within 60 days of the date hereof.

(4)

Consists of 33,400 shares held by Stuart McCulloch and 7,900,000 shares that can be acquired by Mr. McCulloch upon exercise of options to purchase shares held by Mr. McCulloch within 60 days of the date hereof.

(5)	Consists of 100,000 shares held by Mr. Mackay and 5,000,000 shares that can be acquired by Mr. Mackay upon exercise of options to purchase shares held by Mr. Mackay within 60 days of the date hereof.

(6)

Consists of 4,547,884 shares held by our directors and executive officers and 74,690,000 shares that can be acquired by our directors and executive officers upon exercise of options to purchase shares held by our directors and executive officers within 60 days of the date hereof.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRI-CON MINING GROUP

We have had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., and Tri-Con Mining Alaska Inc. (collectively, the "Tri-Con Mining Group"). Each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. are owned and controlled by Mr. Garry Anselmo, our chief executive officer and chief financial officer and the chairman of our board of directors. We are party to three separate contracts dated January 1, 1997 with the Tri-Con Mining Group, one with each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc.

The Tri-Con Mining Group are operations, exploration and development contractors, and have been employed by us under contract since 1972 to carry out all of our fieldwork and to provide administrative and management services. Under the current contract dated January 1, 1997, work is charged at cost plus 25% for property acquisition, exploration and development and cost plus 15% for mining operations and reclamation. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. Capital purchases are exempt from any support charges. Services of the directors of the Tri-Con Mining Group are charged at a rate of $75 CDN per hour. Services of the directors of the Tri-Con Mining Group who are also our directors, namely Mr. Anselmo, are not charged. In addition, each agreement requires us to pay a base fee of $10,000 CDN (equal to approximately $8,000 US) per month to each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. However, the Tri-Con Mining Group has waived payment of the base fee under two of the agreements and is only paid $10,000 CDN (equal to approximately $8,000 US) per month in total.

We are in arrears in the amount of $359,834 to the Tri-Con Group as of November 30, 2006 in connection with exploration activities on the Nolan Gold Project during fiscal 2006. At November 30, 2005, we were in arrears $70,282 to the Tri-Con Mining Group for exploration, development and administration services. For the years 2005 and 2006, the Tri-Con Mining Group’s services for the current fiscal year focused mainly on test mining activities on the Nolan property, the low-rank coal-water fuel program as well as corporate planning, exploration, engineering, and, and administration services at both our field and corporate offices.

The aggregate amounts paid to the Tri-Con Mining Group each year by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Mining Group personnel working on the Company's projects, and include interest charged on outstanding balances at the Tri-Con Mining Group's borrowing costs are shown below:

	2006	2005

Exploration, development and field services	$3,687,946	$673,483
Administrative and management services	1,093,858	687,510
Research	129,698	120,293

	$4,911,502	$1,481,286

Amount of total charges in excess of Tri-Con
costs incurred	$760,324	$154,707

Excess amount charged as a percentage of actual
costs incurred	15.48%	10.44%

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

Effective January 4, 2006, we reduced the exercise price of previously outstanding options held by certain of our insiders to purchase an aggregate of 550,000 shares from $0.10 per share to $0.05 per share as follows. All options are fully vested and are exercisable at a price of $0.05 per share for a term expiring December 10, 2006:

NAME	NUMBER OF OPTIONS
James Dixon, Director	500,000
Stuart McCulloch, Director	50,000

ITEM 13.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.13	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (8)
10.14	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (8)
10.15	Consultant Agreement between the Company and Smith Conciglia Consulting, Inc. dated May 16, 2004 (8)
10.16	Form of Delay Agreement between the Company and certain of the Selling Shareholders.(8)

10.17	2006 Stock Option Plan (10)
10.18	2006-II Stock Option Plan (11)
14.1	Code of Ethics (9)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Berkovits, Lago & Company, LLP for each of our last two fiscal years:

	Fiscal years ended November 30
	2006	2005
Audit Fees:	$40,000	$35,000
Audit Related Fees:	$34,900	$16,811
Tax Fees:	NIL	NIL
All Other Fees:	NIL	NIL
Total:	$74,900	$51,811

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

SILVERADO GOLD MINES LTD.

Date: March 15, 2007	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial
Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2007	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial
Officer (Principal Accounting Officer), and
Director

Date: March 15, 2007	By: /s/ James F. Dixon
James F. Dixon,
Director

Date: March 15, 2007	By: /s/ Stuart McCulloch
Stuart McCulloch,
Director