Form 10QSB
period 2007-02-28
SILVERADO GOLD MINES LTD
filed 2007-04-17
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2007

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

Number of shares outstanding as of April 10, 2007: 672,448,478 common shares.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28, 2007 and November 30, 2006
(Stated in United States Dollars)

ASSETS	2007	2006
	(Unaudited)
Current
Cash and cash equivalents	$2,211,633	$3,509,418
Gold inventory	356,215	511,629
Other receivables	16,533	9,972

	2,584,382	4,031,019
Property, plant and equipment, net	1,243,445	1,053,533

	$3,827,827	$5,084,552

LIABILITIES
Current
Accounts payable and accrued liabilities	$224,428	$332,229
Mineral claims royalty payable	460,000	380,000
Payable to related companies	808,939	359,834
Convertible debentures	140,000	140,000
Capital lease obligation, current portion	292,470	129,286

	1,925,837	1,341,349
Asset retirement obligation	527,572	521,058
Capital lease obligations	-	247,129

	2,453,408	2,109,536

SHAREHOLDERS’ EQUITY
Capital stock
Authorized: unlimited common shares with no par value
Issued and outstanding:
650,060,052 common shares (2006: 630,785,052)	83,466,848	82,538,598
Additional paid-in capital stock based compensation	1,200,408	466,314
Subscriptions received	109,401	273,600
Accumulated deficit during exploration stage	(83,402,238)	(80,303,496)

	1,374,419	2,975,016

	$3,827,827	$5,084,552

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS & OTHER COMPREHENSIVE INCOME
for the three months ended February 28, 2007 and February 28, 2006
(Stated in United States Dollars)

			Period Since
			Recommencement
			Of Exploration Stage
	Three months ended February 28		December 1, 2001
	2007	2006	To
	(Unaudited)	(Unaudited)	February 28, 2007

General and Administrative Expenses
Accounting and audit	$12,231	$14,823	$295,868
Advertising and promotion	104,687	129,284	1,909,286
Consulting fees	310,390	52,000	5,916,680
Depreciation, accretion and impairment	61,950	54,493	2,032,197
Exploration expenses	1,081,186	855,943	12,960,866
Financing activities	-	-	252,003
Interest on convertible debentures	2,800	3,258	687,407
Interest on capital lease obligations	6,535	12,892	307,311
Legal	41,761	32,045	577,418
Management services	309,843	240,162	3,260,697
Office	312,014	225,630	3,040,330
Other interest and bank charges	3,095	2,640	39,577
Reporting and investor relations	51,609	37,467	363,395
Research	46,575	28,268	781,952
Stock based compensation	734,094	-	734,094
Transfer agent fees and mailing	9,911	10,236	161,948
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875

Total General and Administrative Expenses	3,088,681	1,699,141	34,766,433

Loss from operations	(3,088,681)	(1,699,141)	(34,766,433)

Interest and other income	22,158	6,425	260,137

Cumulative effect of accounting change	-	-	(153,226)

Other comprehensive income:

Gain (loss) on foreign currency translation adjustment	(32,219)	22,457	105,976

Loss and comprehensive loss for the period	$(3,098,742)	$(1,670,259)	$(34,553,546)

Net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average number of
common shares outstanding	635,606,962	412,932,891

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended February 28, 2007 and February 28, 2006
(Stated in United States Dollars)

			Period Since
			Recommencement
	Three Months Ended February 28		Of Exploration Stage
	2007	2006	December 1, 2001
	(Unaudited)	(Unaudited)	to February 28, 2007
Cash Flows used in Operating Activities
Net loss for the period	$(3,098,742)	$(1,670,259)	$(34,553,546)
Adjustments to reconcile loss to net cash provided
by (used in) operating activities:
Cumulative effect of accounting change	-	-	153,226
Depreciation, accretion and impairment	61,950	54,493	2,032,197
Stock based compensation	734,094	-	734,094
Stock based compensation for consulting services	109,401	145,500	2,750,951
Stock issued for debenture	-	-	217,687
Non-cash consulting expense	134,650	-	1,763,940
Non-cash financing expense	-	-	252,003
Interest accrued	-	-	486,370
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in non-cash operating working capital:
Other receivables	(6,562)	(8,104)	(13,659)
Gold inventory	155,414	(2,346)	(345,075)
Accounts payable and accrued liabilities	(107,801)	(7,047)	(715,416)
Asset retirement obligation	6,514	-	331,572
Increase in mineral claims royalty payable	80,000	-	143,500

Net cash used in Operating Activities	(1,931,082)	(1,487,763)	(25,316,752)

Cash Flows used in Investing Activities
Purchase of property, plant and equipment	(251,862)	-	(1,636,171)
Disposal of property, plant and equipment	-	-	207,289

Net cash used in Investing Activities	(251,862)	-	(1,428,882)

Cash Flows from Financing Activities
Common stock issued for cash (net of share issue cost)	520,000	2,449,770	29,372,413
Repayment of convertible debentures	-	-	(74,999)
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligations	(83,945)	(104,261)	(839,137)
Advances from related companies	449,104	163,593	517,626

Net cash provided from Financing Activities	885,159	2,509,102	28,940,174

Increase (decrease) in cash and cash equivalents	(1,297,785)	1,021,339	2,194,540

Cash and cash equivalents, beginning of period	3,509,418	408,589	17,093

Cash at end of the period	$2,211,633	$1,429,928	$2,211,633

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Three months ended February 28, 2007 and February 28, 2006

1.	Basis of presentation:

The unaudited consolidated financial statements include the accounts of Silverado Gold Mines Ltd. and its wholly-owned subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc. These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information. These financial statements also comply, in all material respects, with generally accepted accounting principles in the United States.

The accompanying unaudited consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In our opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2007, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the three month periods ended February 28, 2007, and February 28, 2006, are not necessarily indicative of the results that can be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-KSB for the fiscal year ended November 30, 2006.

2.	Related party transactions:

The Company had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively “Tri-Con”), all of which are controlled by a director of ours.

Tri-Con are operations and exploration contractors, and has been employed by the Company under contract since 1972 to carry out all of its fieldwork and to provide administrative and management services. Under our current contract dated January 1, 1997 work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. There is no mark up on capital purchases. At February 28, 2007, we owe $808,939 to Tri-Con for exploration and administration services to be performed during the current fiscal year on behalf of the Company. Tri-Con‘s services for the current fiscal year are focusing mainly on our Low-Rank Coal-Water Fuel program as well as corporate planning and preparation for year round production on our Nolan property and administration services at both our field and corporate offices.

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Three months ended February 28, 2007 and February 28, 2006

2.	Related party transactions (continued):

	February 28,	February 28,
	2007	2006

Exploration services	$1,079,322	$695,062
Administrative and management services	309,843	240,162
Research	46,575	28,268
	$1,435,740	$963,492

Amount of total charges in excess of Tri-Con’s costs incurred	$228,908	$140,740

Excess amount charged as a percentage of actual costs incurred	15.9%	14.6%

3.	Loss per share:

Basic loss per share has been calculated using the weighted average number of common shares outstanding for each period. Loss per share does not include the effect of the potential exercise of options and warrants and the conversion of debentures as their effect is anti-dilutive.

4.	Supplementary cash flow information:

Supplemental non-cash investing and financing activities:

	February 28,	February 28,
	2007	2006

Issuance of shares for:
Consulting services	$134,650	$-
Interest on capital lease	$6,535	$12,892
Non cash stock based compensation	$734,094	$-

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Three months ended February 28, 2007 and February 28, 2006

5.	Debentures:

On March 1, 2001, we completed negotiations to restructure our $2,000,000 convertible debentures. We issued replacement debentures in the aggregate amount of $2,564,400 in consideration of cancellation of the $2,000,000 principal amount plus all accrued interest on the original debentures to March 1, 2001.

As of November 30, 2004 the replacement debentures have been repaid in full. Remaining debentures of $140,000 and accrued interest of $101,227 is in default, however, it is unclear whether they will be exchanged for replacement debentures as the Company has been unsuccessful in its extensive attempts to locate the holders.

6.	Lease purchase agreement:

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which are estimated to be 10 years. Amortization on assets under capital leases charged to expense during the period ended February 28, 2007 was $42,237 (2006: $44,964).

Minimum future lease payments under capital leases as of February 28, 2007:

2007
November 30, 2007	$299,005
Total minimum lease payments	299,005
Less: interest
(6,535)
Current portion	$292,470

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

Three months ended February 28, 2007 and February 28, 2006

7.	Common shares:

a)	During the period ending February 28, 2007 the Company had the following common shares transactions:

Date	Description	No. of shares	Price per share	Proceeds
November 30, 2006	Balance forward	630,785,052	$-	$83,004,912
December 12, 2006	Stock Options	500,000	0.0500	25,000
December 15, 2006	Consulting	200,000	0.1300	26,000
January 1, 2007	Consulting	375,000	0.0700	26,250
January 11, 2007	Consulting	3,800,000	0.0800	304,000
January 15, 2007	Consulting	200,000	0.1300	26,000
January 18, 2007	Warrants	2,500,000	0.0600	150,000
February 17, 2007	Consulting	200,000	0.1300	26,000
February 23, 2007	Warrants	11,500,000	0.0300	345,000
February 28, 2007		650,060,052	$-	$83,933,162

b)	Stock options:

Effective December 1, 2006, the Company adopted the provisions of SFAS 123(R). SFAS 123(R) requiring equity awards granted under its stock option plan to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to December 1, 2006, the Company accounted for awards granted under its stock option plans utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. Under the existing stock option plans, all options vest entirely on the grant date. Therefore, there were no partially vested options outstanding as of the SFAS 123(R) adoption date.

During the period ending February 28, 2007, 21,500,000 stock options were granted at an exercise price of $0.07 with a six year term expiring January 11, 2013. The prevailing market price of the Company’s shares on the date of grant was $0.067. The Company recognized stock compensation expense of $734,094 based on the Black-Scholes option pricing model.

The Black-Scholes option pricing model input variables are as follows:

Risk free interest rate	5.10%
Dividend free yield	0%
Expected volatility	74.5%
Expected term of stock option	3 years

The exercise price of all options issued under our 2007 Stock Option Plan was $0.07 per share. The expected term was calculated using the simplified approach as outlined in SAB 107.

Expected volatility is based on historical volatility. Because trading tends to be thin, in relation to the total shares outstanding, average weekly stock prices were used to calculate volatility. Management believes that the annualized weekly average of volatility is the best measure of expected volatility.

U.S. Treasury constant maturity rates were utilized with maturities most closely approximating the expected term of the option.

The expected term of the options was calculated using the alternative simplified method permitted by SAB 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

8.	Subsequent events:

Subsequent to February 28, 2007, the Company issued an aggregate of 1,170,067 common shares at $0.0935 per share totaling $109,401.28 pursuant to a consulting agreement.

Subsequent to February 28, 2007, the Company issued an aggregate of 3,300,000 common shares at $0.05 totaling $165,000 pursuant to stock options exercised.

Subsequent to February 28, 2007, the Company issued an aggregate of 17,343,359 common shares at $0.07 totaling $1,214,035 pursuant to warrants exercised.

Subsequent to February 28, 2007, the Company issued an aggregate of 375,000 common shares at $0.09 totaling $33,750 pursuant to a consulting agreement.

Subsequent to February 28, 2007, the Company issued an aggregate of 200,000 common shares at $0.07 totaling $14,000 pursuant to a consulting agreement.

Subsequent to February 28, 2007, the Company issued payment of $359,834 to related companies. It is expected that an amount of $449,104 will also be paid to related companies by the end of April 2007.

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

PLAN OF OPERATIONS

Our plan of operation for the next three months through the remainder of our fiscal year is discussed below:

The Nolan Creek Project

During the first three months of our fiscal year exploration and mining concentrated on bulk sampling of the remaining sections of the Swede Channel, which were removed by underground retreat mining methods, and stockpiled for summer processing. The Swede project was completed by the middle of January 2007. A total of 8,963 LCY was stockpiled from the remaining Swede Channel. During early January 2007, crews installed a portal into Mary’s East, and began an underground drift into the Mary’s East deposit. This is a horizontal opening utilizing the same equipment as was used for the Swede Channel. The tunnel will be advanced as far into the deposit as time will permit before the warm spring weather arrives. The portals will be sealed for the summer, and the Swede and Mary’s East stockpiles will be processed at the existing sluice plant location, which was installed in 2006. The sluicing operations during 2007 will be a turn key operation as the necessary equipment, pipelines and pond systems remain in place from 2006 operations.

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

The Nolan Gold Project

We will continue with our bulk sampling program of the Mary’s East Deposit as long as time will permit before the warm spring weather arrives. It is estimated that up to 9,000 LCY will be stockpiled from Mary’s East.

We plan to continue with the exploration at the Nolan Placer and Nolan Lode properties within the Nolan Gold Project. Our planned geological exploration program is described in detail in the section of our Annual Report on Form 10-KSB for the year ended November 30, 2006 entitled Description of Properties – Nolan Gold Project. The objective of this geological exploration program is to further define both placer and lode gold occurrences in order to provide a basis for future exploration activities, including test mining activities, at the Nolan Gold Project. Our lode exploration work is intended to increase our geologic knowledge on the Solomon Shear Trend and other lode gold occurrences on the properties.

We plan to spend approximately $740,000 during the next three months on our exploration activities for the Nolan Gold Project. Of this amount, we anticipate approximately $140,000 will be spent on test mining and preparation activities, with the balance of $600,000 being spent on other exploration activities, including a placer drilling program and continued exploration for lode gold occurrences. The placer drilling will be performed by a drill contractor, and is planned to be concentrated along the left limit of Nolan Creek to explore both north and south of the Mary’s East and Swede Channel deposits. In-fill drilling will take place within the area between the Mary’s East/Swede Channel and the Topnotch Prospect. All of the targets are well above the elevation of Nolan Creek.

The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. While the costs of exploration and test mining may be off-set by recoveries from sales of gold that we may achieve, these recoveries may not exceed the costs of our exploration programs including our test mining activities. See the discussion of our cash resources and working capital under Liquidity and Financial Condition below.

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

Eagle Creek Property

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

Hammond Property

A series of drill holes on the Hammond Property are planned during the summer of 2007 to explore for the extension of the Slisco Channel to the south. Presently, it has been traced for 1,800 feet. The drill program will also seek to define any gold bearing tributaries to the Slisco Channel.

This project may require additional funding for the company. Even if funding is acquired, there is no guarantee that a commercial gold bearing placer deposit will be developed. Even if a gold bearing deposit is developed, additional funding will be required to mine the deposit, and until a feasibility study is completed, there is no guarantee that the deposit will be profitable to mine.

Ester Dome Property

Reclamation work to complete the closure of the Grant Mill Tailings Pond is to be done during the summer of 2007. This pond is filled to capacity, and will be capped and decommissioned after a final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies. A meaningful program is expected to be completed during the summer months to explore for and identify small high-grade gold anomalies as well as larger low-grade gold anomalies. Several large scale projects have been proposed over the past ten years, but shelved either as a result of poor market conditions or due to internal decisions to favor shifting financial and manpower resources to the Nolan Project.

Low-Rank Coal-Water Fuel Project

We anticipate spending approximately $300,000 during the current fiscal year on our work to seek funding from the United States federal governments and state governments in connection with establishment of the demonstration facility in Mississippi . We will also pursue financing for this project from private sources. There is no assurance that any financing will be obtained from either government of private sources to fund this project. It is the case however, that two divisions of the state of Mississippi government have agreed to begin funding the start-up of our demonstration facility subject to certain terms and conditions as outlined in a recently signed agreement between ourselves and part of the State of Mississippi.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources and would be considered material to investors.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies (the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments) are outlined in our notes to financial statements.

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

We are not a party to any pending legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any unregistered securities other than those previously reported on a Current Report on Form 8-K and filed with the Securities and Exchange Commission.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

We are currently in default of obligations pursuant to convertible debentures in the aggregate principal amount of $140,000, plus accrued interest of $101,227. There is no agreement to exchange this amount of remaining original convertible debentures into replacement debentures.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
3.1	Articles of the Company (1)
3.2	Amendment to Articles of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of the Company (8)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	2003 Stock Option Plan (7)

10.13	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (9)
10.14	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (9)
10.15	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (9)
10.16	Consultant Agreement between the Company and Smith Canciglia Consulting, Inc. dated May 16, 2004 (9)
10.17	Form of Delay Agreement between the Company and certain of the Selling Shareholders.(9)
10.18	2004 Stock Option Plan (10)
10.19	2006 Stock Option Plan (11)
10.20	2006-II Stock Option Plan (12)
10.21	2007 Stock Option Plan (13)
31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Schedule 14A Proxy Statement filed April 29, 2003.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004;
(10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 21, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: April 17, 2007	/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial Officer
(Principal Financial and Accounting Officer)