Form 10QSB
period 2007-05-31
SILVERADO GOLD MINES LTD
filed 2007-07-16
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2007

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

Number of shares outstanding as of July 12, 2007: 716,248,757 common shares.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in United States Dollars)

	May 31,	November 30,
	2007	2006
	(unaudited)

ASSETS
Current
Cash and cash equivalents	$2,263,144	$3,509,418
Gold inventory	356,215	511,629
Other receivables	21,955	9,972
	2,641,314	4,031,019
Property, plant and equipment	1,831,171	1,053,533
	$4,472,485	$5,084,552

LIABILITIES
Current
Accounts payable and accrued liabilities	$283,193	$332,229
Mineral claims royalty payable	460,000	380,000
Payable to related party	406,223	359,834
Convertible debentures	140,000	140,000
Capital lease obligation, current portion	206,942	129,286
	1,496,358	1,341,349
Asset retirement obligation	534,085	521,058
Capital lease obligations	-	247,129
	2,030,443	2,109,536

SHAREHOLDERS' EQUITY
Common stock
Authorized:
unlimited common shares with no par value
Issued and outstanding:
715,673,757 common shares (2006: 630,785,052)	86,964,032	82,538,598
Additional paid-in capital	1,200,408	466,314
Subscriptions received	-	273,600
Accumulated deficit during exploration stage	(85,722,398)	(80,303,496)
	2,442,042	2,975,016
	$4,472,485	$5,084,552

See accompanying notes to financial statement

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
for the three and six months ended May 31, 2007 and 2006
(Stated in United States Dollars)

					Period Since
					Recommencement of
	Three months ended May 31		Six months ended May 31		Exploration Stage
	2007	2006	2007	2006	December 1, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	to May 31, 2007

General and administrative expenses
Accounting and audit	$41,904	$56,943	$54,135	$71,766	$337,772
Advertising and promotion	446,080	53,422	550,767	182,702	2,355,366
Consulting fees	351,774	560,777	662,164	612,777	6,268,454
Depreciation, amortization, accretion and impairment	31,278	55,168	93,228	109,661	2,063,475
Exploration expenses	1,146,448	476,519	2,227,634	1,332,465	14,107,314
Financing activities	–	–	–	–	252,003
Interest on capital lease obligations	4,952	11,113	11,487	24,005	312,263
Interest on convertible debentures	2,800	2,342	5,600	5,600	690,207
Legal	64,284	153,417	106,045	185,462	641,702
Management services	317,960	242,608	627,803	482,770	3,578,657
Office	102,680	258,469	414,694	484,099	3,143,010
Other interest and bank charges	3,489	2,943	6,584	5,583	43,066
Reporting and investor relations	74,254	31,015	125,863	68,482	437,649
Research	11,813	37,649	58,388	65,917	793,765
Stock-based compensation	–	–	734,094	–	734,094
Transfer agent fees and mailing	17,953	9,365	27,864	19,601	179,901
Write-down of property, plant and equipment	–	–	–	–	285,875
Write-off of mineral claim expenditures	–	–	–	–	1,159,529
	2,617,669	1,951,750	5,706,350	3,650,890	37,384,102

Loss from operations	(2,617,669)	(1,951,750)	(5,706,350)	(3,650,890)	(37,384,102)

Interest and other income	26,485	10,149	48,643	16,574	286,622

Cumulative effect of accounting change	–	–	–	–	(153,226)
Other comprehensive income
Gain (loss) on foreign exchange	271,025	52,157	238,805	74,614	377,000

Comprehensive loss for the period	$(2,320,159)	$(1,889,444)	$(5,418,902)	$(3,559,702)	$(36,873,706)

Net loss per share	$(0.003423)	$(0.003606)	$(0.008249)	$(0.007583)

Basic and diluted weighted average number of common
shares outstanding	677,808,737	524,032,265	656,904,280	469,403,291

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended May 31, 2007 and 2006
(Stated in United States Dollars)

			Period Since
			Recommencement
	Six Months Ended	Six Months Ended	of Exploration Stage
	May 31, 2007	May 31, 2006	December 1, 2001 to
	(unaudited)	(unaudited)	May 31, 2007

CASH PROVIDED BY (USED FOR):

Operating activities:
Loss for the period	$(5,418,902)	$(3,559,702)	$(36,873,706)
Adjustments to reconcile loss to net cash used in operating
activities:
Common stock issued, non-cash expenses	432,708	559,000	4,703,548
Cumulative effect of accounting change	–	–	153,226
Depreciation, amortization, accretion and impairment	93,228	109,661	2,063,475
Interest accrued	–	–	486,370
Non-cash financing expense	–	–	252,003
Stock-based compensation	734,094	–	734,094
Write-down of property, plant and equipment	–	–	285,875
Write-off of mineral claim expenditures	–	–	1,159,529
Changes in non-cash operating working capital:
Decrease (increase) in gold inventory	155,414	(7,149)	(345,075)
Increase in other receivables	(11,983)	(10,028)	(19,080)
Increase (decrease) in accounts payable and accrued liabilities	(36,009)	7,914	(318,566)
Increase (decrease) in mineral claims royalty payable	80,000	(50,000)	143,500
Increase in share subscriptions issued	–	712,500	(282,557)
	(3,971,450)	(2,237,804)	(27,857,364)

Investing activities:
Purchase of property, plant and equipment	(870,866)	(3,668)	(2,255,175)
Disposal of property, plant and equipment	–	–	207,289
	(870,866)	(3,668)	(2,047,886)

Financing activities:
Advances from related party	46,389	72,068	114,911
Repayment of loans payable	–	–	(35,729)
Repayment of capital lease obligation	(169,473)	(181,955)	(924,665)
Repayment of convertible debentures	–	(37,041)	(74,999)
Common stock issued for debentures	–	–	217,687
Common stock issued for cash (net of share issue costs)	3,719,126	8,046,310	32,571,539
	3,596,042	7,899,382	31,868,744

Increase (decrease) in cash	(1,246,274)	5,657,910	1,963,494

Cash at beginning of the period	3,509,418	408,589	17,093

Cash at end of the period	$2,263,144	$6,066,499	$1,980,587
Supplemental cash flow information
Non-cash financing activity
Issuance of shares for non-cash expenses	$432,706	$559,000

See accompanying notes to financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

1.	Basis of Presentation:

The unaudited consolidated financial statements include the accounts of Silverado Gold Mines Ltd. and its wholly- owned subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc. (collectively “Silverado”). These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information.

The unaudited consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In Management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at May 31, 2007, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the six-month periods ended May 31, 2007, and May 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year as a whole.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Silverado’s annual report on Form 10-KSB for the fiscal year ended November 30, 2006.

2.	Related Party Transactions:

Silverado has related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively “Tri-Con”), all of which are controlled by a director of Silverado.

The Tri-Con Group provides operations, exploration and development contractors and has been employed by the Company under contract since 1972 to carry out all the Company’s fieldwork and to provide administrative and management services. The current contract dated January 1, 1997 specifies work is charged at cost plus 25% for exploration and cost plus 15% for development and mining services. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. There is no mark up on capital purchases.

At May 31, 2007, Silverado owes $406,223 to Tri-Con for exploration and administration services performed on behalf of Silverado. Tri-Con‘s services for the current fiscal year are focusing mainly on Silverado’s Low-Rank Coal- Water Fuel program, as well as corporate planning and preparation for year-round operations on the Nolan property and administration services at both field and corporate offices.

The aggregate amounts owed to Tri-Con each period include: services rendered for the six months ended by Tri-Con personnel working on Silverado projects such as the Nolan Gold Project; disbursements incurred; and, interest on the outstanding balance at Tri-Con’s cost of borrowing for the following categories:

	Six Months Ended	Six Months Ended
	May 31, 2007	May 31, 2006
	(unaudited)	(unaudited)

Exploration services	$2,179,484	$1,230,955
Administrative and management services	627,803	511,880
Research	58,388	65,917
	$2,865,675	$1,808,752

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

3.	Basic and Diluted Loss per Share:

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

4.	Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization is provided on a straight line basis as follows:

Building, plant and equipment	3 to 20 years
Mining equipment under capital lease	10 years
Auto and trucks	5 years
Computer equipment	3 years
Leaseholds improvements	Length of lease(s)

Property, plant and equipment primarily include mining equipment and camp facilities at the Nolan Gold Project.

Assets currently in construction are segregated and will be reclassified as depreciable assets as soon as they are put into use.

	May 31, 2007	November 30, 2006
Depreciable assets, in use
Nolan buildings	$63,000	$63,000
Nolan mining equipment	1,061,592	869,630
Nolan mining equipment under capital lease	819,842	819,842
Other equipment	472,047	447,047
	2,416,481	2,199,519
Assets in construction
Equipment and facilities, deposits and construction in progress	210,817	—
Leaseholds improvements, in progress	443,087	—
	653,904	—
	3,070,385	2,199,519
Accumulated depreciation, amortization, accretion and impairment	(1,239,214)	(1,145,986)
	$1,831,171	$1,053,533

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

5.	Debentures:

On March 1, 2001, Silverado completed negotiations to restructure convertible debentures totaling $2,000,000. Replacement debentures totaling $2,564,400 were issued in consideration of cancellation of the original debentures plus all accrued interest to March 1, 2001. As of November 30, 2004 the replacement debentures were repaid in full.

Remaining original convertible debentures totaling $140,000 and accrued interest of $104,027 are in default, however, it is unclear whether they will be exchanged for replacement debentures as Silverado has been unsuccessful in its extensive attempts to locate the holders.

6.	Capital Lease Obligation:

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which are estimated to be 10 years. Depreciation of assets under capital leases charged to expense during the period ended May 31, 2007 was $79,329 (2006: $89,929).

The components of the capital lease obligation as of May 31, 2007 and November 30, 2006 are as follows:

	May 31, 2007	November 30, 2006

Total future lease payments	$212,167	$419,602
Less: interest	(5,225)	(43,187)
	206,942	376,415
Less: current portion	(206,942)	(129,286)
Long-term portion	$—	$247,129

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

7.	Common Shares:

During the period ended May 31, 2007 the Company had the following common share transactions:

		Description
Activity	Date	Private Placements	Consulting	Options Exercised	Warrants Converted	Total No. of shares	Price per share	Capital Stock

Balance, November 31, 2006						630,785,052		$82,538,598
Shares issued	December 12, 2006			500,000		500,000	$0.05000	25,000
Shares issued	December 15, 2006		200,000			200,000	$0.13000	26,000
Shares issued	January 2, 2007		375,000			375,000	$0.07000	26,250
Shares issued	January 11, 2007		3,800,000			3,800,000	$0.08000	304,000
Shares issued	January 15, 2007		200,000			200,000	$0.13000	26,000
Shares issued	January 18, 2007				2,500,000	2,500,000	$0.06000	150,000
Shares issued	February 15, 2007		200,000			200,000	$0.13000	26,000
Shares issued	February 23, 2007				11,500,000	11,500,000	$0.03000	345,000
3 month period ended February 28, 2007		–	4,775,000	500,000	14,000,000	19,275,000		928,250
Shares issued	March 6, 2007				8,571,429	8,571,429	$0.07000	600,000
Shares issued	March 9, 2007				8,771,930	8,771,930	$0.07000	614,035
Shares issued	March 15, 2007		200,000			200,000	$0.11000	22,000
Shares issued	March 16, 2007				200,000	200,000	$0.05000	10,000
Shares issued	March 19, 2007				100,000	100,000	$0.05000	5,000
Shares issued	March 22, 2007				1,000,000	1,000,000	$0.05000	50,000
Shares issued	March 30, 2007		1,170,067			1,170,067	$0.09350	109,401
Shares issued	April 1, 2007		375,000			375,000	$0.14000	52,500
Shares issued	April 4, 2007			2,000,000		2,000,000	$0.05000	100,000
Shares issued	April 5, 2007			2,000,000		2,000,000	$0.05000	100,000
Shares issued	April 10, 2007			300,000		300,000	$0.05000	15,000
Shares issued	April 12, 2007			1,000,000		1,000,000	$0.05000	50,000
Shares issued	April 16, 2007		200,000			200,000	$0.15000	30,000
Shares issued	April 19, 2007			200,000		200,000	$0.07000	14,000
Shares issued	April 20, 2007			1,000,000		1,000,000	$0.05000	50,000
Shares issued	April 27, 2007			2,000,000		2,000,000	$0.05000	100,000
Shares issued	May 9, 2007			1,280,000		1,280,000	$0.05000	64,000
Shares issued	May 11, 2007		634,251			634,251	$0.10115	64,156
Shares issued	May 15, 2007		200,000			200,000	$0.10000	20,000
Shares issued	May 17, 2007				17,305,765	17,305,765	$0.05000	865,288
Shares issued	May 22, 2007				17,105,263	17,105,263	$0.05000	855,263
Share issue costs	May 31, 2007					–		(293,459)
6 month period ended May 31, 2007		–	7,554,318	10,280,000	67,054,387	84,888,705		4,425,434
	Balance, May 31, 2007					715,673,757		$86,964,032

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(Stated in United States Dollars)

8.	Subsequent Events:

On June 18, 2007, the Company issued an aggregate of 200,000 common shares at $0.10 per share totaling $20,000 pursuant to a consulting agreement.

On July 11, 2007, the Company issued an aggregate of 375,000 common shares at $0.09 per share totaling $33,750 pursuant to a consulting agreement.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Silverado’s capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of gold recovery activities and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and gold recovery activities, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "seek", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or ”target", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Silverado files with the Securities Exchange Commission (the “SEC”). These factors may cause actual results to differ materially from any forward-looking statement. Management disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

I.	MINING

Silverado Gold Mines Ltd. and its wholly-owned subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc. (collectively referred to herein interchangeably as the “Company” and “Silverado”) is engaged in the acquisition and exploration of mineral properties in the State of Alaska. Precious metals, primarily gold, is the main interest. Silverado has more than 35 years of experience in all aspects of the gold mining industry, from grass-roots exploration, to state of the art mining and processing technologies, for both lode and placer gold deposits. The primary focus is presently on the continued exploration of the Nolan Gold Project, located 175 air miles north of Fairbanks, Alaska. These plans include exploration for both lode gold deposits and placer gold deposits at the Nolan Gold Project. The exploration activities include lode diamond drilling and trenching, geochemical and geophysical surveys, placer rotary drilling, and placer test mining work carried out as part of Silverado’s exploration programs.

Silverado holds interests in four groups of mineral properties in Alaska, as described below:

	1.	Nolan Gold Property;
		a	Nolan Test Mining — Swede Channel & Mary’s East
		b.	Nolan Lode and Placer Exploration
	2.	Hammond Property;
	3.	Eagle Creek Property; and
	4.	Ester Dome Property.

As an exploration stage company, all of the properties are presently in the exploration stage. Silverado does not have any commercially viable reserves on any of the properties, and there is no assurance that commercially viable mineral deposits exist on any of the mineral properties. Further exploration will be required before a final evaluation of the feasibility of commercial mining on any of the properties is determined. There is no assurance that further exploration will result in a final evaluation that determines a commercially viable mineral deposit exists on any of the mineral properties.

At the Nolan Placer Gold Mine, the nature of all deposits encountered to date are small (4,000 to 10,000 bank cubic yards) but high grade in nature. Silverado mines them, processes the gold bearing gravels and sells this gold even though the criteria for a proven reserve has not been met. There are many profitable mines in the U.S. and Canada today that have no proven “reserves”.

II.	LOW-RANK COAL WATER FUEL

Silverado has been working for six years through its Low-Rank Coal-Water Fuel (Green Fuel) division on the development of “Green Fuel”, a non-toxic liquid fuel product derived from sub-bituminous and lignite coal. In its finished form the fuel is a non-toxic, non-hazardous environmentally friendly strategic (liquid) fuel. The primary focus of the Company is presently to secure financing to proceed with the establishment of a demonstration facility in Mississippi designed to document the combustion characteristics of Green Fuel and to obtain “scale-up” parameters for the building of a full scale commercial production facility. A successful demonstration project could lead to the construction of a commercial production facility to manufacture the low-rank coal water fuel as a replacement for oil fired boilers and utility generators.

PLAN OF OPERATIONS

Management’s plan of operation for the next three months through the remainder of the fiscal year is discussed below:

I. MINING

1. NOLAN GOLD PROPERTY

a. The Nolan Test Mining — Swede Channel and Mary’s East

During the second quarter of this fiscal year, exploration and mining utilizing underground retreat mining methods concentrated on the removal and stockpiling of the remaining sections of the Swede Channel for summer processing. The Swede project, completed by the middle of January 2007, yielded a stockpile of 8,963 loose cubic yards (LCY) from the remaining Swede Channel. Furthermore, in early January 2007, crews installed a portal into Mary’s East to begin an underground drift into the Mary’s East deposit. By late March 2007, this horizontal opening utilizing the same equipment used for the Swede Channel, resulted in an additional stockpile of 9,357 LCY of gold-bearing gravel. The combined Swede and Mary’s East stockpiles of 18,320 LCY will be processed at the existing sluice plant location, which was installed in 2006. Sluicing operations during 2007 will be turn key as the necessary equipment, pipelines and pond systems remain in place from 2006 operations.

While there is no assurance that either the Swede Channel or the Mary’s East test mining projects will recover gold with a value greater than the costs associated with extraction and processing, Management expects this year’s recovered gold value could be greater than the costs associated with extraction and processing. Gold recovered from the Swede stockpile in the summer of 2006 is still being sold, and it appears that it could have a value greater than the costs associated with its extraction and processing. As for the 2007 stockpile of 18,320 LCY, a stockpile that is more than double than that of 2006, and whose sampling results predicted good grades, the expected gold recovery value may exceed costs associated with extraction and processing because this year’s costs will be relatively lower than those of 2006 levels, and waste muck is only 20% of 2006 levels.

b. Nolan Lode and Placer Exploration

The Company plans to continue with exploration at the Nolan Lode and Placer properties within the Nolan Gold Project. The objective of this geological exploration program is to further define both lode and placer gold occurrences in order to provide a basis for future exploration activities and test-mining activities at the Nolan Gold Project. Silverado’s lode exploration work is intended to increase Silverado’s geological knowledge on the Solomon Shear Trend and other lode gold occurrences on the properties.

Silverado plans to spend approximately $900,000 during the next three months on its exploration activities connected with the Nolan Gold Project. It is anticipated approximately $250,000 will be spent on gold recovery and related activities, and $650,000 will be spent on exploration activities, including a placer drilling program and continued exploration for lode gold occurrences. The placer drilling will be concentrated along the left limit of Nolan Creek to explore south of the Mary’s East and Swede Channel deposits. In-fill drilling will take place within the area between the Mary’s East and Swede Channel and the Topnotch Prospect. All of the targets are well above the elevation of Nolan Creek.

The actual amount that Silverado spends on exploration will depend on the actual amount of funds that it has available for exploration. While the costs of exploration and test mining may be offset by recoveries from gold sales, these recoveries may not exceed the costs of Silverado’s exploration programs and test mining activities.

Silverado does not have any commercially viable reserves on any of its properties that comprise the Nolan Gold Project or any of its other properties. As Silverado has not established commercially viable reserves on the Nolan Gold Project, there is no assurance that any recoveries of gold from test mining activities will be sufficient to pay for the full cost of exploration. There is no assurance that the Silverado’s test mining activities will result in a final evaluation that a commercially viable mineral deposit exists on any of the Company’s mineral properties that comprise the Nolan Gold Project.

2. HAMMOND PROPERTY

Annual rentals will be paid to keep the mining claims in good standing.

This Property will require additional funding from the Company. If funding is acquired, there is no guarantee that a commercial gold-bearing placer deposit will be developed. If a gold bearing deposit is developed, additional funding will be required to mine the deposit, and until a feasibility study is completed, there is no guarantee that the deposit will be profitable to mine.

3. EAGLE CREEK PROPERTY

The Number One Vein on this property was the lode quartz gold structure that was mined commercially for antimony in the past.

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

4. ESTER DOME PROPERTY

Reclamation work to complete the closure of the Grant Mill Tailings Pond is expected to be done during the summer of 2007. This pond is filled to capacity, and will be capped and decommissioned after final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies.

Furthermore with respect to other areas on this property, several large scale projects have been proposed over the past ten years, but deferred either as a result of poor market conditions or due to internal decisions that favored shifting financial and manpower resources to the Nolan Gold Project.

There is no assurance that a commercially viable mineral deposit exists on any of Silverado’s mineral properties. If one or more commercially viable mineral deposits do exist, they are likely to be gold or antimony lode deposits. Geo-technical work has begun to find a source or sources of the nugget gold and discoveries have been made. Silverado’s newly purchased diamond drill is expected to be ground drilling by late July. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining the Nolan or any of Silverado’s properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of Silverado’s mineral properties.

II. LOW-RANK COAL WATER FUEL PROJECT

Management anticipates spending approximately $500,000 during the current fiscal year on continued work to seek funding from the United States federal and state governments in connection with the establishment of the $26,000,000 demonstration Green Fuel facility in Mississippi.

While there are no assurances that financing will be obtained, Silverado has begun the construction permitting process and will continue with other permit applications.

OFF-BALANCE SHEET ARRANGEMENTS

Silverado has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies (the policies Management believes are the most important to the presentation of Silverado’s financial statements and require the most difficult, subjective and complex judgments) are outlined in the notes to the consolidated financial statements.

ITEM 3.                     CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.

Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") require public companies to maintain "disclosure controls and procedures", which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Exchange Act. Silverado’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, the Certifying Officers concluded that:

(i)

Silverado’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Exchange Act and that such information is accumulated and communicated to Silverado’s management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure; and,

(ii) Silverado’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting.

During the period covered by this report, there were no changes in Silverado’s internal controls or, to Management’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, Silverado’s internal control over financial reporting. While Management believes that Silverado’s disclosure controls and procedures and its internal control over financial reporting are effective, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Silverado have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected

PART II
OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

There are no other past, pending or, to our knowledge, threatened legal proceedings or administrative actions which are expected to have a material adverse effect upon Silverado’s business, prospects financial condition or operations.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Silverado has not sold any unregistered securities other than those previously reported on a Current Report on Form 8-K and filed with the Securities and Exchange Commission.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

Silverado is not currently in default of obligations that exceed 5% of total assets of the Company.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                     EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of the Company (1)

3.2	Amendment to Articles of the Company (2)

3.3	Altered Memorandum of the Company (3)

3.4	Amendment to Articles of the Company (8)

4.1	Share certificate representing common shares of the capital of the Company (1)

10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)

10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)

10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)

10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)

10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)

10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)

10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)

10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)

10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)

10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)

10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)

10.12	2003 Stock Option Plan (7)

10.13	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (9)

10.14	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (9)

10.15	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (9)

10.16	Consultant Agreement between the Company and Smith Canciglia Consulting, Inc. dated May 16, 2004 (9)

10.17	Form of Delay Agreement between the Company and certain of the Selling Shareholders.(9)

10.18	2004 Stock Option Plan (10)

10.19	2006 Stock Option Plan (11)

10.20	2006-II Stock Option Plan (12)

10.21	2007 Stock Option Plan (13)

10.22	Consulting Agreement with Smith Canciglia Consulting, Inc., as amended July 11, 2007, filed herewith.

10.23	Lease Agreement with TA Properties (Canada) Ltd. dated March 30, 2007, filed herewith.

10.24	Lease Agreement between Tri Con Mining, Inc. and the Hurlbuts, dated February 6, 2007, filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002, filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10S filed on May 11, 1984.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995 as an Exhibit.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996 as an Exhibit filed on February 28, 1997.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002 as filed on February 28, 2003.
(7)	Incorporated by reference to the Company’s Schedule 14A Proxy Statement as filed on April 29, 2003.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 13, 2003.
(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed on May 19, 2004.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB as filed on July 15, 2004.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed on April 11, 2006.
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed on March 31, 2006.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed on February 21, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: July 13, 2007

/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal Executive
Officer), and Chief Financial Officer (Principal
Financial and Accounting Officer)