Form 10QSB
period 2007-08-31
SILVERADO GOLD MINES LTD
filed 2007-10-23
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2007

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File Number 0-12132

SILVERADO GOLD MINES LTD.
(NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

British Columbia, Canada	98-0045034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Georgia Street, Suite 1820,
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

Number of shares outstanding as of October 22, 2007: 778,607,717 common shares.

Transitional Small Business Disclosure Format: Yes [   ]   No [X]

SILVERADO GOLD MINES LTD. AND SUBSIDIARIES
(An Exploration Stage Company)
INDEX
Period Ended August 31, 2007

			Page

PART I	FINANCIAL INFORMATION

	ITEM 1	FINANCIAL STATEMENTS

		Condensed Consolidated Balance Sheets as of August 31, 2007 (unaudited) and November 30, 2006	3

		Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2007 and 2006, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through August 31, 2007 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2007 and 2006 and for the period from December 1, 2001 (Recommencement of Exploration Stage) through August 31, 2007 (unaudited)	5

		Notes to the Condensed Consolidated Financial Statements as of August 31, 2007 (unaudited)	6

	ITEM 2	MANAGEMENT'S DISCUSSION OR ANALYSIS OR PLAN OF OPERATION	10

	ITEM 3	CONTROLS AND PROCEDURES	14

PART II	OTHER INFORMATION

	ITEM 1	LEGAL PROCEEDINGS	15

	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	15

	ITEM 4	SUBMISISON OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

	ITEM 5	OTHER INFORMATION	15

	ITEM 6	EXHIBITS	15

SIGNATURES			17

PART I
FINANCIAL INFORMATION

ITEM 1.                               FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated in United States Dollars)

	August.31	November 30,
	2007	2006
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$647,416	$3,509,418
Gold inventory	2,597,877	511,629
Other receivables	138,604	9,972
	3,383,897	4,031,019
Property, plant and equipment, net	2,186,336	1,053,533
	$5,570,233	$5,084,552
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$302,806	$332,229
Mineral claims royalty payable	410,000	380,000
Payable to related party	1,052,104	359,834
Convertible debentures	140,000	140,000
Capital lease obligation, current portion	119,800	129,286
	2,024,710	1,341,349
Asset retirement obligation	540,598	521,058
Capital lease obligations	-	247,129
	2,565,308	2,109,536
STOCKHOLDERS' EQUITY
Stockholders' Equity
Common stock, authorized:
Unlimited common shares with no par value;
Issued and outstanding:
717,448,757 common shares (2006: 594,722,333)	87,125,782	82,538,598
Additional paid-in capital	1,200,408	466,314
Subscriptions received	312,460	273,600
Accumulated deficit during exploration stage	(85,633,725)	(80,303,496)
	3,004,925	2,975,016
	$5,570,233	$5,084,552

The accompanying footnotes are an integral part of the condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Stated in United States Dollars)

					Period Since
					Recommencement
					of Exploration
	Three months ended August 31		Nine months ended August 31		Stage
	2007	2006	2007	2006	December 1, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	to August 31, 2007

General and administrative expenses
Accounting and audit	$29,794	$11,287	$83,929	$83,053	$367,566
Advertising and promotion	171,242	36,038	722,009	218,744	2,526,608
Consulting fees	229,818	175,724	891,982	788,501	6,498,272
Depreciation, amortization, accretion and impairment	54,142	57,412	147,370	167,073	2,117,617
Exploration expenses (net of gold proceeds: $284,753
and $489,190 and inventory change: $2,241,664 and
$2,086,248 for the 3 and 9 months, respectively)	(1,347,878)	767,864	879,756	2,100,326	12,759,436
Financing activities	–	–	–	–	252,003
Interest on capital lease obligations	3,338	9,616	14,825	33,621	315,601
Interest on convertible debentures	2,800	2,800	8,400	8,400	693,007
Legal	68,073	5,775	174,118	191,237	709,775
Management services	339,806	263,089	967,609	745,859	3,918,463
Office	253,673	84,949	668,367	569,048	3,396,683
Other interest and bank charges	1,962	2,560	8,546	8,143	45,028
Reporting and investor relations	65,721	96,281	191,584	164,763	503,370
Research	13,500	20,441	71,888	86,358	807,265
Stock-based compensation	–	–	734,094	–	734,094
Transfer agent fees and mailing	10,185	8,014	38,049	27,615	190,086
Write-down of property, plant and equipment	–	–	–	–	285,875
Write-off of mineral claim expenditures	–	–	–	–	1,159,529
Total Expenses	(103,824)	1,541,850	5,602,526	5,192,741	37,280,278

Income (loss) from operations	103,824	(1,541,850)	(5,602,526)	(5,192,741)	(37,280,278)
Interest and other income	10,009	91,531	58,652	108,105	296,631
Cumulative effect of accounting change	–	–	–	–	(153,226)
Other comprehensive income
Gain (loss) on foreign exchange	(25,160)	840	213,645	75,454	351,840

Comprehensive income (loss) for the period	$88,673	$(1,449,479)	$(5,330,229)	$(5,009,182)	$(36,785,033)

Net income (loss) per share, basic and diluted	$0.000124	$(0.002542)	$(0.007873)	$(0.009894)

Weighted average number of common shares
outstanding, basic and diluted	716,459,626	570,301,569	677,014,546	506,289,678

The accompanying footnotes are an integral part of the condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in United States Dollars)

			Period Since
			Recommencement
	Nine Months Ended	Nine Months Ended	of Exploration Stage

	August 31, 2007	August 31, 2006	December 1, 2001 to
	(unaudited)	(unaudited)	August 31, 2007

CASH PROVIDED BY (USED FOR):

Operating activities:
Loss for the period	$(5,330,229)	$(5,009,182)	$(36,785,033)
Adjustments to reconcile loss to net cash used in operating
activities:
Common stock issued, non-cash expenses	868,058	663,000	5,138,898
Cumulative effect of accounting change	–	–	153,226
Depreciation, amortization, accretion and impairment	147,370	167,073	2,117,617
Interest accrued	–	–	486,370
Non-cash financing expense	–	–	252,003
Stock-based compensation	734,094	–	734,094
Write-down of property, plant and equipment	–	–	285,875
Write-off of mineral claim expenditures	–	(50,000)	1,159,529
Changes in non-cash operating working capital:
Increase in gold inventory	(2,086,248)	(590,695)	(2,586,737)
Increase in other receivables	(128,632)	(4,496)	(135,729)
Increase in accounts payable and accrued liabilities	(9,883)	(137,772)	(292,440)
Increase in mineral claims royalty payable	30,000	–	93,500
	(5,775,470)	(4,962,072)	(29,378,827)

Investing activities:
Purchase of property, plant and equipment	(1,280,173)	(42,864)	(2,664,482)
Disposal of property, plant and equipment	–	–	207,289
	(1,280,173)	(42,864)	(2,457,193)

Financing activities:
Advances from related party	692,270	174,599	760,792
Repayment of loans payable	–	–	(35,729)
Repayment of capital lease obligation	(256,615)	(262,819)	(1,011,807)
Repayment of convertible debentures	–	(36,652)	(74,999)
Common stock issued for debentures	–	–	217,687
Common stock issued for cash (net of share issue costs)	3,757,986	9,290,110	32,610,399
	4,193,641	9,165,238	32,466,343

Increase (decrease) in cash	(2,862,002)	4,160,302	630,323

Cash at beginning of the period	3,509,418	408,589	17,093

Cash at end of the period	$647,416	$4,568,891	$647,416

Supplemental cash flow information
Non-cash financing activity
Issuance of shares for non-cash expenses	$868,058	$559,000

The accompanying footnotes are an integral part of the condensed consolidated financial statements

5

SILVERADO GOLD MINES LTD. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2007
(Unaudited)
(Stated in United States Dollars)

1.	Basis of Presentation, Recent Accounting Pronouncements and Significant Accounting Policies

Basis of Presentation:

The unaudited condensed consolidated financial statements include the accounts of Silverado Gold Mines Ltd. and its wholly-owned subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc. (collectively “Silverado”). These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information.

The unaudited condensed consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In Management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of August 31, 2007, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the nine-month periods ended August 31, 2007, and August 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year as a whole.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Silverado’s annual report on Form 10-KSB for the fiscal year ended November 30, 2006.

Recent Accounting Pronouncements and Interpretations

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the impact of the adoption of SFAS No. 159 could have on the Company’s consolidated financial statements.

In December 2006, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. The guidance is effective for fiscal years beginning December 15, 2006. The Company is evaluating what the impact of the adoption of SFAS No. 159 could have on the Company’s consolidated financial statements.

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the impact of SFAS 157 on its consolidated financial statements.

In June 2006, FASB issued FIN 48 (“FIN48”). “Accounting for Uncertainty in Income Taxes” was issued, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold

SILVERADO GOLD MINES LTD. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2007
(Unaudited)
(Stated in United States Dollars)

and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and earlier application of the provision of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period that FIN 48 is adopted. The Company is evaluating the impact of the adoption of FIN 48, and the effect it could have on its consolidated financial statements.

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

Fair Value of Financial Instruments

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

At August 31, 2007, Silverado owed $1,052,104 to Tri-Con for exploration and administration services performed on behalf of Silverado. Tri-Con‘s services for the current fiscal year are focusing mainly on Silverado’s Low-Rank Coal- Water Fuel program, as well as corporate planning and preparation for year-round operations on the Nolan property and administration services at both field and corporate offices.

The aggregate amounts owed to Tri-Con each period include: services rendered for the nine months ended August 31, 2007 by Tri-Con personnel working on Silverado projects such as the Nolan Gold Project; disbursements incurred; and, interest on the outstanding balance at Tri-Con’s cost of borrowing for the following categories:

	Nine Months	Nine Months
	Ended August 31,	Ended August 31,
	2007	2006
	(unaudited)	(unaudited)

Exploration services (before gold proceeds and inventory change)	$3,216,511	$2,100,326
Administrative and management services	967,609	1,140,150
Research	71,888	86,358
	$4,256,008	$3,326,834

SILVERADO GOLD MINES LTD. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2007
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

4.	Gold Inventory:

The Company values its inventory using the spot gold price at the end of the reporting period. On average, the Company’s test production of past years has yielded 50% gold dust and 50% gold nuggets. Gold dust has brought a sales price equivalent to the spot gold price. Gold nuggets, however, are considered to be gem or jewelry items. They are valued according to weight, purity, character, and relative flatness (wearing quality). Historically, the Company’s gold nuggets have sold above the spot gold price.

	Troy Ounces	Spot Price	Balance
Gold Inventory
Balance, November 30, 2006, at spot rate	791.14	$646.70	$511,629
Gold extraction, Quarter 3	3,726.80
Gold sold, Quarter 1	(254.83)
Gold sold, Quarter 2	—
Gold sold, Quarter 3	(397.22)
Gold sold, YTD	(652.05)
Balance, August 31, 2007, at spot rate	3,865.88	$672.00	$2,597,877

Proceeds from gold sales from gold extracted during test mining are recorded as a reduction of exploration costs during the period the Company is in the exploration stage. The Company sold 652.05 troy ounces of gold for gross proceeds of $489,190 (at an average price of $750.23 per troy ounce) which have been directly applied as a reduction to exploration costs. Furthermore the net change of $2,086,248 in the final valuation of inventory has been directly applied as a reduction to exploration costs as well.

5.	Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization is provided on a straight line basis as follows:

Building, plant and equipment	3 to 20 years
Mining equipment under capital lease	10 years
Auto and trucks	5 years
Computer equipment	3 years
Leaseholds improvements	Length of lease(s)

Property, plant and equipment primarily include mining equipment and camp facilities at the Nolan Gold Project. Leasehold improvements are for both the Vancouver, BC and Fairbanks, AK offices.

Assets currently in construction are segregated and will be reclassified as depreciable assets as soon as they are put into use.

SILVERADO GOLD MINES LTD. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2007
(Unaudited)
(Stated in United States Dollars)

	August 31, 2007	November 30, 2006
Depreciable assets, in use
Nolan buildings	$63,000	$63,000
Nolan mining equipment	1,472,443	869,630
Nolan mining equipment under capital lease	819,842	819,842
Other equipment	502,047	447,047
Leasehold improvements	619,404	—
	3,476,736	2,199,519
Assets in construction
Equipment and facilities, deposits and construction in progress	2,956	—
	3,479,692	2,199,519
Accumulated depreciation, amortization, accretion and impairment	(1,293,356)	(1,145,986)
	$2,186,336	$1,053,533

6.	Debentures:

On March 1, 2001, Silverado completed negotiations to restructure convertible debentures totaling $2,000,000. Replacement debentures totaling $2,564,400 were issued in consideration of cancellation of the original debentures plus all accrued interest to March 1, 2001. As of November 30, 2004 the replacement debentures were repaid in full.

Remaining original convertible debentures totaling $140,000 and accrued interest of $106,827 are in default, however, it is unclear whether they will be exchanged for replacement debentures as Silverado has been unsuccessful in its extensive attempts to locate the holders.

7.	Capital Lease Obligation:

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which are estimated to be 10 years. Depreciation of assets under capital leases charged to expense during the period ended August 31, 2007 was $81,984 (2006: $134,893).

The components of the capital lease obligation as of August 31, 2007 and November 30, 2006 are as follows:

	August 31, 2007	November 30, 2006

Total future lease payments	$121,687	$419,602
Less: interest	(1,887)	(43,187)
	119,800	376,415
Less: current portion	(119,800)	(129,286)
Long-term portion	$—	$247,129

SILVERADO GOLD MINES LTD. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2007
(Unaudited)
(Stated in United States Dollars )

8.	Common Shares:

During the nine months ended August 31, 2007 the Company had the following common share transactions:

		Description

		Private		Options	Warrants	Total No. of
Activity	Date		Consulting				Price per share	Capital Stock
		Placements		Exercised	Converted	shares

Balance, November 31, 2006						630,785,052		$82,538,598
Shares issued	December 12, 2006			500,000		500,000	$0.05000	25,000
Shares issued	December 15, 2006		200,000			200,000	$0.13000	26,000
Shares issued	January 2, 2007		375,000			375,000	$0.07000	26,250
Shares issued	January 5, 2007		3,800,000			3,800,000	$0.08000	304,000
Shares issued	January 16, 2007				2,500,000	2,500,000	$0.06000	150,000
Shares issued	January 17, 2007		200,000			200,000	$0.13000	26,000
Shares issued	February 21, 2007		200,000			200,000	$0.13000	26,000
Shares issued	February 23, 2007				11,500,000	11,500,000	$0.03000	345,000
3 month period ended February 28, 2007		–	4,775,000	500,000	14,000,000	19,275,000		928,250
Shares issued	March 1, 2007		1,170,067			1,170,067	$0.09350	109,401
Shares issued	March 7, 2007				8,571,429	8,571,429	$0.07000	600,000
Shares issued	March 7, 2007		200,000			200,000	$0.11000	22,000
Shares issued	March 8, 2007				8,771,930	8,771,930	$0.07000	614,035
Shares issued	March 16, 2007				200,000	200,000	$0.05000	10,000
Shares issued	March 22, 2007				1,100,000	1,100,000	$0.05000	55,000
Shares issued	April 1, 2007		375,000			375,000	$0.14000	52,500
Shares issued	April 16, 2007			4,300,000		4,300,000	$0.05000	215,000
Shares issued	April 16, 2007		200,000			200,000	$0.15000	30,000
Shares issued	April 20, 2007			200,000		200,000	$0.07000	14,000
Shares issued	April 25, 2007			2,000,000		2,000,000	$0.05000	100,000
Shares issued	April 30, 2007			2,000,000		2,000,000	$0.05000	100,000
Shares issued	May 9, 2007			1,280,000		1,280,000	$0.05000	64,000
Shares issued	May 11, 2007		634,251			634,251	$0.10115	64,156
Shares issued	May 15, 2007		200,000			200,000	$0.10000	20,000
Shares issued	May 18, 2007				17,305,765	17,305,765	$0.05000	865,288
Shares issued	May 22, 2007				17,105,263	17,105,263	$0.05000	855,263
Share issue costs	May 31, 2007					–		(293,459)
3 month period ended May 31, 2007		–	2,779,318	9,780,000	53,054,387	65,613,705		3,497,184
Shares issued	June 18, 2007		200,000			200,000	$0.10000	20,000
Shares issued	July 11, 2007		375,000			375,000	$0.09000	33,750
Shares issued	July 16, 2007		600,000			600,000	$0.09000	54,000
Shares issued	August 16, 2007		600,000			600,000	$0.09000	54,000
3 month period ended August 31, 2007		–	1,775,000	–	–	1,775,000		161,750
Balance, August 31, 2007						717,448,757		$ 87,125,782

SILVERADO GOLD MINES LTD. AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2007
(Unaudited)
(Stated in United States Dollars)

9.	Commitments:

The Company entered into a new seven-year lease expiring August 2014 for its Vancouver, BC office when obliged to vacate its previous lease location at the expiry of the lease. The annual lease commitment is $130,658.

The Company entered into a five-year lease expiring February 2012 for its Fairbanks, AK office at an annual lease cost of $18,000 subject to a 4% increase per year.

	Vancouver, BC	Fairbanks, AK
Year 1	$ 130,658	$ 18,000
Year 2	$ 130,658	$ 18,720
Year 3	$ 130,658	$ 19,469
Year 4	$ 130,658	$ 20,248
Year 5	$ 130,658	$ 21,057

10.	Subsequent Events:

The Company issued an aggregate of 61,158,960 common shares totaling $2,033,460 as follows:

• 500,000 common shares ranging from $0.05 to $0.07 per share totaling $29,000 cash pursuant to stock options exercised;
• 1,492,291 common shares at $0.07 per share totaling $104,460 pursuant to consulting agreements; and
• 59,166,669 common shares ranging from $0.03 to $0.04 per share totaling $1,900,000 cash.

On October 1, 2007, the Company sold 915.06 troy ounces of gold at $742.50 per troy ounce yielding gross proceeds of $679,432.

On October 2, 2007, the Company paid $50,000 for mineral claims royalties in connection with the Hammond Property in the Wiseman Mining District of Alaska.

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

OVERVIEW

I. MINING

Silverado Gold Mines Ltd. and its wholly-owned subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc. (collectively referred to herein interchangeably as the “Company” and “Silverado”) are engaged in the acquisition and exploration of mineral properties in the State of Alaska. Precious metals, primarily gold, is the main interest. Silverado has more than 35 years of experience in all aspects of the gold mining industry, from grass-roots exploration, to state of the art mining and processing technologies, for both lode and placer gold deposits. The primary focus is presently on the continued exploration of the Nolan Gold Project, located 175 air miles north of Fairbanks, Alaska. These plans include exploration for both lode gold deposits and placer gold deposits at the Nolan Gold Project. The exploration activities include lode diamond drilling and trenching, geochemical and geophysical surveys, placer rotary drilling, and placer test mining work carried out as part of Silverado’s exploration programs.

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

At the Nolan Placer Gold Mine, the nature of all deposits encountered to date are small (4,000 to 14,000 bank cubic yards) but high grade in nature. Silverado mines them, processes the gold bearing gravels and sells this gold even though the criteria for a proven reserve has not been met. There are many profitable mines in the U.S. and Canada today that have no proven “reserves”.

II. LOW-RANK COAL WATER FUEL

Silverado has been working for six years through its Low-Rank Coal-Water Fuel (Green Fuel) division on the development of “Green Fuel”, a non-toxic liquid fuel product derived from low-rank coals. In its finished form the fuel is a non-toxic, non-hazardous environmentally friendly strategic (liquid) fuel. The primary focus of the Company is presently to secure financing to proceed with the establishment of a demonstration facility in Mississippi designed to document the combustion characteristics of Green Fuel using low-rank lignite coal and to obtain “scale-up” parameters for the building of a full scale commercial production facility. A successful demonstration project could lead to the construction of a commercial production facility to manufacture the low-rank coal-water fuel for further processing to yield a host of additional fuels and energy products such as hydrogen.

PLAN OF OPERATIONS

Management’s plan of operation for the next quarter is discussed below:

I. MINING

1. NOLAN GOLD PROPERTY

a. The Nolan Test Mining — Swede Channel and Mary’s East

During the period covered by this report, mining concentrated on washing and processing the Swede Channel and Mary’s East 2006 stockpiles, which consisted of 18,320 loose cubic yards (LCY) of gold-bearing gravels. A total of 2,811.74 ounces of nugget gold ¼” and larger were recovered during the sluicing operations this summer. These large nuggets were systematically removed from the upper portions of the wash plant gold-recovery system throughout the past three months. The nugget gold recovered this year ranges from 1/10th of an ounce to 18.32 ounces.

In addition, 207.23 pounds of concentrate that contains gold particles smaller than ¼” in size were separated and delivered for refining in October 2007 yielding 915.06 troy ounces of gold and 65.12 troy ounces of silver, for a combined season total of 3,726.8 troy ounces of gold. The 2007 expected gold recoveries will be nearly four times that of 2006. Management is hopeful that gold recovery may exceed annual costs associated with extraction and processing, especially since this year’s costs are relatively lower that those of 2006 in which upfront investment was required before extraction and processing could occur.

Exploration costs comprising exploration, test mining extraction and processing activities are recorded as incurred in an exploration stage company; thus may fluctuate widely due to activity levels of the period and gold recoveries posted.

Exploration costs are not only reduced by gold proceeds from the sale of gold inventory, but also by the value of the gold inventory held by the Company. The net increase in the inventory balance at August 31, 2007 was also deducted from exploration costs of the company, resulting in negative exploration costs for the quarter. Any future spot rate increases or decreases from the August 31, 2007 level of $672 will be deducted from or added to the exploration costs, respectively, in the future period in which inventory is re-valued or the gold is sold.

b. Nolan Lode and Placer Exploration

During June, July and August, lode exploration focused on soil sampling, ground geophysical surveying, trenching and drilling on its Nolan property.

Silverado undertook backhoe trenching on its Nolan Creek property, resulting in the excavation of seven trenches totaling 1,420 feet to further investigate the gold-antimony-bearing quartz vein systems in Zone 1, Zone 2 and Zone 3 of the southern portion of the five-mile long Solomon’s Shear zone. A total of 168 combined select chip and continuous chip rock samples were collected during the trenching program and submitted to ALS Chemex in Fairbanks for analysis. Of the 136 samples analyzed to date, 16 are still being quantitatively assayed for total antimony. Gold values analyzed thus far reach as high as 5.22 ounces gold per ton and antimony values reach as high as 48.07% .

The company also conducted reconnaissance work in other areas on its Nolan Creek property.

A total of 989 soil samples were collected during the 2007 ground geochemical survey and have been sent to ALS Chemex in Fairbanks for analysis. The 417 samples analyzed to date show a distinct arsenic and antimony anomalous trend on the eastern part of the Solomon Shear trend. Arsenic anomalies are strong indicators of the presence of gold, and these arsenic and co-incident geophysical anomalies, in part, exist uphill from the areas where Silverado in past years has recovered its largest gold nuggets, the largest over 41 troy ounces alone.

Along with the soil sampling campaign, Silverado conducted an extensive very low frequency electromagnetic (VLF-EM) ground geophysical survey to identify structures such as shear zones, faults, and veins that occur within the bedrock.

Exploration drilling started in mid August using the company’s recently purchased diamond drill rig. By the end of the third quarter of the fiscal year, a total of 680 feet had been drilled. The drilling program focuses on an area North of Smith Creek, where company backhoe trenching previously identified three zones that contain gold-antimony bearing quartz vein systems.

The Company plans to continue with exploration at the Nolan Lode and Placer properties within the Nolan Gold Project. The objective of this geological exploration program is to further define both lode and placer gold occurrences in order to provide a basis for future exploration activities, test-mining and eventually continuous mining activities at the Nolan Gold Project. Silverado’s lode exploration work is intended to increase Silverado’s geological knowledge on the Solomon Shear Trend and other lode gold occurrences on the properties.

Silverado plans to spend approximately $800,000 during the next three months on its exploration activities connected with the Nolan Gold Project. It is anticipated approximately $300,000 will be spent on test mining activities and bulk sampling, and $500,000 will be spent on exploration activities, including a placer and diamond core drilling exploration program for exploration for lode gold and antimony occurrences.

2. HAMMOND PROPERTY

The Company has paid $50,000 towards annual rentals to date and paid another $50,000 in September 2007 to keep the mining claims in good standing.

3. EAGLE CREEK PROPERTY

The Number One Vein on this property was the lode quartz gold structure that was mined commercially for antimony in the past, earning the property the title of Alaska’s second largest antimony producer.

Annual assessment work was carried out on the property thereby keeping the mining claims in good standing. Assessment work was focused on the Northwest part of the claim block, where drilling and trenching has defined an intrusive host rock, thought to be a sill, containing low grade gold, silver and antimony mineralization. If funding permits in the future, the Company anticipates that it would design a drilling program to further investigate the gold and by-product mineral distribution of the intrusive.

Claim survey work was undertaken on all Eagle Creek claims to ensure they are in complete compliance with the most stringent maintenance regulations concerning mineral claims.

4. ESTER DOME PROPERTY

Significant drilling, underground and open-cut mining and sporadic milling of this property led to resource definition and the production and sale of some $10,000,000 in gold/silver bouillon bars in the past by Silverado.

Reclamation work to complete the closure of the Grant Mill Tailings Pond is expected to be done during the summer of 2008. This pond is filled to capacity, and will be capped and decommissioned after final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies.

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

With respect to Nolan Gold Project along with the Hammond, Eagle Creek, and Ester Dome Properties, additional exploration will be required before a final evaluation as to the economic and legal feasibility of mining these properties can be determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of Silverado’s properties.

The actual amount that Silverado spends on exploration will depend on the actual amount of funds that it has available for exploration. The costs of exploration and test mining are offset by the inventorying of gold and selling of gold, the values of which have surpassed costs during the period covered by this report.

II. LOW-RANK COAL WATER FUEL PROJECT

Management anticipates spending approximately $200,000 during the next quarter on continued work to seek funding from the United States federal and state governments in connection with the establishment of the $26,000,000 demonstration Green Fuel facility in Mississippi.

While there are no assurances that financing will be obtained, Silverado has begun the construction permitting process and has initiated a $140,000 study of the Red Hills lignite coal in order to assist with permitting.

The Company anticipates its current cash, gold inventory, and recent financing to be sufficient funding for the current plan of operations. Any need for additional funding will be contingent on the results of exploration and test mining activities of the next quarter.

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

(ii) Silverado’s disclosure controls and procedures as of the end of the period covered by this report are effective.

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

ITEM 2.                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Silverado has not sold any unregistered securities during the period covered by this report other than those previously reported on a Current Report on Form 8-K and filed with the Securities and Exchange Commission.

ITEM 3.                               DEFAULTS UPON SENIOR SECURITIES

Silverado is not currently in default of obligations that exceed 5% of total assets of the Company.

ITEM 4.                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                               OTHER INFORMATION

None.

ITEM 6.                               EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of the Company (1)

3.2	Amendment to Articles of the Company (2)

3.3	Altered Memorandum of the Company (3)

3.4	Amendment to Articles of the Company (8)

4.1	Share certificate representing common shares of the capital of the Company (1)

4.2	Form of Subscription Agreement (Regulation D) (15)

4.3	Form of Subscription Agreement (Regulation S) (15)

4.5	Form of Warrant (Regulation D) (15)

4.6	Form of Warrant (Regulation S) (15)

10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)

10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)

10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)

10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)

10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)

10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)

10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. dated January 1, 1997 (5)

10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)

10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1,

1997 (6)

10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)

10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)

10.12	2003 Stock Option Plan (7)

10.13	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (9)

10.14	Consultant Agreement between the Company and CEOcast, Inc. dated April 21, 2004 (9)

10.15	Subscription Agreement between the Company and Christoph Bruning dated May 10, 2004 (9)

10.16	Consultant Agreement between the Company and Smith Canciglia Consulting, Inc. dated May 16, 2004 (9)

10.17	Form of Delay Agreement between the Company and certain of the Selling Shareholders.(9)

10.18	2004 Stock Option Plan (10)

10.19	2006 Stock Option Plan (11)

10.20	2006-II Stock Option Plan (12)

10.21	2007 Stock Option Plan (13)

10.22	2007-1 Equity Compensation Plan(14)

10.23	Consulting Agreement with Smith Canciglia Consulting, Inc., as amended July 11, 2007(16)

10.24	Lease Agreement with TA Properties (Canada) Ltd. dated March 30, 2007(16)

10.25	Lease Agreement between Tri Con Mining, Inc. and the Hurlbuts, dated February 6, 2007(16)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002, filed herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form 10S filed on May 11, 1984.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995 as an Exhibit.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996 as an Exhibit filed on February 28, 1997.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002 as filed on February 28, 2003.
(7)	Incorporated by reference to the Company’s Schedule 14A Proxy Statement as filed on April 29, 2003.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K as filed on June 13, 2003.
(9)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 as filed on May 19, 2004.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB as filed on July 15, 2004.
(11)	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed on April 11, 2006.
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed on March 31, 2006.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed on February 21, 2007.
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed on September 7, 2007.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, as amended, as filed October 16, 2007.
(16)	Incorporated by reference to the Company’s Report on Form 10-QSB filed July, 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: October 22, 2007

/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal Executive
Officer), and Chief Financial Officer (Principal
Financial and Accounting Officer)