Form 10KSB
period 2007-11-30
SILVERADO GOLD MINES LTD
filed 2008-02-28
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2007

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-12132

SILVERADO GOLD MINES LTD.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

British Columbia, Canada	98-0045034
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1111 West Georgia Street, Suite 1820,
Vancouver, British Columbia, Canada	V6E 4M3
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (800) 665-4646

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $58,663,794 as of February 21, 2008.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 926,270,430 common shares, no par value, outstanding as of February 21, 2008.

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

INTRODUCTION

Silverado Gold Mines Ltd. (“Silverado” or the “Company”) is engaged in the acquisition and exploration of mineral properties in the State of Alaska, through its wholly-owned subsidiary, Silverado Gold Mines Inc., and in the development of a liquid fuel derived from low-rank coal through its other wholly-owned subsidiary, Silverado Green Fuel, Inc.

Silverado has committed over three decades of work to the exploration, development and test mining of gold properties throughout North America. In the mid-1980s, the Company decided to focus its efforts in Alaska. We have extensive experience in geological, geochemical and geophysical exploration techniques. Our mineral holdings are located in the Fairbanks Mining District and in the Koyukuk Mining District, consisting of both lode and placer mining claims. At the present time, our primary focus is the exploration and development of our Nolan Gold Project and our Hammond property located 175 miles north of Fairbanks, Alaska. We are also continuing with exploration activities on our Eagle Creek Property and our Ester Dome Project, which are both located in the Fairbanks Mining District.

Silverado has been working for seven years through its “Low-Rank Coal-Water Fuel (Green Fuel)” division on the development of “Green Fuel”, a non-toxic liquid fuel product derived from sub-bituminous and lignite coal. In its finished form the fuel is a non-toxic, non-hazardous environmentally friendly strategic (liquid) fuel. Silverado is seeking financing to enable us to proceed with the construction of a commercial demonstration facility designed to document the combustion characteristics of Green Fuel. A successful demonstration project could lead to construction of a commercial production facility to manufacture the low-rank coal-water fuel as a replacement fuel for oil fired boilers and utility generators. In addition we look forward to our continued planning and progress designed to create a secondary fuel and other product facility designed to gasify and liquefy our green fuel to facilitate the creation of low cost rocket fuel, aviation fuel, gasoline, diesel fuel, synthetic natural gas, synthetic petrochemical feed–stocks, hydrogen for fuel cells, plastic, fertilizers, explosives, urea, ammonia CO2 for enhanced recovery in oil well production as well as a host of other products, all free of sulphur, heavy metals and particulate matter.

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

Our exploration activities are managed and conducted by affiliated companies, Tri-Con Mining Ltd. (“Tri-Con”) and Tri-Con Mining Inc., pursuant to written operating agreements. Each of Tri-Con, and Tri-Con Mining Inc. are privately-owned corporations controlled by Garry L. Anselmo, who is our president, chief executive officer, chief financial officer, and the chairman of our board of directors.

MINERAL EXPLORATION BUSINESS

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

We hold interests in the following four groups of mineral properties in Alaska:

1.	Nolan Gold Project;

2.	Ester Dome Gold properties;
3.	Hammond properties; and
4.	Eagle Creek properties.

A description of our operations with respect to each of these mineral properties is as follows:

1      Nolan Gold Project

The Nolan Gold Project consists of two areas of exploration and development. The Nolan Placer Gold project involves exploration and development of gold occurring in placer deposits such as stream channels or ancient remnants of placer gold deposits. The second part of the project is the Nolan Lode Gold Project. The lode gold project consists of exploration work designed to locate bedrock structures or formations of bedrock which host gold and antimony mineralization. The two facets of the Nolan Gold Project, complement each other, as every stone or pebble in a placer deposit is a piece of rock eroded from some near or distant bedrock formation, each gold nugget or grain of gold in a placer deposit was originally part of a bedrock formation or structure with lode gold mineralization. The search for a lode source is unraveling the sequences of events that caused a placer deposit to form. During 2007, we removed scrap materials and sealed the Swede Channel and Mary’s East portals as part of our reclamation obligations with the Bureau of Land Management. During 2008, we will continue to work on our reclamation obligations with the Bureau of Land Management.

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

The Mary’s East Placer Gold Deposit (“Mary’s East”) is located a few hundred yards northeast of the Swede Channel and directly east of Mary’s Bench Placer Gold Deposit. Unlike the gold concentrations in the Swede Channel, the placer gold in Mary’s East is concentrated in landslide material that was deposited onto a bedrock shelf during the ice age.

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

1.1.1 Swede Channel and Mary’s East 2007 Work

During the winter of 2006, Silverado re-opened the Swede portal and continued with its underground exploration and development program on the remaining sections of the Swede Channel until its completion by the middle of January 2007. A total of 8,963 loose cubic yards (“LCY”) of gravel material was stockpiled from the remaining Swede Channel.

In early January 2007, crews installed a portal into Mary’s East, and began an underground drift into the Mary’s East deposit. The Mary’s East project was completed at the end of March 2007 and 9,357 LCY of gravel material was stockpiled from this project.

The 2006-2007 winter stockpile contained 18,320 LCY (Swede Channel and Mary’s East combined) of gravel material, and was processed from June through July of 2007 at the existing sluice plant location, yielding 2,811.74 troy ounces of gold nugget gold and over 207 pounds of concentrate that contained gold particles smaller than ¼ inch in size. The fine concentrate yielded 915.06 troy ounces of gold (30% gold), which when combined with 2811.74 troy ounces of nugget gold recovered in 2007 totals 3726.80 troy ounces. Also, the fine concentrates yielded 65.10 troy ounces of silver or 2.15% silver.

The Swede channel and Mary’s East portals were both sealed after completion of the underground bulk sampling projects. Both sites were reclaimed in summer 2007 as required by the Bureau of Land Management.

1.2   Nolan Gold Project Exploration

1.2.1 Nolan Placer Gold Exploration

During March and April 2007, placer gold exploration focused on drilling along the left limit of Nolan Creek to explore both north and south of the Mary’s East and Swede Channel deposits. Further placer drilling was carried out within the area between the Mary’s East/Swede Channel Deposits and the Topnotch Prospect. A total of 130 drill holes were completed during that drilling program with a total drill footage of 6,005 feet. The placer drilling was performed by a drill contractor. Out of the 130 drill holes, 52 show the presence of gold, ranging from 0.001 to 0.055 troy ounces of gold per bank cubic yard (Toz/BCY). This placer drilling program discovered an entirely new zone of placer gold which has been named Jack London Bench. Jack London Bench located 200 feet north-east of and 50 feet above the Mary’s East Bench.

The drill samples were processed on site by industry accepted standard gravity methods.

1.2.2 Nolan Placer Gold Exploration 2008 Work Plan

The Company intends to carry out more placer drilling on Jack London Bench and other benches along the left limit of Nolan Creek in 2008. The drilling will be performed by a drill contractor. All of the targets are well above the elevation of Nolan Creek.

The Company also intends to carry out placer drilling in the Workman’s Bench area, located near the confluence of Smith and Nolan Creek. Workman’s Bench was mined on a small scale during 1999-2000.

Budget projections for this project are detailed under the section “Projected Annual Budget for 2008”.

There is no assurance a commercially viable placer gold deposit will be developed as a result of this drilling.

1.3   Nolan Lode Gold Exploration

1.3.1 Nolan Lode Gold Exploration

During 2007, exploration for a lode gold and antimony deposit on the company’s Nolan property focused on the Nolan Creek area within the Solomon Shear Zone and the Fortress area. The Solomon Shear Zone is a five mile long gold and antimony bearing shear zone, which is a possible source of placer gold in the Nolan valley drainages, and bench deposits such as Swede Channel, Mary’s East Bench, Mary’s Bench, Eureka Bench, and Workman’s Bench.

The 2007 lode exploration program consisted of extensive ground geochemical soil surveys and ground geophysical very low frequency-electromagnetic (VLF-EM) surveys, extensive backhoe trenching and a first phase diamond core drilling program to follow up on the significant results achieved by backhoe trenching.

1.3.1.1 Nolan Creek Area

In May, June and July, the Company undertook an extensive geochemical soil sampling campaign on the lower Smith Creek Dome hillside between Archibald Creek and Smith Creek (the “Hillside”), and south of Smith Creek in the lower western part of Midnight Dome. A total of 695 soil samples were collected during the campaign on a 196.85 x 98.43 foot grid. All soil samples were sent to ALS Chemex in Fairbanks for analysis. The assay results of the soil sampling campaign show a distinct arsenic and antimony anomalous trend on the eastern part of the Solomon Shear trend. Arsenic anomalies are strong indicators for the presence of gold. The highest gold in soil anomalies were found in the Pringle Bench area, north of Smith Creek. Here, the Company undertook backhoe trenching and RC drilling in 2006 and discovered 16 antimony-quartz veins over a width of 192 feet. The Company undertook more backhoe trenching and diamond core drilling at Pringle Bench in 2007 which is described below in more detail.

Along with the soil sampling campaign, Silverado conducted an extensive very low frequency - electromagnetic (VLF-EM) ground geophysical survey on the lower Smith Creek Dome hillside between Archibald Creek and Smith Creek, and south of Smith Creek in the lower western part of Midnight Dome, to identify structures such as shear zones, faults, and veins that occur within the bedrock. The VLF-EM survey successfully identified structural trends in the Solomon Shear Zone that are overlain by arsenic, antimony and gold in soil anomalies.

In June, July and August, the Company undertook backhoe trenching on Pringle Bench and Workman’s Bench. This program was followed up by a first phase diamond core drilling program.

1.3.1.2 Pringle Bench

Backhoe trenching and RC drilling on Pringle Bench in 2006 resulted in the discovery of 16 antimony veins over a width of 192 feet. Assay results were as high as 0.83 ounces gold per ton and yielded antimony grades as high as 46%. In 2007, the Company followed up on the significant results achieved in 2006 and excavated six additional trenches, totaling 1296 feet, to further investigate the gold bearing antimony-quartz veins previously identified in 2006. A total of 153 combined continuous chip and select chip rock samples were collected and sent to ALS Chemex in Fairbanks for analysis. Significant gold values were found in all trenches which reached as high as 5.22 troy ounces per ton (179 g/t). The antimony values yielded up to 64.76% .

Pringle Bench represents an area 500 feet wide by 700 feet long and consists of a series of sub parallel gold bearing antimony-quartz veins. Trenching successfully identified three lode zones that contain the gold bearing antimony-quartz veins. The widths of the veins vary, from a quarter inch to seven inches. Spacing of veins also varies, from a quarter inch to several feet.

Following up on the encouraging results achieved by backhoe trenching, the company started a first phase drilling program at Pringle Bench at the end of August 2007 using its own diamond core drill rig. Eleven drill holes were drilled on Pringle Bench totaling 2,415 feet. The core drilling program was designed to check for down-dip continuity of the gold bearing antimony-quartz vein systems in the three zones identified so far. The core drilling successfully confirmed the presence of stibnite (antimony) and quartz veins at varying depths, with widths up to several inches.

All drill core was logged and photographed by Silverado geologists. Once all technical data had been derived from the core, the core was cut lengthwise. The half-core was sampled by pre-determined interval based on geology, and placed in sealed sample bags labeled with the assigned sample number. All samples were delivered to ALS Chemex in Fairbanks for analysis. A sample quality control/quality assurance program was implemented.

As of November 30, 2007, assay results from the Pringle Bench drilling program were still pending.

1.3.1.3 Workman’s Bench

Workman’s Bench is located near the confluence of Smith and Nolan Creek. It is reported that during World War II about six tons of stibnite ore (antimony) was mined from the Workman’s Bench area.

In July 2007, the Company excavated one trench in the old Workman’s Bench pit with a total length of 125 feet. This trench exposed the largest antimony veins discovered in the Nolan Creek area to that date, with widths up to 10 inches. A total of 15 continuous chip samples were collected and sent to ALS Chemex in Fairbanks for analysis. Significant gold values were found in the Workman’s Bench trench which reached as high as 0.12 troy ounces per ton (4.17 g/t). The antimony values yielded up to 30.30% .

A first phase exploration drilling program on Workman’s Bench using the Company’s own diamond core drill rig started at the end of August 2007 and ended on October 23, 2007 due to weather conditions. Seven drill holes were drilled totaling 2,140 feet. This drilling program was designed to check for down-dip continuity of the gold bearing antimony-quartz veins previously discovered. Visual observation of the drill core had identified the presence of many antimony-quartz and quartz veins with varying widths up to one foot. The majority of these veins were found to be contained in an 80 foot wide zone.

All drill core was logged and photographed by Silverado geologists. Once all technical data had been derived from the core, the core was cut lengthwise. The half-core was sampled by pre-determined interval based on geology, and placed in sealed sample bags labeled with the assigned sample number. All samples were delivered to ALS Chemex in Fairbanks for analysis. A sample quality control/quality assurance program was implemented.

As of the date of this filing, assay results from the Workman’s Bench drilling program were still pending.

At the end of November, the Company started to drive a tunnel into the Workman’s Bench mineralized zone to intersect the 80 feet wide zone that contains the gold bearing antimony-quartz veins. The Company intends to collect a bulk sample from the mineralized zone for metallurgical test work. The underground exposure of the mineralized zone will play an important key role for the Company in obtaining a better understanding of the nature of the structurally controlled gold and antimony mineralization in the Solomon Shear Zone. This will significantly support Silverado’s exploration strategy.

1.3.1.4 Fortress Area

The Fortress area is located 2 miles northeast of Nolan camp and north of Smith Creek Dome. This area exposes several outcropping northwest-striking quartz veins, some of which contain significant gold mineralization. The Company investigated the Fortress area in late summer 2007 and collected several quartz vein samples and confirmed anomalous gold concentrations in vein samples.

Based on the very encouraging results, the Company conducted a VLF-EM ground geophysical survey along with a ground geochemical soil survey over the central part of the Fortress area. A total of 290 soil samples were collected on a regular grid during the campaign. All soil samples were sent to ALS Chemex in Fairbanks for analysis.

The VLF-EM survey revealed two east-west trending fault zones that are overlain by strong arsenic and gold in soil anomalies, which are up to over 1,500 feet in length. Arsenic is a strong indicator for the presence of gold mineralization. The Company strongly believes that the formation of the northwest striking gold-bearing quartz veins was controlled by east-west trending deformation zones, as evidenced for other areas in the southern Brooks Range. The VLF-EM ground geophysical survey along with the ground geochemical soil survey conducted in the Fortress area, confirmed the presence of the gold-bearing antimony quartz vein system on the Saddle, as part of the Solomon Shear trend, in the southern part of the Fortress area. The VLF-EM survey revealed two northeast trending deformation zones of which the southern deformation zone is overlain by strong antimony and arsenic in soil anomalies.

The two different striking gold-bearing vein systems that occur in the Fortress area along with defined structural trends overlain by gold, antimony and arsenic anomalies make the Fortress area an exciting lode gold exploration target in addition to the Nolan Creek lode gold targets

1.3.2 Nolan Lode Gold Exploration 2008 Work Plan

During 2008, lode exploration work will consist ground geochemical soil sampling, VLF-EM ground geophysical surveying, trenching and drilling in the five mile long gold and antimony mineralization containing Solomon Shear Zone and the gold mineralization containing Fortress area.

Hillside: A minimum of eight trenches will be excavated to expose the underlying bedrock in areas which have yielded encouraging results from geologic, geochemical and geophysical investigations. The trenches will be mapped and sampled in detail. This information will be integrated and useful in the selection targets for lode exploration drilling. Once trenching sample data has been analyzed and integrated with existing data, a series of drill holes will be drilled to identify bedrock structures and any associated mineralized bedrock formations. A minimum of 20 drill holes are planned for the hillside. Drilling will be performed with the company’s own diamond core drill rig.

Pringle Bench: A minimum of two trenches and minimum of 20 diamond core drill holes are planned for the Pringle Bench area to further investigate the gold bearing antimony-quartz vein systems in the three zones identified so far. Pringle Bench represents an area 500 feet wide by 700 feet long. Drilling will be performed with the company’s own diamond core drill rig.

Workman’s Bench: A minimum of 20 diamond core drill holes are planned for the Workman’s Bench area to further investigate the gold bearing antimony-quartz vein systems in the mineralized zone identified so far. It is further planned to continue tunneling into the Workman’s Bench mineralized zone to intersect the 80 foot wide zone that contains the gold bearing antimony-quartz veins. The Company intends to collect a bulk sample from the mineralized zone for metallurgical test work. The underground exposure of the mineralized zone will play an important key role for the Company in obtaining a better understanding of the nature of the structurally controlled gold and antimony mineralization in the Solomon Shear Zone. This will significantly support Silverado’s exploration strategy

Fortress Area: More geochemical soil sampling along with a VLF-EM ground geophysical survey is planned for the Fortress area. The Company also plans to excavate a minimum of three trenches and plans to drill a minimum of 10 drill holes to investigate the two east-west trending fault zones that are overlain by strong arsenic and gold in soil anomalies, which are up to over 1,500 feet in length.

All laboratory analytical work will be performed by an outside certified assay laboratory. Samples from all areas are carefully collected and transported under a chain of custody system to ensure sample integrity. Sample splits are retained by the Company for verification and additional testing, if necessary. The total amount of lode exploration drilling performed during 2008 will be determined early in the year, and are contingent on funding availability and the quantity and extent of drill targets developed during the trenching phase of the program.

Budget projections for this project are detailed under the section “Projected Annual Budget for 2008”.

There is no assurance that a commercially viable lode gold bearing mineral deposit exists on the Nolan Gold Project. Further exploration will be required before sufficient information is available to determine the presence of a lode gold deposit at Nolan. Even if a lode gold occurrence exists on the property, there is no assurance that it would be economically feasible as an ore deposit.

2      Ester Dome Property

2.1   Ester Dome Property 2007 Work

The properties comprising our Ester Dome gold project are discussed in detail under the heading Description of Properties in this annual report. In recent years, all exploration trenches were backfilled, stabilized, and seeded to resist surface erosion. Annual assessment work for 2008 was completed and all claim rental payments were made to maintain the property in good standing. Fairbanks North Star Borough 2007 taxes were paid on the mill facility and mine facilities in the sum of $8,535.42.

2.2   Ester Dome Property 2008 Work Plan

During 2008, we plan to continue work toward completion of the closure of the Grant Mill Tailings Pond. This pond, which is filled to capacity with tailings, will be capped and decommissioned after a final approval of the tailings pond closure plan is received from the Alaska Department of Environmental Conservation (“ADEC”). We also plan to continue reclamation work on our Ester Dome holdings during 2008.

Several large-scale projects have been proposed over the past ten years, but shelved either as a result of poor market conditions or due to internal decisions to favor shifting financial and manpower resources to the Nolan Project. One project that remains under consideration is environmentally friendly bio-degradable urea heap leaching of crushed and agglomerated gold ore after coarse gold has been recovered from the crushed ore by conventional gravity and water methods. A second project that continues under study involves mining of the O'Dea structure by underground methods. All past mining stopped at the 200 foot level of the workings, which is just above the water table. Close spaced diamond drilling between the 200 foot and 1,000 foot levels prove the existence of several significant high grade ore shoots within the O’Dea breccia zone.

3      Hammond Property

3.1   Hammond Property 2007 Work

The placer claims comprising our Hammond property are discussed in detail under the heading Description of Properties in this annual report. During 2007, rental payments were made to keep the mining claims in good standing.

3.2   Hammond Property 2008 Work Plan

RC placer drilling in 1995 and 2006 identified a channel containing placer gold that extends for a length of over 1,800 feet. The channel, named the Slisco Channel, remains open to the southeast and there is evidence of one or more tributary channels that remain to be explored in the near future. Within the Slisco Channel, the placer gold occurs on bedrock and on a second horizon about 20 feet above the bedrock channel.

The higher placer gold values in both pay layers are located within the left limit of the Slisco Channel. In addition to the encouraging drill results to date, the potential of extending the channel to the southeast plus the possibility of discovering gold bearing tributary channels, make this a prospect for additional discoveries. During the summer of 2008, a series of drill holes will be completed to explore for the extension of the Slisco Channel to the south. Presently, it has been traced for 1,800 feet. The drill program will also seek to define any gold bearing tributaries to the Slisco Channel.

This project may require the Company to secure additional funding. Even if funding is acquired, there is no guarantee that a commercial gold bearing placer deposit will be developed. Even if a gold bearing deposit is developed, additional funding will be required to mine the deposit, and until a feasibility study is completed, there is no guarantee that the deposit will be profitable to mine.

4      Eagle Creek Property

The properties comprising our Eagle Creek property are discussed in detail under the heading Description of Properties in this annual report. During 2007, annual assessment work was completed on the property, and rental payments were made to keep the mining claims in good standing.

4.1   Eagle Creek Property 2008 Work Plan

During 2008, annual assessment work will be completed on the property to keep the mining claims in good standing. Assessment work will be focused on the northwest part of the claim block, where drilling and trenching has defined an intrusive host rock, thought to be a sill, containing low grade gold, silver and antimony mineralization. If funding permits, the company will design a trenching and drilling program to further investigate the gold and byproduct mineral distribution of the intrusive. Additional work which includes trenching and drilling will also be completed on the Number One Vein. The Number One Vein was the lode quartz gold structure which has been mined commercially for antimony. The drilling will be performed by a drill contractor.

Completing the 2008 work plan will be contingent on available funding. Even if funding becomes available, there is no assurance that a commercial gold-silver-antimony deposit will be defined. A commercially viable economic mineral deposit has not been defined on the property, and there is no assurance that a commercially viable economic mineral deposit exists on the property.

2008 Exploration Budget

Projected Annual Budget for Fiscal Year 2008

Nolan Gold Project

Drilling and Exploration Program - Nolan Gold Project	$3,000,000
Underground mining Program - Nolan Gold Project	2,000,000
Total Costs for the Nolan Gold Project	5,000,000
Total Costs for the Eagle Creek Project	500,000

Total Costs for the Ester Dome Project	500,000
Total Costs for the Hammond Project	50,000
Administration – All Projects	500,000
Total Budget All Projects	$6,550,000

Completion of all of the projects described in the 2008 work plan may be contingent on additional funding. There is no assurance that additional funding, if required will be obtained. Even if the additional funding is obtained, there is no assurance that a commercial ore deposit will be developed. Revenues from any anticipated gold sales may be insufficient to cover the costs of the gold recovery.

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

We entered the fuel sector in 2000 by forming a new Fuel Technology division which operates out of Fairbanks, Alaska. This division of the business is operated by our wholly owned subsidiary, Silverado Green Fuel Inc., under the supervision of Dr. Warrack Willson, Vice-President of Fuel Technology. The fuel product is called low-rank coal-water fuel (LRCWF or Green Fuel), which is a low-cost, non-toxic, non-hazardous alternative to oil fuels used in commercial boilers for the production of electricity and industrial heat. As a liquid fuel Green Fuel enjoys all the benefits of liquid handling and storage, Green Fuel allows coal to be used sight unseen and is made from coal, America’s most abundant fossil energy resource. This fuel is produced by the fine grinding of low-rank coal, and subsequent hydrothermal treatment of the finely ground coal particles. Hydrothermal treatment (HT) is an advanced technology, featuring moderate temperature/pressure, non-evaporative treatment or hot water drying, which irreversibly removes most of the inherent moisture from low-rank coal and allows the formulation of commercially viable LRCWFs. HT is similar in many respects to pressure cooking, and the product retains all of the desirable combustion characteristics of low-rank coal. When Green Fuel is injected into a boiler, the particles ignite and burn rapidly, which leads to little or no boiler de-rating when substituted for oil. We believe that demand for the Green Fuel and its production and utilization technology exists because of the high cost of oil and the desire for economical alternatives to oil that are environmentally friendly.

On December 18, 2006, Silverado Green Fuel Inc. announced the signing of a Memorandum of Understanding (“MOU”) between Choctaw County, the Choctaw County Economic Development District, the Mississippi Development Authority (“MDA”) and Silverado Green Fuel Inc. The MOU is an agreement to build the country’s first Low-Rank Coal-Water fuel commercial demonstration plant at the Red Hills Ecoplex just outside of Ackerman, MS. It is anticipated that the $26 million Silverado Green Fuel Demonstration Project will be located on a 14-acre site, and is being designed to utilize the state's vast supply of low-rank coal reserves by converting them into green fuel, a new form of coal-based, environmentally friendly, low-cost, alternative fuel.

Under the terms of the MOU, Choctaw County Economic Development District will provide Silverado Green Fuel Inc. a 14 acre site at the Ecoplex. Choctaw County will clear the site in preparation for construction. The County has also agreed to construct the plant facility building based on Silverado’s specifications. The MDA will provide for the infrastructure through a series of grants. Silverado Green Fuel Inc. will provide the proprietary technology developed by Dr. Warrack Willson. Silverado will run the facility, which is expected to produce hundreds of jobs during the construction phase and 45 permanent jobs.

During late May of 2007, Silverado environmental staff met in a “pre-permitting” meeting with representatives of the Mississippi Department of Environmental Quality (“MDEQ”). At that meeting all the various sections of MDEQ that would be involved in the permitting of the Green Fuel industrial process were present, representatives of these sections were assigned to our project, and the lead MDEQ regulator that will serve as our point-of-contact was designated.

As we await full funding of the project, preliminary work on aspects of the various permits involved will continue during fiscal 2008. The development of an Environmental Management System (“EMS”) that was initiated in 2007 upon the signing of the MOU will also continue during fiscal 2008. Silverado has also agreed to fund a study by the University of Alaska Fairbanks of the chemical and physical characteristics of Mississippi lignite coal, and it is anticipated that that study will commence during fiscal 2008.

GOVERNMENT REGULATION

Our Nolan Gold Project and Hammond River project are comprised of non-patented federal mining claims located on federal land managed by the U.S. Bureau of Land Management (“BLM”). Our exploration activities on these projects are carried out under a BLM-approved plan of operations obtained through the State of Alaska's Department of Natural Resources (“ADNR”) Alaska Placer Mining Application (“APMA”) process. This process subjects our work plans to a multi-agency analysis that determines plan compliance and stipulations in accordance with the following non-exhaustive list of principal laws and regulations:

1.	General Mining Law of 1872, as amended,
2.	Federal Land Policy and Management Act of 1976,
3.	Alaska National Interest Lands Conservation Act of 1980, as amended,
4.	Executive Order 11988 of 1977, as amended - Floodplains
5.	Executive Order 11990 of 1977 - Protection of Wetlands,
6.	Endangered Species Act of 1973, as amended,
7.	Antiquities Act of 1906,
8.	National Historic Preservation Act of 1966, as amended,
9.	Archaeological Resources Protection Act (ARPA) of 1979,
10.	Clean Air Act, as amended,
11.	Clean Water Act of 1977,
12.	Resource Conservation and Recovery Act (RCRA) of 1976 (Solid Waste Disposal Act), as amended,
13.	Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) of 1970, as amended,
14.	40 Code of Federal Regulations Subparts 110 and 112, and
15.	43 Code of Federal Regulations Subparts 3809 and 3715.

The ADNR also distributes our APMAs for review and/or approval by other agencies, including the Alaska Department of Environmental Conservation (“ADEC”), Alaska Department of Fish and Game (“ADFG”), the State Historic Preservation Office (“SHPO”), U.S. Environmental Protection Agency (EPA), and the U.S. Army Corps of Engineers (“COE”).

Our 2007 exploration activities on the Nolan Gold Project are being carried out under a BLM-approved plan of operations, and a comprehensive multi-year APMA for operations that we propose to undertake during the period of 2008 - 2010 was submitted during November of 2007.

We post an annual reclamation bond in the amount required by the laws of the State of Alaska for each acre of proposed disturbance that exceeds reclaimed acreage. We have currently posted the appropriate bonding, and as a matter of company policy have endeavored for many years to conduct an ongoing program of reclamation of surface disturbances as soon as practicable upon the conclusion of work in any particular area.

Nolan Creek is one of only seven freshwater waterways in the State of Alaska legally classified with a primary categorization as an industrial water supply (State of Alaska 18 AAC 70.230(e)(13)) . This classification does not relieve us from our various permit obligations, but nonetheless serves to place our industrial diversions of fresh water ahead of other potential uses that could be conceived of for Nolan Creek.

We hold several EPA National Pollutant Discharge Elimination System (“NPDES”) permits for the major creeks and streams of the project. In the event of any discharge we are required to monitor "background" streamflow and the subject discharge, and through comparison demonstrate our compliance with EPA permit conditions regarding turbidity, suspended solids, and heavy metals. Although we submit annual Discharge Monitoring Reports (“DMRs”) to the EPA, it should be noted that we maintain a closed-circuit, zero-discharge recycling pond system that serves all our Nolan Gold Project placer gold recovery operations.

Our exploration program's industrial activities are also regulated by the federal Mine Safety and Health Administration (“MSHA”). This agency's inspectors periodically visit our project to monitor the health and safety of our workers, and to inspect our equipment and installations for compliance with various MSHA regulatory requirements. All of our workers have completed MSHA safety training and are required to complete annual MSHA refresher courses. A designated company safety officer for the project is also on site at all times.

Our Nolan Gold Project placer claim holdings are comprised of 199 contiguous unpatented federal placer mining claims located within the Nolan and Hammond River drainage systems. Silverado also holds 2 unpatented federal placer mining claims located on Marion Creek and 5 unpatented federal placer mining claims located on Clara Creek. Both Clara and Marion Creeks are left limit tributaries to the Middle Fork of the Koyukuk River. The Clara Creek and Marion Creek claims are located approximately 1.5 and 3 miles north of Coldfoot, Alaska, respectively, and are situated near the Dalton Highway. Silverado is the registered owner of all 206 placer claims. Over the years Silverado has conducted operations on this property entitled: the Nolan Deep Channel, Smith Creek, Thomson’s Pup, Mary’s Bench, Swede Channel, Mary’s East, Archibald Creek, Mary’s East, Workman's Bench, Upper Nolan Creek, Dolney Bench, West Block, "3B1" on Nolan Creek, and Eureka Bench, et al. The main block of contiguous Nolan Placer claims cover approximately 6 square miles of creeks and fluvial terraces and uplands.

Of these claims, the Thomson’s Pup claims consist of 6 unpatented federal placer claims registered in the name of Silverado Gold Mines Inc. Our ownership in these claims is subject to a royalty of 3% of net profits on 80% of production payable to Frank Figlinski and Lyle R. Carlson.

Our Ester Dome Project is comprised of fifty-two (52) unpatented state mining claims and one (1) federal non-patented mining claim. State claims are managed by the State of Alaska. Federal claims are managed by the Bureau of Land Management. Our exploration and mining activities on these lands are carried out under approved plans of operations obtained through the ADNR’s APMA process. This process subjects our work plans to a multi-agency analysis that determines plan compliance and stipulations in accordance with the non-exhaustive list of principal laws and regulations given above at the head of this section. The claims which contain the Grant Mill facility, support structures and offices, are located inside the Fairbanks North Star Borough (“FNSB”) and are subject to annual tax assessments. During 2007, property taxes were paid to the FNSB in the amount of $ 8,535.42.

Our Eagle Creek Property is comprised of seventy-seven (77) state non-patented mining claims. State claims are managed by the State of Alaska. Our exploration and mining activities on these lands are carried out under approved plans of operations obtained through the ADNR’s APMA process. This process subjects our work plans to a multi-agency analysis that determines plan compliance and stipulations in accordance with the non-exhaustive list of principal laws and regulations given above at the head of this section.

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

EMPLOYEES

We do not have any employees. Our operating and administrative activities are carried out through our agreement with the Tri-Con Mining Group.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have spent the following amounts on research and development activities during the past two fiscal years:

	December 1, 2006	December 1, 2005
	to November 30, 2007	to November 30, 2006
Research and Development
Expenditures:	$34,313	$129,698

Research and development activities were primarily attributable to the pursuit of the development of our Green Fuel business. During 2004 and 2005, the majority of the research and development costs attributable to the low-rank coal-water fuel technology related to further technical work on the fuel creation temperature and the preparation of a United States grant application.

ENFORCEABILITY OF CIVIL LIABILITIES

Our headquarters are located in, and our officers and directors are residents of, Canada. Further, some of our assets are, or may be, located outside the United States. Accordingly, it may be difficult for investors to effect service of process within the United States on us or our officers and directors, or to enforce against them judgments obtained in United States courts predicated upon the civil liability provisions of the United States federal securities laws. There is also uncertainty as to both an investor’s ability to enforce, in an appropriate foreign court, judgments of United States courts based upon the civil liability provisions of the United States federal securities laws, and an investor’s ability to bring an original action in an appropriate foreign court to enforce liabilities against us or any person based upon the United States federal securities laws. If investors have questions with respect to these issues, they should seek the advice of their legal counsel.

ITEM 1A. RISK FACTORS

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

We had working capital of $1,759,774 as of November 30, 2007. We did not report revenues in our last three fiscal years ended November 30, 2007, 2006 or 2005. Our plan of operations calls for expenditures of a minimum of $6,550,000 to be incurred by us over the next twelve months in order to continue our mining exploration activities at the Nolan Gold, Ester Dome, Eagle Creek and Hammond Projects. While we will apply proceeds from gold sales generated from our test mining activities to cover our exploration expenditures, we anticipate that proceeds from gold sales over the next twelve months may not exceed our projected expenditures during this period with the result that we will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, including our planned test mining activities, and our financial condition, business prospects and results of operations will be materially adversely affected.

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

We plan to continue exploration on our mineral properties. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that additional commercially exploitable reserves of gold exist on our properties. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of commercial exploitable quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded

As we face intense competition in the exploration industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our head office is located at Suite 1820, 1111 West Georgia Street, Vancouver, British Columbia, Canada V6E 4M3. These premises are comprised of approximately 4,752 square feet and are leased for a term expiring in July 2014.

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

NOLAN GOLD PROJECT

We do not have any commercially viable reserves on any of our properties that comprise the Nolan Gold Project or any of our other properties. We plan to carry out exploration activities on the Nolan Gold Project that are referred to as “test mining activities”. The objective of the test mining activities on the Nolan Gold Project is to expand our knowledge and geological data of the mineralization of the placer deposits and the lode mineralization occurrences on the Nolan Gold Project and to recover gold from test mining activities in order to pay for a portion of the expense associated with exploration of the Nolan Gold Project. As we have not established commercially viable reserves on the Nolan Gold Project, we anticipate that recoveries of gold from test mining activities may not be sufficient to pay for the full cost of exploration. There is no assurance that our test mining activities will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties that comprise the Nolan Gold Project.

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

A map illustrating the location and access to the Nolan Gold Project is provided below:

NOLAN
SLISCO
PROPERTY
Pipeline Highway
Secondary Road
xxxx Gold Deposit
Placer Mining Area
Sketch Map Of
ARCTIC KOYUKUK DRAINAGE
BY ROBERT MARSHALL
Compiled on U.S.G.S. Base
1932
SILVERADO GOLD MINES

2.      Ownership Interest

The Nolan properties are comprised of four non-continuous groups of federal unpatented mining claims. There has been no legal survey on any of the claims. These groups of properties are described as follows:

(a)   Nolan Gold Project Placer Property

Our Nolan Gold Project placer claim holdings are comprised of 199 contiguous unpatented federal placer mining claims located within the Nolan and Hammond River drainage systems. Silverado also holds 2 unpatented federal placer mining claims located on Marion Creek and 5 unpatented federal placer mining claims located on Clara Creek. Both Clara and Marion Creeks are left limit tributaries to the Middle Fork of the Koyukuk River. The Clara Creek and Marion Creek claims are located approximately 1.5 and 3 miles north of Coldfoot, Alaska, respectively, and are situated near the Dalton Highway. Silverado is the registered owner of all 206 placer claims. Over the years Silverado has conducted operations on this property entitled: the Nolan Deep Channel, Smith Creek, Thomson’s Pup, Mary’s Bench, Swede Channel, Mary’s East, Archibald Creek, Mary’s East, Workman's Bench, Upper Nolan Creek, Dolney Bench, West Block, "3B1" on Nolan Creek, and Eureka Bench, et al. The main block of contiguous Nolan Placer claims cover approximately 6 square miles of creeks and fluvial terraces and uplands.

Of these claims, the Thomson’s Pup claims consist of 6 unpatented federal placer claims registered in the name of Silverado Green Fuel. Our ownership in these claims is subject to a royalty of 3% of net profits on 80% of production payable to Frank Figlinski and Lyle R. Carlson.

(b)   Nolan Lode

The Nolan Lode claims are comprised of 404 unpatented federal lode claims. A claim staking program added 242 of these claims during 2006, and 95 more during 2007. Ownership of these federal lode claims is in the name of Silverado Gold Mines Inc. This area encompasses approximately 11 square miles.

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

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz. GOLD RECOVERED	RECOVERED GRADE OZ/BCY (Bank Cubic Yards)
1980-88	Test Mining During Exploration	Surface Operations	Archibald / Fay Creek	40,000est	2,400 *	0.060est
1993	Production	Surface Operations	Thompson Pup	33,800	1,304	0.038
1994	Production	Underground Operations	Mary’s Bench Underground	16,143	2,697	0.167
1994	Production	Surface Operations	Eureka Bench Open Cut	29,300	5,733	0.196
1995	Production	Surface Operations	Phase 3 Open Cut	22,285	2,394	0.107
1995	Production	Underground Operations	3B1 Underground	12,991	1,006	0.077

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz. GOLD RECOVERED	RECOVERED GRADE OZ/BCY (Bank Cubic Yards)
1995	Production	Surface Operations	West Block Open Cut	18,988	1,305	0.069
1995	Production	Surface Operations	Mary’s Bench hydraulic	600	27	0.045
1996	Test Mining During Exploration	Surface Operations	Dolney Bench Surface	5,042	126	0.025
1998	Test Mining During Exploration	Surface Operations	Archibald Creek Surface	5,947	128	0.022
1999	Test Mining During Exploration	Underground Operations	Swede Channel Underground	4,575	623	0.136
1999	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	5,580	112	0.020
2000	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	14,919	201	0.013
2003	Test Mining During Exploration	Underground Operations for Nolan Deep Channel; Surface Operations for Wooll Bench, Mary’s Bench and other	Nolan Deep Channel, Wooll, Mary’s Bench, Other	30,279	451	0.015
2006	Test Mining During Exploration	Underground Operations	Swede Channel Underground	6,843	939	0.137
2007	Test Mining During Exploration	Underground Operations	Swede Channel and Mary’s East Underground	14,092	3,726.8	0.264
TOTALS				261,384	23,172.8	0.089

*Includes 1,320 ounces produced by lessee.

We have not achieved profitability in any of the years during which we have carried out production or test mining activities at the Nolan Gold Project.

We did not carry out any gold recovery operations during 2004 and 2005 as we focused on lode exploration on the property, as opposed to test placer mining activities.

During the winter of 2005, Silverado began an underground exploration and development program on the Swede Channel. Continuing into 2006, Silverado installed about 900 feet of exploration drifts by underground tunneling methods into the Swede Channel. Prior bulk sampling had shown the channel to contain gold in the basal gravels, so the project was designed to obtain a large bulk sample from the tunnel being advanced into the channel. The 2005-2006 winter stockpile contained 8,896 LCY of gravel material, and was processed between June 28th through July 20th of 2006, yielding 939.07 troy ounces of gold nuggets and dust. The Swede portal was re-opened in early November of 2006, and gravel extraction on the remaining sections of the Swede Channel continued until its completion by the middle of January 2007. A total of 8,963 LCY of gravel material was stockpiled from the remaining Swede Channel.

In early January 2007, crews installed a portal into Mary’s East, and began an underground drift into the Mary’s East deposit. The Mary’s East project was completed at the end of March 2007 and 9,357 LCY of gravel material was stockpiled from this project.

The 2006-2007 winter stockpile contained 18,320 LCY (Swede Channel and Mary’s East combined) of gravel material, and was processed from June through July of 2007 at the existing sluice plant location, yielding 2,811.74 troy ounces of gold nugget gold and over 207 pounds of concentrate that contained gold particles smaller than ¼ inch in size. The fine concentrate yielded 915.06 try ounces of gold (30% gold), which when combined with 2811.74 troy ounces of nugget gold recovered in 2007 totals 3726.80 troy ounces. Also, the fine concentrates yielded 65.10 troy ounces of silver or 2.15% silver.

4.      Present Condition of the Property and Current State of Exploration

We have spent approximately $32,700,000 over the last 19 years acquiring, exploring and undertaking test mining activities and test exploration on the Nolan Gold Project. Up to November 30, 2007, we have completed 851 placer drill holes with a cumulative total of 49,370 feet of drilling. About 219 of those drill holes were completed along the frozen gold bearing deep channel of the Nolan Creek known as the Nolan Deep Channel. We have also completed 28 lode exploration drill holes with a cumulative total of 6,870 feet of drilling.

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

On May 17, 2007, Silverado entered into a 10-year "shared well agreement" with Sukakpak, Inc., an Alaskan corporation, through which Silverado designed, drilled and installed at its expense a high-capacity water well in the nearby rural community of Wiseman, Alaska, to serve both as a source of high-quality drinking water, and a high-volume source of sample processing water. In addition, Silverado upgraded its Nolan Gold Project drinking water storage facility to a series of three fully-enclosed 2,000-gallon plastic storage tanks, and also a modern multi-modular kitchen and dining facility. Silverado also expended approximately $85,400 for the design and installation of a state-of-the-art "fast activated sludge treatment" (FAST®) arctic-capable wastewater treatment facility designed by Lifewater Engineering Company of Fairbanks, Alaska that is capable of serving the treatment needs of up to 24 personnel, and that treats the camp's domestic wastewater to such a high quality that it can be discharged directly to the land surface. The design, construction and installation of the wastewater facility was undertaken under the approval of the Alaska Department of Environmental Conservation (ADEC).

During the winter of 2005, Silverado began an underground exploration and development on the Swede Channel. Continuing into 2006, Silverado installed about 900 feet of exploration drifts by underground tunneling methods into the Swede Channel. Prior bulk sampling had shown the channel to contain gold in the basal gravels, so the project was designed to obtain a large bulk sample from the tunnel being advanced into the channel. The 2005-2006 winter stockpile contained 8,896 LCY of gravel material, and was processed between June 28 and July 20 of 2006, yielding 939.07 troy ounces of gold nuggets and dust. The Swede portal was re-opened in early November of 2006, and gravel extraction on the remaining sections of the Swede Channel continued until its completion by the middle of January 2007. A total of 8,963 LCY of gravel material was stockpiled from the remaining Swede Channel.

In early January 2007, crews installed a portal into Mary’s East, and began an underground drift into the Mary’s East deposit. The Mary’s East Placer Deposit was discovered by drilling in 2004. Subsequent infill drilling during 2006 showed a bedrock shelf perched about 40 feet higher in elevation than the Mary’s Bench deposit, which hosted gold bearing gravel layers at the bedrock contact. The Mary’s East project was completed at the end of March 2007 and 9,357 LCY of gravel material was stockpiled from this project.

The 2006-2007 winter stockpile contained 18,320 LCY (Swede Channel and Mary’s East combined) of gravel material, and was processed from June through July of 2007 at the existing sluice plant location, yielding 2,811.74 troy ounces of gold nugget gold and over 207 pounds of concentrate that contained gold particles smaller than ¼ inch in size. The fine concentrate yielded 915.06 try ounces of gold (30% gold), which when combined with 2811.74 troy ounces of nugget gold recovered in 2007 totals 3726.80 troy ounces. Also, the fine concentrates yielded 65.10 troy ounces of silver or 2.15% silver.

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

1.

To identify surface or sub-surface placer deposits at our Nolan Gold Project that are prospective for test mining operations. In general, these deposits are located on benches that are ancient river beds and lakeshore deposits located above the present channel of Nolan Creek. These deposits include Mary’s Bench, Jack London Bench, Wooll Bench, Workman’s Bench, Swede Channel, Upper Nolan Creek (deep channel), Lower Nolan Bench and Mary’s East including areas adjoining to the north, east and south. The objectives of our drilling program will include the determination of the nature and extent of areas of known bench deposits that are prospects for test mining operations and the identification of new bench deposits that may be prospects for test mining operations. Mary’s Bench East and areas adjoining north, east and south as well as, the Swede Channel and the areas adjoining to the east and south, in that order, are our exploration priorities as they have showed the most positive results from earlier exploration that we have completed. Wooll Bench and Workman’s Bench have been less extensively explored with only limited drilling. The Lower Nolan Bench has not been drilled. The newly discovered Jack London Bench may also be a priority target during fiscal 2008.

2.

To determine whether there is a potential lode gold and antimony deposit which may be the source of the placer gold found on the Nolan Gold Project. A lode deposit of gold occurs when gold is present in its host rock as differentiated from placer gold which is gold that has been removed from its host rock by the process of erosion. Our reverse circulation and diamond core drilling, trenching, geologic and geophysical work will be part of our on-going investigations to determine whether there exist one or more lode deposits on the Nolan Gold project that could be the source of our placer gold deposits.

3.

To identify any placer deposits at Slisco Bench, which is located on our Hammond River property that are prospective for test mining operations. The Slisco Bench (deep channel) deposit is approximately 3 to 4 miles northeast of the Nolan Deep Channel.

We have been working on interpreting the geology of the Nolan area since 1979, when we first acquired the project. Our latest and most extensive exploration program began in early 2007 and was directed at improving our placer deposit definition and discovering potential lode sources of the placer gold. Our exploration geologists and mining engineers have worked to move this objective forward. Our exploration efforts have included the analysis of geophysical data, geochemical sampling results, company records and analysis provided by government mineral investigation efforts and publications as well as the trenching and exploration drilling of target areas.

5.      Geology

The Nolan Area properties are located in the Brooks Range of northern Alaska. Regionally, the area is underlain by a series of metasedimentary rocks of the Coldfoot subterrain and Hammond subterrain of the Arctic Alaska terrain. The metasedimentary rocks have been assigned a Middle to Upper Devonian age. During Late to Early Cretaceous time, the Middle Devonian metasedimentary rocks of the Coldfoot subterrain were thrust northward onto the Middle to Upper Devonian metasedimentary rocks of the Hammond Subterrain. This is represented by a large thrust belt in the Nolan area and resulted in regional metamorphism of the continental rocks that were overridden.

The property area is underlain by gray–black phyllite, black slate and metasiltstone, gray–black and brown slate, brown micaceous schist and phyllite, gray–black micaceous schist, gray green to black muscovite schist that locally contains abundant pyrite and arsenopyrite, and banded quartzite interbedded with chloritic quartzite and quartz mica schist.

The valley bottoms and side hills are mantled by a heavy cover of glacial outwash and lake bottom sediments. Depth of overburden varies from a very few feet on the upper slopes to tens to hundreds of feet in the lower valley bottoms on the claims. Deeper areas of cover are permanently frozen. There have been four periods of glaciation on the Nolan properties and the placer gold distribution has been variously affected by the glaciation.

The placer deposits are of three types:

1.	Shallow placers concentrated in present stream and river valleys;
2.	Placer gold concentrated on bedrock in deeply incised bedrock channels that have been covered by 10 to 100’s of feet of gravel and organic material; and
3.

Placer deposits concentrated on benches lying anywhere from 10 to 400 feet above present stream levels. These bench gravels were deposited when streams were flowing at higher levels relative to present due to damming by glacial ice.

Placer gold, lode gold and antimony are the main type of mineralization of interest on the property. We are currently exploring for a lode source for the placer gold. Known gold-bearing lodes identified on the Nolan Lode properties consist of stibnite-bearing quartz veins, and quartz veins containing free gold, which fill fractures cutting phyllite and metasiltstones.

Analysis of obtained airborne geophysical data identified a linear resistivity low that has been named the “Solomon Shear trend”. The resistivity low is coincident with a geochemical anomaly for gold, antimony, arsenic and other indicator minerals. This anomaly trends sub-parallel to Nolan Creek along the east side from south of Smith Creek into the Hammond River drainage.

The Company has identified a new zone with anomalous gold mineralization, which has been named “the Fortress”. The Fortress area is part of an east-west tending deformation zone that is overlain by strong arsenic and gold in soil anomalies, which are up to over 1,500 feet in length.

We will continue our 2008 exploration program with the objective of identifying mineralization of commercial significance along this zone.

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

2.      Ownership Interest

As of November 30, 2007, we were in arrears of required mineral property claims and option payments of $360,000 and therefore our rights to the property were adversely affected. We are currently re-negotiating the terms and conditions of the Alminco agreement with Alminco. Alminco has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit, however there is no assurance that we will be able to successfully renegotiate the terms and conditions of the Alminco agreement.

3.      History of Operations

In 1993 we acquired the group of placer gold mining claims overlying the Slisco Bench, and located along the right limit of the Hammond River. The Hammond River drainage has been the subject of intense exploration since the early 1900s. Poor exposures, difficult terrain, and deep overburden confronted the first explorers and early miners in the Hammond River region. Those miners who worked with persistence succeeded for the most part in developing small-scale projects constrained in scope by the inadequacies of their mechanical equipment, and the lack of technical knowledge and financial support. Nevertheless, because of the work done by these early explorers, the Hammond River has produced approximately eighty thousand ounces of placer gold, including the second largest gold nugget ever discovered in Alaska – a nugget weighing more than 135 ounces.

The Bench was first staked by Martin Slisco, and prospected by hand methods since the 1930’s, but no commercial production was recorded. During the late 1970s, placer gold, including some nuggets characteristic of the Koyukuk Mining District were recovered by open cut prospecting and bulk sampling from a prospect pit at the northern end of the bench. The prospect pit was open to bedrock and with a nominal 20 feet of overburden exposed, indications were favourable for defining a large open pit mine-able placer gold deposit. The surface topography indicates the bench could extend up to 4,500 feet southerly from the prospect pit. Beyond that distance the bench is intersected by the present Hammond River Channel where past and ongoing erosion has removed all surface expression of the bench. Below that intersection, the bench has been eroded and during 1995, Silverado completed a Phase I drill program, completing 64 drill holes to the south of the prospect pit. Analysis of the data from the Phase I program determined that the Slisco Bench surface topography conceals an ancient gold bearing channel. Depths of drilling to bedrock were much deeper than anticipated. Several hundred feet south of the prospect pit bedrock depths are about 60 feet below surface, increasing to more than 230 feet in depth at a distance of 1,200 feet south of the prospect pit. The gravel layer at bedrock was found to contain encouraging and sometimes, significant placer gold content at channel bottom intercepts.

In 2006, Silverado commenced drilling along the Slisco deep channel which completed additional 39 drill holes with a total footage of 4,782 feet. This exploration work was done to define the length of the Slisco deep channel. Phase one and Phase two drilling, sampling, and sample analysis of a total of 103 drill holes, has served to delineate the Slisco deep channel for a total length of 1800 lineal feet. Surface topography indicates that the channel could cover a length of up to 4,500 feet.

4.      Present Condition of the Property and Current State of Exploration

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

5.      Geology

The primary areas of geological interest on the Hammond Property are the placer gold deposits, which are similar to the placer gold deposits present on the adjoining Nolan Gold Project. Geologically, the Slisco Bench gold-placer deposit is a deeply buried, permanently frozen, ancient and now abandoned river channel of the Hammond River. Subsequent to the geologic processes that forced the Hammond River to abandon its channel at Slisco Bench, glacial and peri-glacial processes (processes acting upon permanently frozen terraines ) buried the gold-bearing gravel of the Slisco deposit with as much as 230 feet of frozen sedimentary detritus. The deep thickness of frozen overburden identified probably prohibits the economical application of traditional open-pit methodologies. Underground placer gold recovery methods which we have utilized extensively would probably be used to remove the gold-bearing gravel.

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

A map illustrating the location and access to the Ester Dome Project is provided below:

2.      Ownership Interest

The Ester Dome property is comprised of 52 state mineral claims and 1 unpatented federal mineral claim. The claims are not all contiguous in that there are 5 separate blocks of claims. Silverado Gold Mines Inc. is the registered owner of all claims.

The total area of all claims equals approximately 2.5 square miles and all claims are valid until September 1, 2008. There has been no legal survey on the claims.

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

(a) Grant Mine

Work at the Grant Mine, on the eastern flank of Ester Dome, was initiated in about 1928 with the sinking of shafts to bedrock to attempt to locate buried alluvial gold. This work, while it did not locate alluvial gold, did reveal quartz rubble near bedrock containing free gold. Mr. Grant, the claim owner, sunk two shafts through about 80’ of loess (silt) cover and by 1931 had reportedly mined about 600 tons from the newly discovered Irishman Vein. This work was all completed from the only levels established, the 50, 100 and 150-foot levels. Mr. Roger Burggraf purchased the claims from Grant’s heirs in 1973 and deepened the shaft to the 200-foot level. This work revealed a new vein, the O’Dea vein which has eclipsed the Irishman vein in importance. Burggraf completed limited development on the Irishman vein and the O’Dea vein during the next 5 years, and in 1978 entered into a lease option agreement with Silverado.

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

On the Grant Mine property, ACNC completed the drilling of 10 diamond drill holes and fourteen wedge cuts on the O’Dea – Irishman system totaling 10,097’. This work confirmed the previous drill grades and intercept width encountered by Silverado and helped to further define the O’Dea structure.

(b) St. Paul / Barelka

The St. Paul / Barelka claims have undergone a significant amount of exploration since the early 1980s when they were first acquired by us. The early work was in the form of electromagnetic surveys, geochemical soil sampling, trenching and diamond and percussion drilling. Most recently, in 1991-1992, ACNC completed 9 diamond drill holes and 3 rotary reverse circulation holes. Subsequent work in 1996-1997 amounted to significant trenching and 91 drill holes focusing on the St Paul structure which had been partially defined by our previous work.

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

4.      Present Condition of the Property and Current State of Exploration (a) Grant Mine-O’Dea Vein:

The Grant Mine operations, including camp, buildings, machine shops and related equipment, were constructed in the late 1980s. Our mill and equipment are in operating condition but are not currently operating. The mill has remained inactive since February 1989. The plant and equipment cost us $2,076,780. This amount has been written down to $nil on our audited financial statements. Power to the Grant Mine operations is provided by diesel powered generators located on site. Commercial power transmission lines cross through the property, and could provide power to the facilities for any future operations. Auxiliary power to the Grant Mine operations will be provided by diesel powered generators located on site. During fiscal 2007, our work on the property was limited to assessment work. We plan to maintain claim rental payments for the current fiscal year and to continue with assessment work.

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

EAGLE CREEK PROPERTY

1.      Location and Access

The Eagle Creek property is accessed by the Steese Highway, 10 miles north of Fairbanks, Alaska to Fox, Alaska, then traveling along the Elliot highway 6 miles north to Murphy Dome Road, then west along Murphy Dome Road about 5 miles to the property. A map illustrating the location and access to the Eagle Creek property is provided below:

2.      Ownership Interest

The Eagle Creek property is comprised of 77 Alaska state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The total area of the claims equals approximately 3080 acres and all claims are valid until September 1, 2008. There has been no legal survey on the claims. Ownership of the claims is in the name of Silverado Gold Mines Inc. There is an "option to purchase" agreement with Arley Taylor (i.e., now with his descendants), to purchase a 100% interest in the property for $400,000, of which $53,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing. The original option agreement with Arley Taylor was acquired through an agreement with S. Tan who assigned the agreement to us in consideration of 15% royalty from production (15% of net operating profits after payback of costs). As of August 10, 2007 we had continued to make option payments on the Eagle Creek property, and as a result of this all of our mineral claims and options are in good standing.

3.      History of Operations

Earliest work on the property started approximately in 1913, with the original owner exploring for antimony. A number of companies have explored the property from 1964 to the present.

During the early 1980s, geochemical surveys located anomalous gold and antimony targets. Drilling conducted on the property during 1991 and 1992 resulted in the outlining definition of gold mineralization hosted in intrusive rocks. Further in-fill drilling is necessary to determine continuity of the gold bearing sequence, and to ascertain grades of gold within the deposit. We will consider doing additional work on the gold-antimony bearing veins upon which the property was founded.

4.      Present Condition of the Property and Current State of Exploration

We did not complete any exploration activity on the Eagle Creek property during 2007 other than assessment work and maintenance, however, an exploration work plan that includes trenching and drilling was developed and successfully permitted through the APMA process during 2007. However, extensive exploration drilling has shown gold mineralization throughout the property. Exploration of the Eagle Creek property is currently in the preliminary stages.

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

FEDERAL CLAIM MAINTENANCE FEES AND STATE CLAIM RENTALS

We pay an annual federal claim maintenance fee to the Bureau of Land Management of $125 for each federal mineral claim that is owned by us or held under a purchase or lease agreement. We paid aggregate annual federal claim maintenance fees of $39,500 during fiscal 2005, $71,375 during fiscal 2006, and $83,750 during 2007. The annual increases are due to the continued acquisition of placer and lode claims that solidify and protect our land holdings in the Koyukuk Mining District. We anticipate an amount similar to that paid for 2007 will be due in fiscal 2008.

Annual Alaska state claim rentals are due for each state mining claim that is owned or held by us under a purchase or lease agreement. An annual fee of $130 per claim is payable by us to the Alaska Department of Revenue for each claim. We paid aggregate Alaska state claim rental fees of $15,945 during fiscal 2004, 2005 and fiscal 2006 and $16,770 in fiscal 2007. We anticipate that a similar amount will be paid in fiscal 2008.

GLOSSARY OF TERMS

The definitions of geological and technical terms used in this Annual Report on Form 10-KSB are provided below:

Amphibolite Facies	An assemblage of minerals formed under medium to high pressure during regional metamorphism

Arsenopyrite	Mineral composed of iron, arsenic and sulphur.

Auriferous	Containing gold.

Bedrock	Rock units which underlie unconsolidated surface overburden or soils.

Brecciated	Rock composed of angular fragments held together in a matrix.

Calcareous Schist	A laminated metamorphic rock containing calcium carbonate.

Chlorite Schist	A laminated metamorphic rock containing prominent chlorite, which is a hydrated silicate of aluminum, iron and magnesium.

Chloritic Quartzite	A metamorphic rock composed primarily of quartz (silicon dioxide)

with minor chlorite (see previous entry).

Dikes	A tabular intrusive body of rock with a vertical or near vertical orientation.

Diorite	A body of intrusive rock composed of feldspars, amphibole and a small amount of quartz.

Dioritic Dikes	See dikes. See diorite.

Dominant Lithology	In a given area, the rock type occurring at the highest percentage.

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

Muscovite	A light coloured mica.

Phyllite	An argillaceous rock intermediate between slate and schist.

Placer	Mineral, which has been separated from its host rock by natural processes and is often reconcentrated in streams as “placer deposits” or “placer gold”.

Porphyritic Phases	Areas of rock in which one or more minerals occur as larger crystals in a relatively finer groundmass.

Pyrite	A mineral containing iron and sulphur.

Quartzite	A metamorphic rock composed mostly of quartz (silicon dioxide)

Quartz-Mica Schist Resistivity Low	A laminated metamorphic rock with roughly equal quartz and mica. In geophysical surveying, an area with higher electromagnetic conductivity than the surrounding area.

Schist	Flat plate-like metamorphic rock formations, which contain primarily mica.

Slate	A metamorphosed mudstone.

State Claims	Mineral claims up to 40 acres, located on State of Alaska lands.

Stibnite	A mineral composed of antimony and sulphur.

Stocks	Small intrusive bodies of rock.

Thrust Fault Contact	One rock type pushed over top of another at a relatively low angle.

ITEM 3. LEGAL PROCEEDINGS.

We currently are not a party to any pending legal proceedings and, to our knowledge, there are no legal proceedings are threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during our fourth quarter ended November 30, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the OTC Bulletin Board under the symbol “SLGLF,” on the Berlin Stock Exchange under the symbol “SLGL,” and on the Frankfurt Stock Exchange under the symbol “SLGL.” The following table indicates the range of high and low bid information of our common shares for each quarter within the last two fiscal years:

OTCBB:
	QUARTER ENDED	HIGH BID	LOW BID

	November 30, 2005	$0.07	$0.04
	February 28, 2006	$0.21	$0.05
	May 31, 2006	$0.17	$0.10
	August 31, 2006	$0.11	$0.06
	November 30, 2006	$0.08	$0.05
	February 28, 2007	$0.14	$0.06
	May 31, 2007	$0.16	$0.09
	August 31, 2007	$0.11	$0.06
	November 30, 2007	$0.09	$0.07

BERLIN:
	QUARTER ENDED	HIGH BID	LOW BID

	November 30, 2005	$0.06	$0.03
	February 28, 2006	$0.15	$0.04
	May 31, 2006	$0.13	$0.08
	August 31, 2006	$0.08	$0.04
	November 30, 2006	$0.06	$0.04
	February 28, 2007	$0.14	$0.06
	May 31, 2007	$0.016	$0.09
	August 31, 2007	$0.11	$0.06
	November 30, 2007	$0.09	$0.07

FRANKFURT
	QUARTER ENDED	HIGH BID	LOW BID

	November 30, 2005	$0.06	$0.03
	February 28, 2006	$0.16	$0.04
	May 31, 2006	$0.13	$0.07

August 31, 2006	$0.08	$0.05
November 30, 2006	$0.06	$0.04
February 28, 2007	$0.11	$0.05
May 31, 2007	$0.12	$0.07
August 31, 2007	$0.08	$0.04
November 30, 2007	$0.07	$0.05

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As at February 21, 2008 we had 926,270,430 common shares issued and outstanding that were held by approximately 4,000 registered holders.

Dividends

We have not declared any dividends on our common stock in our two most recent fiscal years.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding outstanding equity awards made through equity compensation plans as of the end of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities available for future plan issuance
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
2007 Stock Option Plan	25,000,000	$0.07	3,500,000
2006-II Stock Option Plan	27,300,000	$0.07	700,000
2006 Stock Option Plan	31,100,000	$0.05	5,900,000

On January 11, 2007, our Board of Directors adopted the 2007 Stock Option Plan (the "2007 Plan"). The 2007 Plan authorizes the issuance of options to purchase our common stock to directors, officers, employees, and eligible consultants. We reserved 25,000,000 shares of our Common Stock for awards to be made under the 2007 Plan. On February 20, 2007, we filed a registration statement on Form S-8 to register all 25,000,000 of such shares. The 2007 Plan is to be administered by a committee of two or more members of the Board of Directors. The 2007 Plan allows for the issuance of incentive stock options (which can only be granted to employees) and non-qualified stock options. The committee shall determine the type of option granted, the exercise price, the option term (which may be no more than ten years), and terms and conditions of exercisability.

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

Recent Sales of Unregistered Securities

We have not sold any unregistered securities during the last fiscal year other than those we previously reported in Quarterly Reports on Form 10-QSB or Current Reports on Form 8-K and filed with the Securities and Exchange Commission.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our plan of operation for the next twelve months is as follows:

The Nolan Gold Project

We are continuing our exploration program on the Nolan Gold Project. The objective of this exploration program is to continue with tunneling into the Workman’s Bench mineralized zone to intersect the 80 foot wide zone that contains gold bearing antimony-quartz veins. The company intends to collect a bulk sample from the mineralized zone for metallurgical test work. The underground exposure of the mineralized zone will play an important key role for the company in obtaining a better understanding of the nature of the structurally controlled gold and antimony mineralization in the Solomon Shear Zone. This will significantly support Silverado’s exploration strategy. The underground work will continue until the end of January, 2008.

Reclamation work will be in progress throughout the summer and into fall. Our objective will be to reclaim 10 acres of disturbed surface area, while limiting 2008 surface disturbance to 5 acres or less. We work closely with the government agencies responsible for managing the lands that we work, and pride ourselves in being responsive and responsible stewards of the land.

Our drilling program will be aimed at lode gold and antimony exploration, and placer gold exploration. Lode drilling will focus on Pringle Bench, Workman’s Bench and the Hillside along the Solomon’s Shear trend, and is designed to provide a better three dimensional understanding of the mineralized sections of the structure and how it is related to the placer gold deposits of the Nolan Creek area. Further exploration drilling will be conducted in the Fortress area which is part of a gold bearing east-west trending deformation zone. Placer drilling will focus on a series of targets on the hillside benches. Our exploration work will provide a basis for the assessment of the feasibility of future additional exploration activities, including test mining activities, at the Nolan Gold Project.

Our exploration plans are to further define gold deposits in order to provide a basis for the assessment of the feasibility of future additional test mining activities at the Nolan project. We are currently undertaking an extensive geological exploration program on the Nolan Gold Project. The program includes drilling and trenching, as well as the review of geological and geophysical data. The overall objectives of our exploration program are as follows:

1.

To identify surface or sub-surface placer deposits at our Nolan Gold Project that are prospective for test mining operations. In general, these deposits are located on benches that are ancient river beds and lakeshore deposits located above the present channel of Nolan Creek. These deposits include Mary’s Bench, Jack London Bench, Wooll Bench, Workman’s Bench, Swede Channel, Upper Nolan Creek (deep channel), Lower Nolan Bench and Mary’s East including areas adjoining to the north, east and south. The objectives of our drilling program will include the determination of the nature and extent of areas of known bench deposits that are prospects for test mining operations and the identification of new bench deposits that may be prospects for test mining operations. Mary’s Bench East and areas adjoining north, east and south as well as, the Swede Channel and the areas adjoining to the east and south, in that order, are our exploration priorities as they have showed the most positive results from earlier exploration that we have completed. Wooll Bench and Workman’s Bench have been less extensively explored with only limited drilling. The Lower Nolan Bench has not been drilled. The newly discovered Jack London Bench may also be a priority target during fiscal 2008.

2.

To determine whether there is a potential lode gold and antimony deposit which may be the source of the placer gold found on the Nolan Gold Project. A lode deposit of gold occurs when gold is present in its host rock as differentiated from placer gold which is gold that has been removed from its host rock by the process of erosion. Our reverse circulation and diamond core drilling, trenching, geologic and geophysical work will be part of our on-going investigations to determine whether there exist one or more lode deposits on the Nolan Gold project that could be the source of our placer gold deposits.

3.

To identify any placer deposits at Slisco Bench, which is located on our Hammond River property that are prospective for test mining operations. The Slisco Bench (deep channel) deposit is approximately 3 to 4 miles northeast of the Nolan Deep Channel.

We have been working on interpreting the geology of the Nolan area since 1979, when we first acquired the project. Our latest and most extensive exploration program began in early 2007 and was directed at improving our placer deposit definition and discovering potential lode sources of the placer gold. Our exploration geologists and mining engineers have worked to move this objective forward. Our exploration efforts have included the analysis of geophysical data, geochemical sampling results, company records and analysis provided by government mineral investigation efforts and publications as well as the trenching and exploration drilling of target areas.

We plan to spend up to $5,000,000 in the next twelve months in carrying out our exploration activities for the Nolan Gold Project. Of this amount, we anticipate approximately $3,000,000 will be spent on test mining activities, with the balance being spent on maintaining our properties, and other exploration activities, including placer drilling, and lode drilling and trenching on the Solomons Shear. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking sufficient financing to enable us to proceed with these plans and will require additional financing if we are able to proceed with our exploration plans, including our ongoing underground test mining activities. Further, while the amount of exploration expenditures may be off-set by any recoveries from sales of gold that we may achieve from test mining activities, we anticipate that these recoveries will not exceed our costs of exploration. However, at this time we are achieving recoveries from sales of gold.

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

We do not have any commercially viable reserves on any of our properties that comprise the Nolan Gold Project or any of our other properties. We plan to carry out exploration activities on the Nolan Gold Project that are referred to as “test mining activities”. The objective of the test mining activities on the Nolan Gold Project is to expand our knowledge of the placer deposits and lode gold occurrences on the Nolan Gold Project and to develop a cost effective method for working the deposits. While the irregular high grade nature of these deposits may preclude attainment of “reserve” categories; management does believe that we may be attaining profitability presently or soon, depending on the considerable increase of recovered gold this year anticipated over last. Profitability is the objective, while at the minimum we endeavor to pay for a portion of the expense associated with exploration of the Nolan Gold Project. As we have not established commercially viable reserves on the Nolan Gold Project, we anticipate that recoveries of gold from test mining activities may not be sufficient to pay for the full cost of exploration. There is no assurance that our test mining activities will result in a final evaluation that a commercially viable lode or placer mineral deposit exists on any of our mineral properties that comprise the Nolan Gold Project.

Ester Dome Property

During 2008, we plan to complete the closure of the Grant Mill Tailings Pond. This pond is filled to capacity, and will be capped and decommissioned after a final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies. A meaningful exploration program may be completed during the summer months to explore for and identify small high-grade gold anomalies as well as larger low-grade gold anomalies.

Completing the 2008 exploration work plan will be contingent on available funding.

Hammond Property

The encouraging drill results to date, the potential of extending the Slisco Channel to the southeast plus the possibility of discovering gold bearing tributary channels, make this a prospect for additional discoveries. During the summer of 2008, a series of drill holes may be completed to explore for the extension of the Slisco Channel to the south. Presently, it has been traced for 1,800 feet. The drill program will also seek to define any gold bearing tributaries to the Slisco Channel.

This project will require additional funding for the company. Even if funding is acquired, there is no assurance that a commercial gold bearing placer deposit will be developed. Even if a gold bearing deposit is developed, additional funding will be required to mine the deposit, and until a feasibility study is completed, there is no assurance that the deposit will be profitable to mine.

Eagle Creek Property

During 2008, annual assessment work will be completed on the Eagle Creek property to keep the mining claims in good standing. Assessment work will be focused on the northwest part of the claim block, where drilling and trenching has defined an intrusive host rock, thought to be a sill, containing low grade gold, silver and antimony mineralization. If funding permits, the company will design a drilling program to further investigate the gold and by-product mineral distribution of the intrusive. Additional work which includes trenching and drilling will also be completed on the Number One. The Number One Vein was the lode quartz structure which has been mined commercially for antimony.

be defined. A commercially viable economic mineral deposit has not been defined on the property, and there is no assurance that a commercially viable economic mineral deposit exists on the property.

Completing the 2008 work plan will be contingent on available funding. Even if funding becomes available, there is no assurance that a commercial gold-silver-antimony deposit will

Low-Rank Coal-Water Fuel Project

On December 18, 2006, Silverado Green Fuel Inc. announced the signing of a Memorandum of Understanding (“MOU”) between Choctaw County, the Choctaw County Economic Development District, the Mississippi Development Authority (“MDA”) and Silverado Green Fuel Inc. The MOU is an agreement to build the country’s first Low-Rank Coal-Water fuel commercial demonstration plant at the Red Hills Ecoplex just outside of Ackerman, MS. The anticipated $26 million Silverado Green Fuel Demonstration Project will be located on a 14-acre site, and is being designed to utilize the state's vast supply of low-rank coal reserves by converting them into green fuel, a new form of coal-based, environmentally friendly, low-cost, alternative fuel.

During late May of 2007 Silverado environmental staff met in a “pre-permitting” meeting with representatives of the Mississippi Department of Environmental Quality (“MDEQ”). At that meeting all the various sections of MDEQ that would be involved in the permitting of the Green Fuel industrial process were present, representatives of these sections were assigned to our project, and the lead MDEQ regulator that will serve as our point-of-contact was designated.

As we await full funding of the project, preliminary work on aspects of the various permits involved will continue during fiscal 2008. The development of an Environmental Management System (“EMS”) that was initiated in 2007 upon the signing of the MOU will also continue during fiscal 2008. Silverado has also agreed to fund a study by the University of Alaska Fairbanks of the chemical and physical characteristics of Mississippi lignite coal, and it is anticipated that that study will commence during fiscal 2008.

There is no assurance that any financing will be obtained from either government or private sources to fund this project. It is the case, however, that two divisions of the state of Mississippi government have agreed to begin funding the start-up of our demonstration facility subject to certain terms and conditions as outlined in the MOU.

We expect to spend approximately $171,500 to fund the research into lignite coal conversion in conjunction with the University of Fairbanks, Alaska, referred to above, and the preparation of a Phase I feasibility study and cost estimate for the Mississippi Commercial Low Rank Coal Water Fuel plant. In addition we expect to incur administration costs of approximately $150,000 relating to the Green Fuel project.

Cash Requirements and Additional Financings

At November 30, 2007, we had working capital of $1,759,774. During the first quarter of 2008 we raised $3,860,388 in additional share capital. Our plan of mining operations in Alaska anticipates that we will expend $6,550,000 during fiscal year 2008. In addition, we expect to spend $321,500 on research and development for the Green Fuel project and approximately $2,000,000 on administrative costs in the Company’s Vancouver office.

Our management is confident that they will be able to raise additional capital during the second, third and fourth quarters of Fiscal 2008 to cover the resulting anticipated shortfall of approximately $3,250,000. However, there is no assurance that we will be able to raise the financing necessary to enable us to implement our business plan.

Planned operations as described above could be curtailed if funding were not available. In addition, as of the date of this filing gold is trading above the spot price used to value the Company's inventory at November 30, 2007. Furthermore, historically, the Company has sold its gold inventory at a premium to the spot price. These benefits, although presently determinable, would serve to further reduce the anticipated shortfall.

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

ITEM 7. FINANCIAL STATEMENTS.

Our audited financial statements for the year ended November 30, 2007, as set forth below, are included with this Annual Report on Form 10-KSB. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of November 30, 2007 and 2006	F-2

Consolidated Statements of Operations and other Comprehensive Loss for the Years Ended November 30, 2007 and 2006 and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2007	F-3

Consolidated Statement of Stockholders’ Equity for the years from Recommencement of Exploration Stage, December 1, 2001, to November 30, 2007	F-4 to F-10

Consolidated Statements of Cash Flows for the Years Ended November 30, 2007 and 2006 and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2007	F-11

Notes to Consolidated Financial Statements	F-12 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Silverado Gold Mines Ltd.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Silverado Gold Mines Ltd. and Subsidiaries (An Exploration Stage Company) as of November 30, 2007 and 2006, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. Our opinion on the consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the period since recommencement of the exploration stage, December 1, 2001 to November 30, 2007 insofar as it relates to amounts for the prior periods through November 30, 2004 is based on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverado Gold Mines Ltd. and Subsidiaries (An Exploration Stage Company) as of November 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Berkovits & Company, LLP
Fort Lauderdale, Florida
February 21, 2008

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2007 and 2006
(Stated in United States Dollars)

	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$1,073,457	$3,509,418
Gold inventory	2,347,946	511,629
Other receivables	294,505	9,972
Total Current Assets	3,715,908	4,031,019

Property, plant and equipment, net	2,158,379	1,053,533

Total Assets	$5,874,287	$5,084,552

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$210,404	$332,229
Mineral claims royalty payable	360,000	380,000
Payable to related party	1,214,717	359,834
Convertible debentures	140,000	140,000
Capital lease obligation, current portion	31,013	129,286

Total Current Liabilities	1,956,134	1,341,349
Asset retirement obligation	529,311	521,058
Capital lease obligations	-	247,129

Total Liabilities	2,485,445	2,109,536

STOCKHOLDERS’ EQUITY
Common stock
Authorized: unlimited common shares with no par value
Issued and outstanding:
785,607,717 common shares (2006: 630,785,052)	89,374,641	82,538,598
Additional paid-in capital	1,200,408	466,314
Common stock to be issued	275,136	273,600
Accumulated deficit during exploration stage	(87,461,343)	(80,303,496)

Total Stockholders’ Equity	3,388,842	2,975,016

Total Liabilities and Stockholders’ Equity	$5,874,287	$5,084,552

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE GAIN (LOSS)
for the years ended November 30, 2007 and 2006
(Stated in United States Dollars)

			Period Since
			Recommencement Of
			Exploration Stage
	Years ended November 30		December 1, 2001
			To November 30,
	2007	2006	2007
General and Administrative Expenses
Accounting and audit	$106,298	$109,623	$389,935
Advertising and promotion	928,416	327,082	2,733,015
Consulting fees	1,157,569	1,223,060	6,763,859
Depreciation, accretion and impairment	255,264	226,587	2,225,511
Exploration expenses - net of gold proceeds of	1,241,181	3,252,320	13,120,861
$1,169,509 (2006: $87,357) and inventory
change of $1,836,317 (2006: nil)
Financing activities	50,000	-	302,003
Interest on convertible debentures	11,200	11,200	695807
Interest on capital lease obligations	16,518	43,187	317,294
Legal	175,758	264,169	711,415
Management services	1,367,652	1,028,335	4,318,506
Office	1,041,794	941,372	3,770,110
Other interest and bank charges	10,990	8,845	47,472
Reporting and investor relations	228,604	197,147	540,390
Research	34,313	129,698	769,690
Stock-based compensation	734,094	-	734,094
Transfer agent fees and mailing	59,443	60,688	211,480
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875

Total General and Administrative Expenses	7,419,094	7,823,313	39,096,846

Loss from Operations	(7,419,094)	(7,823,313)	(39,096,846)

Interest and other income	18,689	145,189	256,668

Cumulative effect of accounting change	-	-	(153,226)

Other comprehensive gain (loss)
Gain (Loss) on foreign exchange	242,558	(4,878)	380,753

Comprehensive loss for the period	$(7,157,847)	$(7,683,002)	$(38,612,651)

Net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average number of
common shares outstanding	700,523,325	532,400,802

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2007
(Stated in United States Dollars)

						Accumulated
						Deficit
	Number of	Common	Common	Additional		during
	Common	Shares -	Stock to be	Paid in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total

Balance, November 30, 2001	42,423,988	$47,056,285	$-	$-	$-	$(48,904,944)	$(1,848,659)
Shares issued:
For options exercised
January 2002 @ $0.15 per share	3,700,000	555,000	-	-	-	-	555,000
April 2002 @ $0.11 per share	2,000,000	220,000	-	-	-	-	220,000
May 2002 @ $0.125 per share	1,200,000	150,000	-	-	-	-	150,000
For warrants exercised
March 2002 @ $0.05 per share	5,300,000	265,000	-	-	-	-	265,000
April 2002 @ $0.08 per share	2,000,000	160,000	-	-	-	-	160,000
July 2002 @ $0.35 per share	1,800,000	630,000	-	-	-	-	630,000
July 2002 @ $0.20 per share	2,000,000	400,000	-	-	-	-	400,000
August 2002 @ $0.10 per share	5,150,000	515,000	-	-	-	-	515,000
For consulting fees
February 2002 @ $0.11 per share	1,091,667	120,084	-	-	-	-	120,084
April 2002 @ $0.12 per share	350,000	42,000	-	-	-	-	42,000
May 2002 @ $0.13 per share	308,333	40,083	-	-	-	-	40,083
May 2002 @ $0.15 per share	391,667	60,000	-	-	-	-	60,000
February 2002 @ $0.18 per share	350,000	63,000	-	-	-	-	63,000
June 2002 @ $0.23 per share	308,333	70,917	-	-	-	-	70,917
August 2002 @ $0.34 per share	300,000	102,000	-	-	-	-	102,000
August 2002 @ $0.35 per share	41,667	14,583	-	-	-	-	14,583
June 2002 @ $0.38 per share	41,667	14,583	-	-	-	-	14,583
July 2002 @ $0.39 per share	83,333	32,500	-	-	-	-	32,500
October 2002 @ $0.40 per share	41,667	16,667	-	-	-	-	16,667
November 2002 @ $0.41 per share	268,333	109,217	-	-	-	-	109,217
September 2002 @ $0.43 per share	925,005	397,752	-	-	-	-	397,752
October 2002 @ $0.44 per share	50,000	22,000	-	-	-	-	22,000
September 2002 @ $0.46 per share	41,667	19,167	-	-	-	-	19,167
September 2002 @ $0.48 per share	100,000	48,000	-	-	-	-	48,000
November 2002 @ $0.60 per share	99,996	59,998	-	-	-	-	59,998

For private placements, net of
commissions
December 2002 @ $0.04 per share	2,500,000	100,000	-	-	-	-	100,000
February 2002 @ $0.05 per share	5,300,000	265,000	-	-	-	-	265,000
April 2002 @ $0.09 per share	2,000,000	180,000	-	-	-	-	180,000
May 2002 @ $0.10 per share	2,000,000	200,000	-	-	-	-	200,000
June 2002 @ $0.15 per share	4,000,000	600,000	-	-	-	-	600,000
July 2002 @ $0.26 per share	250,000	65,000	-	-	-	-	65,000
July 2002 @ $0.30 per share	1,200,000	360,000	-	-	-	-	360,000
September 2002 @ $0.38 per share	400,000	152,000	-	-	-	-	152,000
November 2002 @ $0.32 per share	3,125,000	1,000,000	-	-	-	-	1,000,000
In lieu of payment for debentures
December 2002 @ $0.10 per share	1,628,971	162,897	-	-	-	-	162,897
June 2002 @ $0.11 per share	1,437,520	158,127	-	-	-	-	158,127
March 2002 @ $0.13 per share	1,234,710	160,512	-	-	-	-	160,512
September 2002 @ $0.37 per share	2,643,107	984,391	-	-	-	-	984,391
Subscriptions received	-	-	268,613	-	-	-	268,613
Stock option granted	-	-	-	292,320	(164,213)	-	128,107
Net loss for the year	-	-	-	-	-	(6,965,911)	(6,965,911)
Balance, November 30, 2002	98,086,631	55,571,763	268,613	292,320	(164,213)	(55,870,855)	97,628
Shares issued:
For private placements (net)
December 2002 @ $0.50 per share	5,500,000	2,750,000	-	-	-	-	2,750,000
January 2003 @ $0.55 per share	909,091	500,000	-	-	-	-	500,000
April 2003 @ $0.33 per share	3,525,582	1,163,400	-	-	-	-	1,163,400
July 2003 @ $0.15 per share	1,666,667	250,000	-	-	-	-	250,000
August 2003 @ $0.10 per share	13,050,000	1,305,000	-	-	-	-	1,305,000
Commissions paid	-	(641,155)	-	-	-	-	(641,155)
For options exercised
December 2002 @ $0.35 per share	200,000	70,000	-	-	-	-	70,000
For warrants exercised

August 2003 @ $0.08 per share	10,864,539	884,121	-	-	-	-	884,121
July 2003 @ $0.12 per share	954,546	114,546	-	-	-	-	114,546
September 2003 @ $0.10 per share	3,459,086	345,908	-	-	-	-	345,908

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2007
(Stated in United States Dollars)

						Accumulated
						Deficit
	Number of	Common	Common	Additional		during
	Common	Shares -	Stock to be	Paid in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total

For consulting fees
November 2003 @ $0.22 per share	2,511,668	554,085	(268,613)	-	-	-	285,472
In lieu of payment for debentures
December 2002 @ $0.38 per share	372,818	141,671	-	-	-	-	141,671
April 2003 @ $0.18 per share	3,274,865	588,893	-	-	-	-	588,893
August 2003 @ $0.14 per share	913,551	127,897	-	-	-	-	127,897
November 2003 @ $0.46 per share	738,308	340,006	-	-	-	-	340,006
Subscriptions received	-	-	115,000	-	-	-	115,000
Amortization of stock-based
compensation	-	-	-	-	129,397	-	129,397
Stock option granted	-	-	-	171,994	(42,896)	-	129,098
Net loss for the year	-	-	-	-	-	(8,519,169)	(8,519,169)
Balance, November 30, 2003	146,027,352	64,066,135	115,000	464,314	(77,712)	$(64,390,024)	177,713
Shares issued:
For private placements
December 2003 @ $0.075 per share	1,533,894	115,000	(115,000)	-	-	-	-
February 2004 @ $0.075 per share	15,390,070	1,154,255	-	-	-	-	1,154,255
June 2004 @ $0.05 per share	21,666,667	1,083,334	-	-	-	-	1,083,334
September 2004 @ $0.04 per share	2,500,000	100,000	-	-	-	-	100,000
September 2004 @ $0.035 per share	2,857,143	100,000	-	-	-	-	100,000
October 2004 @ $0.06 per share	1,166,667	70,000	-	-	-	-	70,000
November 2004 @ $0.03 per share	10,000,000	300,000	-	-	-	-	300,000
Commissions paid	-	(357,690)	-	-	-	-	(357,690)
For warrants exercised
January 2004 @ $0.075per share	8,876,597	665,745	-	-	-	-	665,745
November 2004 @ $0.03 per share	6,000,000	180,000	-	-	-	-	180,000
For consulting fees
January 2004 @ $0.14 per share	495,000	69,300	-	-	-	-	69,300
April 2004 @ $0.09 per share	750,000	67,500	-	-	-	-	67,500
April 2004 @ $0.10 per share	50,000	5,000	-	-	-	-	5,000
April 2004 @ $0.137 per share	720,000	98,640	-	-	-	-	98,640
June 2004 @ $0.12 per share	410,000	49,200	-	-	-	-	49,200
August 2004 @ $0.07 per share	150,000	10,500	-	-	-	-	10,500
November 2004 @ $0.06 per share	1,516,667	91,000	-	-	-	-	91,000
November 2004 @ $0.06 per share	2,325,000	186,000	-	-	-	-	186,000
In lieu of payment for debentures
December 2003 @ $0.11 per share	1,119,342	123,128	-	-	-	-	123,128
February 2004 @ $0.10 per share	559,915	55,992	-	-	-	-	55,992
June 2004 @ $0.067 per share	248,685	16,660	-	-	-	-	16,660
September 2004 @ $0.049 per share	86,588	4,243	-	-	-	-	4,243
Subscriptions received	-	-	70,000	-	-	-	70,000
Amortization of stock-based
compensation		-	-	-	77,712	-	77,712
Stock-based compensation	-	-	-	2,000	-	-	2,000
Net loss for the year	-	-	-	-	-	(4,836,363)	(4,836,363)
Balance, November 30, 2004 (Restated)	224,449,587	68,253,942	70,000	466,314	-	(69,226,387)	(436,131)
Shares issued:
For private placements
December 2004 @ $0.032 per share	3,076,924	100,000	(70,000)	-	-	-	30,000
February 2005 @ $0.04 per share	562,500	22,500	-	-	-	-	22,500
October 2005 @ $0.0275 per share	5,454,546	150,000	-	-	-	-	150,000
November 2005 @ $0.02 per share	8,250,000	165,000	-	-	-	-	165,000
November 2005 @ $0.025 per share	8,000,000	200,000	-	-	-	-	200,000
November 2005 @ $0.03 per share	38,540,338	1,156,210	-	-	-	-	1,156,210
November 2005 @ $0.032 per share	56,335,379	1,267,546	-	-	-	-	1,267,546
Commissions paid	-	(325,363)	-	-	-	-	(325,363)
For consulting fees
December 2004 @ $0.025 per share	2,000,000	50,000	-	-	-	-	50,000
December 2004 @ $0.033 per share	1,150,000	38,000	-	-	-	-	38,000
January 2005 @ $0.06 per share	420,000	25,200	-	-	-	-	25,200
January 2005 @ $0.07 per share	160,000	11,200	-	-	-	-	11,200
January 2005 @ $0.09 per share	160,000	14,400	-	-	-	-	14,400
February 2005 @ $0.05 per share	1,450,000	72,500	-	-	-	-	72,500
February 2005 @ $0.08 per share	895,000	71,600	-	-	-	-	71,600
May 2005 @ $0.04 per share	50,000	2,000	-	-	-	-	2,000
Subscriptions received	-	-	54,500	-	-	-	54,500
Stock-based compensation

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2007
(Stated in United States Dollars)

						Accumulated
						Deficit
	Number of	Common	Common	Additional		during
	Common	Shares -	Stock to be	Paid in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total

December 2004 @ $0.07 per share	600,001	42,000	-	-	-	-	42,000
December 2004 @ $0.06 per share	3,500,000	210,003	-	-	-	-	210,003
Net loss for the year	-	-	-	-	-	(3,394,107)	(3,394,107)
Balance, November 30, 2005	355,054,275	71,526,738	54,500	466,314	-	(72,620,494)	(572,942)
Shares issued:
For private placements
December 2005 @ $0.028 per share	4,285,715	120,000	-	-	-	-	120,000
December 200 @ $0.035 per share	428,573	15,000	(15,000)	-	-	-	-
January 2006 @ $0.025 per share	85,806,201	2,145,145	-	-	-	-	2,145,145
January 2006 @ $0.03 per share	14,020,000	420,600	(8,000)	-	-	-	412,600
January 2006 @ $0.0325 per share	4,776,924	155,250	-	-	-	-	155,250
January 2006 @ $0.038 per share	1,914,475	72,750	-	-	-	-	72,750
February 2006 @ $0.114 per share	788,782	90,000	-	-	-	-	90,000
April 2006 @ $0.06 per share	71,626,667	4,297,600	-	-	-	-	4,297,600
April 2006 @ $0.07 per share	9,900,001	693,000	-	-	-	-	693,000
May 2006 @ $0.08 per share	5,650,000	452,000	-	-	-	-	452,000
May 2006 @ $0.10 per share	4,000,000	400,000	-	-	-	-	400,000
October 2006 @ $0.0285 per share	35,087,719	1,000,000	-	-	-	-	1,000,000
Commissions paid	-	(1,170,791)	-	-	-	-	(1,170,791)
For warrants exercised
December 2005 @ $0.0225 per share	1,400,000	31,500	(31,500)	-	-	-	-
July 2006 @ $0.04 per share	18,888,888	755,556	-	-	-	-	755,556
July 2006 @ $0.069 per share	11,081,832	767,000	-	-	-	-	767,000
For consulting fees
March 2006 to November 2006 @
$0.13 per share	6,075,000	767,250	-	-	-	-	767,250
Subscriptions received	-	-	273,600	-	-	-	273,600
Net loss for the year	-	-	-	-	-	(7,683,002)	(7,683,002)
Balance, November 30, 2006	630,785,052	82,538,598	273,600	466,314	-	(80,303,496)	(2,975,016)
Shares issued
For private placements
September 2007 @ $0.0321 per share	59,166,669	1,900,000					1,900,000
November 2007 @ $0.035 per share	4,700,000	164,500					164,500
Commissions Paid		(408,458)					(408,458)
For warrants exercised
January 2007 @ $0.06 per share	2,500,000	150,000					150,000
February 2007 @ $0.03 per share	11,500,000	345,000					345,000
March 2007 @ $0.07 per share	17,343,359	1,214,035					1,214,035
May 2007 @ $0.05 per share	34,411,028	1,720,551					1,720,551
For Options exercised
December 2006 @ $0.05 per share	500,000	25,000					25,000
March 2007 @ $0.05 per share	1,300,000	65,000					65,000
April 2007 @ $0.0505 per share	8,500,000	429,000					429,000
May 2007 @ $0.05 per share	1,280,000	64,000					64,000
September 2007 @ $0.058 per share	500,000	29,000					29,000
October 2007 @ $0.05 per share	600,000	30,000					30,000
For Consulting fees
December 2006 @ $0.13 per share	200,000	26,000					26,000
January 2007 @ $0.0814 per share	4,375,000	356,250	(273,600)				82,650
February 2007 @ $0.13 per share	200,000	26,000					26,000
March 2007 @ $0.0959 per share	1,370,067	131,401					131,401
April 2007 @ $0.1435 per share	575,000	82,500					82,500
May 2007 @ $0.1009 per share	834,251	84,154					84,154
June 2007 @ $0.1 per share	200,000	20,000					20,000
July 2007 @ $0.09 per share	975,000	87,750					87,750
August 2007 @ $0.09 per share	600,000	54,000					54,000
September 2007 @ $0.07 per share	1,492,291	104,460					104,460
November 2007 @ $0.0799 per share	1,700,000	135,900					135,900
Amortization of stock-based compensation				734,094			734,093
Subscriptions received			275,136				275,136
Net Loss for the year						(7,157,847)	(7,157,847)
Balance, November 30, 2007	785,607,717	$89,374,641	$275,136	$1,200,408	$-	$(87,461,343)	$3,388,842

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2007 and 2006
(Stated in United States Dollars)

			Period Since
			Recommencement
			Of Exploration
			Stage
	Years Ended November 30		December 1, 2001
	2007	2006	to November 30,
			2007
Cash Flows used in Operating Activities
Net loss for the period	$(7,157,847)	$(7,683,002)	$(38,612,651)
Adjustments to reconcile loss to net cash
used in operating activities:
Cumulative effect of accounting change		-	153,226
Depreciation, accretion and impairment	255,264	226,587	2,225,511
Stock based compensation	734,094	219,100	3,375,644
Stock issued for debentures	-	-	217,687
Non-cash consulting and legal expense	1,108,416	767,250	2,737,706
Non-cash financing expense	-	-	252,003
Interest accrued	-	-	486,370
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in non-cash operating working capital:
Other receivables	(284,533)	(3,378)	(291,630)
Gold inventory	(1,836,317)	(483,713)	(2,336,806)
Prepaid expense	-	-
Accounts payable and accrued liabilities	(113,572)	(79,222)	(396,129)
Share subscriptions received	1,536	-	1,536
Increase in mineral claims royalty payable	(20,000)	(20,000)	43,500
Net cash used in Operating Activities	(7,312,959)	(7,056,378)	(30,698,629)

Cash Flows (used in) provided by Investing Activities
Purchase of property, plant and equipment	(1,360,110)	(49,604)	(2,744,419)
Disposal of property, plant and equipment	-	55,037	207,289
Net cash (used in) provided by Investing Activities	(1,360,110)	5,433	(2,537,130)

Cash Flows from Financing Activities
Common stock issued for cash (net of share issue	5,727,627	10,244,610	34,580,040
costs)
Repayment of convertible debentures	-	(36,652)	(74,999)
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligations	(345,402)	(345,734)	(1,100,594)
Advanced from related party	854,883	289,550	923,405
Net cash provided by Financing Activities	6,237,108	10,151,774	34,292,123

Net change in cash and cash equivalents	(2,435,961)	3,100,829	1,056,364
Cash and cash equivalents, beginning of period	3,509,418	408,589	17,093
Cash and cash equivalents, end of the period	$1,073,457	$3,509,418	$1,073,457

Supplemental information:
Interest paid during the year	$27,718	$54,387	$1,103,101

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

Note 1	Nature and Continuance of Operations

Silverado Gold Mines Ltd, “the Company”, is an exploration stage company in the process of exploring its resource properties and has not yet determined whether these properties contain reserves that are economically recoverable. The company is also engaged in the research and development of low-rank coal-water fuel as a replacement fuel for oil fired boilers and utility generators.

As reflected in the accompanying financial statements, the Company has incurred net losses of $87,461,343 during the exploration stage and has used cash from operations of $30,698,629 since recommencement of exploration stage on December 1, 2001. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependant upon the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that may be necessary if the company were unable to continue as a going concern.

The Company’s operations have been funded primarily from sales of its stock and the sale of gold extracted during exploration activities. Management anticipates that the cash generated from operating activities, together with additional funding commitments will be sufficient to finance the Company’s operations over the next twelve months.

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Silverado Gold Mines Inc. and Silverado Green Fuel Inc. All significant inter-company transactions have been eliminated.

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
November 30, 2007 and 2006
(Stated in United States Dollars)

d)	Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities and loans payable approximate fair value because of the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for convertible debentures approximate their fair values as they bear interest at rates which approximate market rates. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

The Company values its inventory using the spot gold price at the end of the reporting period. On average, the Company’s test production in past years has yielded gold dust and gold nuggets. Gold dust has brought a sales price equivalent to the spot gold price. Gold nuggets, however, are considered to be gem or jewelry items, which in the industry sell at a higher value than the spot price. They are valued according to weight, purity, character, and relative flatness (wearing quality). Historically, the Company’s gold nuggets have sold above the spot gold price.

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
November 30, 2007 and 2006
(Stated in United States Dollars)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

k)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided on a straight line basis as follows:

Mining equipment	10 years
Auto and trucks	5 years
Computer equipment	3 years
Computer software	1 year
Leasehold improvements	5 – 7 years
Furniture and fittings	10 years

l)	Cash and Cash Equivalents

The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

m)	Concentration of Credit Risk

Financial Instruments which potentially subject the Company to concentrations of credit risk consist principally of cash in banks. At times during the year, the Company maintained deposits in excess of insured limits provided by FDIC and CDIC. The Company places its cash and cash equivalents with high credit quality financial institutions which the Company believes limits these risks.

n)	Foreign Currency Translation

The Company considers its functional currency to be the U.S. dollar for its U.S. and Canadian operations. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rates of exchange in effect at the year- end. Non-monetary assets and revenue and expense transactions are translated at the rate in effect at the time at which the transactions took place. Foreign exchange gains and losses are included in the determination of results from operations for the year as other comprehensive loss.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

o)	Revenue Recognition

Proceeds on gold recoveries from test mining are recorded as a reduction of exploration costs during the period the Company is in the exploration stage.

p)	Research Expenditures

Research expenditures are expensed in the year incurred.

q)	Accounting for Stock-based Compensation

Effective December 1, 2006, the Company adopted the provisions of SFAS 123(R) (Share-based Compensation) requiring equity awards granted under its stock option plan to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to December 1, 2006, the Company accounted for awards granted under its stock option plans utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. Under the existing stock option plans, all options vest entirely on the grant date. Therefore, there were no partially vested options outstanding as of the SFAS 123(R) adoption date..

r)	Reclassifications

Certain prior periods’ comparative figures have been reclassified to conform to the financial statement presentation adopted for this period

s)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is evaluating the potential impact of the adoption of SFAS No. 159 on the Company’s consolidated financial statements

In December 2006, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. The guidance is effective for fiscal years beginning December 15, 2006. The Company is evaluating the potential impact of the adoption of SFAS No. 159 on the Company’s consolidated financial statements.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

In September 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on December 1, 2007. The Company is evaluating the potential impact of the adoption of SFAS No. 157 on the Company’s consolidated financial statements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

Note 3	Gold Inventory

Gold Inventory consists of the following at November 30, 2007 and 2006:

	Troy Ounces	Spot Price	Balance

Balance, November 30, 2006, at spot rate	791	$646.70	$511,629
Gold extracted	3,778
Gold sold	(1,573)

Balance, November 30, 2007, at spot rate	2,996	$783.50	$2,347,946

The Company sold 1573 troy ounces of gold (2006: 204 troy ounces) at an average of $743 (2006: $428) per troy ounce for proceeds of $1,169,509 (2006: $87,357). Proceeds from sales of gold extracted during exploration and test mining are recorded as a reduction of exploration costs during the period the Company is in the exploration stage. In addition, the net change in the value of inventory at November 30, 2007 of $1,836,317 (2006: Nil) has been directly applied as a reduction of exploration costs.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

Note 4	Property, Plant and Equipment

Property, plant and equipment primarily include capital expenditure associated with the Company’s Vancouver office, and mining equipment and camp facilities at the Nolan Gold Project in Alaska.

		2007
		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$612,117	$21,861	$590,256
Computer Equipment and software	105,797	73,022	32,775
Furniture and Fittings	394,358	389,006	5,352

Mining Project
Nolan Gold Project buildings	63,000	63,000	-
Leasehold improvements	48,123	2,406	45,717
Nolan mining equipment	1,489,962	632,029	857,934
Nolan mining equipment under capital lease	819,842	216,923	602,919
Other equipment	27,200	3,773	23,427

	$3,560,399	$1,402,020	$2,158,379

		2006
		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value
Mining Project
Nolan Gold Project buildings	$63,000	$63,000	$-
Nolan mining equipment	869,630	431,754	437,876
Nolan mining equipment
under capital lease	819,842	216,923	602,919
Other equipment	447,047	434,309	12,738

	$2,199,519	$1,145,986	$1,053,533

Note 5	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	2007	2006
Accounts payable	$100,777	$233,802
Accrued interest	109,627	98,427
	$210,404	$332,229

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
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

Reconciliation of asset retirement obligation for the year ended November 30, 2007:

	Grant	Nolan
	Mine	Project	Total
Balance, December 1, 2006	$347,287	$173,771	$521,058
Accretion expense		26,053	26,053
Liabilities settled	-	(17,801)	(17,801)
Balance, November 30, 2007	$347,287	$182,023	$529,310

Note 7	Convertible Debentures

Convertible debentures outstanding at November 30, 2007 and 2006 consisted of the following:

	2007	2006
Issued in 1994	$140,000	$140,000
Less: current portion	(140,000)	(140,000)
	$-	$-

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

Remaining debentures of $140,000 plus accrued interest of $109,627 are in default; however it is unclear whether they will be exchanged for replacement debentures as the bond holders could not be identified or did not respond to the Company’s restructuring proposal.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

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

The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated productive lives which are estimated to be 10 years. Amortization of assets under capital leases charged to expense in 2007 was $0 (2006: $70,112).

The last payments to the above capital lease of $31,013 will be made in fiscal 2008

Note 9	Related Party Transactions

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri- Con Mining Alaska Inc. (collectively the “Tri-Con Group”), all of which are controlled by an officer and director of the Company.

The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all the Company’s fieldwork and to provide field administrative and management services. Under the current contract dated January, 1997, work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out-of- pocket or actual cost plus 15% charge for office overhead including stand-by and contingencies. There is no mark-up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company. For the year ended November 30, 2007, the Tri-Con Group’s services focused mainly on corporate planning, mining, engineering and preparation for year round production on the Company’s Nolan property; mining administration services at both the field and corporate offices, and administration services connected with the Low-Rank Coal-Water fuel project.

The aggregate amounts paid to the Tri-Con Group for disbursements and for services rendered by the Tri- Con Group personnel and interest charged on outstanding balances at the Tri-Con Group’s borrowing rate are shown below:

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

	2007	2006

Exploration, development and field services	$5,557,108	$3,687,946
Office, Administrative and Management services	1,355,619	1,093,858
Research	-	129,698

	$6,912,727	$4,911,502

Amount of total charges in excess of Tri-Con
costs incurred	$1,243,430	$760,324

Excess amount charged as a percentage of actual
costs incurred	21.93%	18.32%

The amounts charged for services by the Tri-Con Group approximate the fair value of these costs had they been performed by arm’s length parties and are included in various captions of the Statements of Operations. At November 30, 2007 the Company owed the Tri-Con Group $1,214,717 (2006: $359,834) for services provided. The amounts are non-interest bearing and due on demand.

Note 10	Common Stock

a)	Stock Options:

A summary of the change in stock options for the years ended November 30, 2007 and 2006 is presented below:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
2007:
Outstanding and exercisable at November 30, 2006	63,180,000	$0.07
Granted	21,500,000	$0.07
Exercised	12,180,000	$0.05
Expired	-

Outstanding and exercisable at November 30, 2007	72,500,000	$0.06

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

		Weighted
	Number	Average
	of	Exercise
	Options	Price
2006:
Outstanding and exercisable at November 30, 2005	32,630,000	$0.07
Granted	31,100,000	$0.05
Exercised	-
Expired	(550,000)	$0.07

Outstanding and exercisable at November 30, 2006	63,180,000	$0.07

As of November 30, 2007 the following stock options were outstanding:

Number of	Exercise Price	Expiration Date
Options
600,000	$0.15	February 1, 2008
4,500,000	$0.05	December 4, 2008
4,200,000	$0.05	January 8, 2011
12,500,000	$0.05	June 30, 2011
29,800,000	$0.05	January 4, 2013
20,900,000	$0.07	January 11, 2013

72,500,000

In January 2007, 21,500,000 stock options were granted to directors as well as to employees of the Tri-Con Group at an exercise price of $0.07 with a six year term expiring January 11, 2013. The prevailing market price of the Company’s shares on the date of grant was $0.067. The Company recognized stock compensation expense of $734,094 based on the Black-Scholes option pricing model.

The Black-Scholes option pricing model input variables used are as follows:

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
November 30, 2007 and 2006
(Stated in United States Dollars)

The expected term of the options was calculated using the alternative simplified method permitted by SAB 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

In 2006 the Company granted 49,400,000 stock options to directors of the Company and 7,100,000 stock options to certain employees of the Tri-Con Group. The Company did not record a compensation expense on the granting of stock options to employees and directors, but provided disclosure of the pro forma loss per share information had the Company elected to follow the fair value method. Using the Black-Scholes option pricing model the pro forma information was as follows:

2006
Net loss for the year as reported	$(7,683,002)
Stock-based compensation	(1,637,692)
Pro forma net loss for the year	$(9,320,694)
Pro forma basic and diluted loss per share	$(0.02)

The following assumptions were used in the Black-Scholes model to calculate the 2006 charge:

Risk free interest rate	4.31%
Dividend free yield	0%
Expected volatility	107%
Weighted average expected stock option life	2.6 years

The weighted average fair value of the stock options granted to directors of the Company and certain employees of the Tri-Con Group was $0.08 per share.

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

b)	Warrants:

Warrants outstanding as at November 30, 2007 are exercisable into one common share for each warrant held and are summarized as follows:

	Exercise
	Price per
Number of	Warrant
Warrants	$	Expiration Date
13,833,333	0.1200	March 31, 2008
8,458,000	0.1200	April 4, 2008
5,188,334	0.1200	April 7, 2008
4,950,001	0.1200	April 25, 2008
12,500,001	0.1000	September 4, 2008
10,833,334	0.1000	September 17, 2008
6,250,000	0.1000	September 24, 2008

62,013,003

c)	Convertible Debentures – Note 7

Note 11	Equity Compensation Plan

In 2007 the Company established an Equity Compensation Plan (“the Plan”) to encourage certain directors, officers, employees, employees of affiliated companies and consultants to acquire and hold stock in the Company as an added incentive to remain with the Company, and to enable the Company to attract and retain capable individuals. The number of shares issued under the Plan may not exceed 25,000,000 in aggregate. Options granted under the Plan may include non-qualified stock options as well as incentive stock options intended to qualify under Section 422 of the Internal Revenue Code. Each stock option plan agreement specifies when all or any installment of the option becomes exercisable.

In January 2007, 21,500,000 stock options were granted to directors and certain employees of the Tri- Con Group.

Note 12	Income Taxes

Tax effects of temporary differences that give rise to deferred tax assets at November 30, 2007 and 2006 are as follows:

	2007	2006

Net operating loss carry forwards	$18,253,000	$14,507,000
Temporary differences arising from mineral
properties and building, plant and equipment	2,115,933	271,000
Valuation allowance	(20,368,933)	(14,778,000)

Net future tax asset	$-	$-

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

At November 30, 2007, the Company had losses carried forward totaling $28,025,000 available to reduce future years’ income for U.S. income tax purposes which expire in various years to 2027. In addition, we had losses carried forward in Canada totaling CDN$20,490,000 which expire in various years to 2027.

The provision for income taxes differs from the amount computed by applying the Canadian statutory federal income tax rate of 34.12% (2006: 38%) to net loss before provision for income taxes. The sources and tax effects of the differences are as follows:

	2007	2006

Computed “expected” tax benefit	$(2,603,000)	$(2,883,000)
Tax loss expired during the year	550,000	449,000
Temporary differences and other	5,000	811,000
Change in valuation allowance and other	2,048,000	1,623,000

Income tax provision	$-	$-

Note 13	Commitments and Contingencies

a)	Contingent payments on Mineral Claims Properties

1)	Ester Dome Gold Project, Fairbanks Mining District, Alaska

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

2)	Nolan Gold Project, Wiseman Mining District, Alaska

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
November 30, 2007 and 2006
(Stated in United States Dollars)

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

3)	Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one- half square miles and adjoining the Nolan Gold Properties. The Company is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. As at November 30, 2007, royalty payments totaling $360,000 (2006: $380,000) are unpaid, in arrears, and included in mineral claims payable.

4)	Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. The Company has an option agreement to purchase a 100% interest in the property for $400,000 of which $68,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing.

b)	Severance Agreements with Directors

The Company has entered into compensation agreements with two officers and directors of the Company. The agreements provide for severance arrangements where a change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the two directors aggregates $4,100,000 (2006: $4,100,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

c)	Consulting Agreements

The Company has entered into consulting agreements with two individuals for various corporate planning and business development services to the Company. Under the terms of the agreements, the Company will issue 10,600,000 shares in aggregate over the length of the contracts which range in length from six months to two years, concluding in January 2008.

The value of consulting fees paid in shares is calculated by multiplying the number of shares issued by the closing price on the day the shares were issued.

d)	Office Lease

The Company entered into a seven year office lease agreement expiring in July 2014 for its Vancouver office when obliged to vacate its previous lease location at the expiry of the lease. The Company’s future minimum lease payments under this lease are as follows:

Years ending November 30, 2008 - 2011	$494,728
Year ending November 30, 2012	125,664
Year ending November 30, 2013	128,439

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

Year ending November 30, 2014	74,923
$823,754

The Company entered into a five year office lease agreement expiring in February 2012 for its Fairbanks, Alaska office at an annual lease cost of $18,000 subject to a 4% increase per annum The Company’s future minimum lease payments under this lease are as follows:

Year ending November 30, 2008	$ 18,660
Year ending November 30, 2009	19,406
Year ending November 30, 2010	20,183
Year ending November 30, 2011	20,990
Year ending November 30, 2012	3,510
$ 82,749

Annual rent payments in the current year amounted to $165,679 (2006: $143,635).

Note 14	Segment Disclosures

a)	Reportable Segments

The Company operates in one reportable segment being the acquisition, exploration and development of mineral properties. The Company’s development of low-rank coal-water fuel is in its initial stages and is not a reportable segment.

b)	Geographical Information

The following presents financial information about geographical areas:

	2007	2006

Net loss for the year:
Canada	$3,985,004	$2,218,513
United States	3,172,843	5,464,489

	$7,157,847	$7,683,002
Long-lived assets:
Canada	628,383	12,738
United States	1,529,996	1,040,795

	$2,158,379	$1,053,533

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

Note 15	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. The following transactions were excluded from the statements of cash flows: During the year ended November 30, 2007 the Company:

a)	Issued 9,285,000 shares at various prices for total proceeds of $872,400 pursuant to payment of consulting fees;

b)	Issued 2,696,609 shares at various prices for total proceeds of $236,016 in settlement of accounts payable for legal fees;

c)	Utilized prior year’s share subscriptions of $237,600 for the issuance of common shares.

During the year ended November 30, 2006 the Company:

a)	Issued 6,075,000 common shares at various prices for total proceeds of $767,250 pursuant to payment of consulting fees;

b)	Utilized prior year’s share subscriptions of $54,500 for the issuance of common shares.

Note 16	Subsequent Events

Subsequent to November 30, 2007, the Company:

a)

Issued 59,198,460 units at an average price of $0.0336 for the aggregate purchase price of $1,991,546 in February 2008. Each unit consists of one share of restricted common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for a period of one year for the purchase of one share of restricted common stock at a per share exercise price of $0.07.

b)	Issued 4,166,667 shares at $0.035 totaling $145,833 in February 2008 pursuant to the exercise of common stock purchase warrants.

c)	Issued 500,000 shares at an average of $0.06 totaling $30,000 pursuant to consulting agreements in February 2008.

d)

Issued 44,000,000 units at $0.0312 for the aggregate purchase price of $1,375,000 in January 2008. Each unit consists of one share of restricted common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for a period of one year for the purchase of one share of restricted common stock at a per share exercise price of $0.07.

e)	Issued 1,484,563 shares at $0.035 totaling $51,960 in January 2008 pursuant to the exercise of common stock purchase warrants.

f)	Issued 2,300,000 shares at an average of $0.068 totaling $156,000 pursuant to consulting agreements in January 2008.

g)	Issued 8,458,023 units at $0.035 per unit totaling $296,031 in December 2007 pursuant to the exercise of common stock purchase warrants.

h)	Issued 13,000,000 units at $0.03 per unit for the aggregate purchase price of $390,000 in December

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

2007. Each such unit consists of one share of restricted common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for a period of one year for the purchase of one share of restricted common stock at a per share exercise price of $0.07.

i)	Issued 8,055,000 shares at $0.0342 totaling $275,136 in December 2007 pursuant to the exercise in November 2007 of common stock purchase warrants.

j)

Entered into a lease purchase agreement in December 2007 to purchase mining equipment valued at $555,385. The agreement requires payment upon signature of $55,538 (paid), and 36 equal payments commencing upon delivery. The annual percentage rate implicit in the lease will be the rate prevailing at the time of delivery.

k)	Sold 465.89 troy ounces of gold for proceeds of $372,593 in December 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any disagreements with our former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of November 30, 2007, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During our most recently completed fiscal year ended November 30, 2007, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers, directors, and significant employees are:

Name	Age	Position
Garry L. Anselmo	64	Chairman of the Board of Directors; President, Chief Executive Officer, Chief Financial Officer
James F. Dixon (1)	60	Director
Stuart C. McCulloch (1)	72	Director
John R. Mackay	75	Secretary
Dr. Karsten Eden	36	Vice President, Exploration of Silverado Gold Mines Inc.
Dr. Warrack G. Willson	64	Vice-President, Fuel Technology of Silverado Green Fuel Inc.
Daniel L. Basketfield, P.E.	54	Vice President, Environmental Engineering, Silverado Gold Mines Inc. and Silverado Green Fuel Inc.
Irma Mungal	55	Vice-President, Administration

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

Dr. Karsten Eden

Dr. Eden was appointed our vice-president exploration, Silverado Gold Mines Inc., in July 2006. Dr. Eden holds a Master’s Degree in Economic Geology from the Technical University of Clausthal. He focused his thesis on the “Geology and Gold Mineralization of the Nolan Area in the Brooks Range, Alaska”. Dr. Eden also holds a doctorate in Exploration Geology with an emphasis on GIS applications in mineral exploration from the University of Technology Aachen. He has received two internationally recognized research awards for his academic achievements.

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

Daniel L. Basketfield, P.E.

Daniel L. Basketfield, P.E., appointed in March of 2007 as Silverado Gold Mines Inc. and Green Fuel Inc. Vice President, Environmental Engineering, brings the Company public, private, and industry expertise gained through more than 19 years of experience as a practicing professional engineer. A licensed civil engineer in the states of Washington, Alaska and Hawaii, and licensed agricultural engineer in the State of Oregon. Mr. Basketfield was educated as an Agricultural Engineer (B.S., M.S) at Oregon State University, and engaged in additional study at the University of Alaska Fairbanks. Across his career he has served in various positions that include Senior Water Resources Engineer and Acting Water Resources Business Area Manager for Seattle Public Utilities, co-founder of a private engineering firm specializing in Interior Alaska water and wastewater systems, Senior Environmental Engineer for Tri-con Mining Alaska Inc., Environmental Engineer and Interior District Contaminated Sites Coordinator for the Alaska Department of Environmental Conservation, and Tribal Agricultural Engineer for the Confederated Salish and Kootenai Tribes of Northwest Montana. Mr. Basketfield has also had the opportunity to engage in work with NOAA’s Climate Change Science Program as an advisor and contributing author on decision support systems, and has independently co-authored several papers on topics that include the non-linear analysis of hydrologic and climatic data.

Irma Mungal

Ms. Irma Mungal was appointed our Vice-President Administration of Silverado Gold Mines Ltd. in November of 2007. Ms. Mungal holds degrees in Human Resource Management and Business Administration with majors in Management. She has also engaged in studies in Labor Relations, and is a registered School Teacher in the Caribbean. Ms. Mungal has also been licensed with the Manitoba Securities Commission, and the British Columbia Securities Commission. As a representative of a leading financial institution Ms. Mungal was responsible for operations risk management across western Canada. She also served various roles including as an investment adviser and retirement planner.

Family Relationships

Mr. Anselmo and Mr. McCulloch, each of whom is one of our directors, are cousins. Mr. Anselmo and Ms. Mungal are husband and wife.

There are no other family relationships among any of our directors, executive officers, or persons nominated or chosen as our directors or executive officers.

Involvement in Certain Legal Proceedings

None.

Terms of Office

Our directors are elected to hold office until the next annual meeting of our shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors to hold office until their successors are appointed. The last annual meeting of our shareholders was held on May 17, 2004.

Audit Committee

Our audit committee is comprised of James Dixon and Stuart McCulloch. Our board of directors has determined that each member of our audit committee is independent as that term is defined in Rule 121 of the American Stock Exchange listing standards. Our board of directors has determined none of the directors on our audit committee presently meets the definition of a “financial expert” based on their respective experience and qualification. Our audit committee presently does not include a member who has been determined by our board of directors to qualify as a “financial expert”. Our board of directors is presently looking for a suitable candidate to join as a member of our board of directors and who would meet the definition of “financial expert”. We were unable to identify such a candidate during our last fiscal year.

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

Compliance With Section 16(a) of the Exchange Act

Based on its review of any copies of Forms 3, 4, and 5 (and any amendments thereto) received by the Company with respect to its most recent fiscal year, the Company believes that all applicable filing requirements were complied with by reporting persons.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

The following summary compensation table sets forth certain compensation information for Mr. Garry L. Anselmo, our principal executive officer. No other executive officer of the Company received compensation in excess of $100,000 during our last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Garry L Anselmo, Principal Executive Officer	2007	0	0	0	341,439 (1)	0	0	0	341,439
	2006	0	0	0	663,283 (2)	0	0	0	663,283

1)

Mr. Anselmo was granted 10,000,000 options on January 11, 2007. The options have an exercise price of $0.07, vested immediately, and expire on January 11, 2013. The value of the option award was computed in accordance with the provisions of FAS 123R.

2)

Mr. Anselmo was granted 15,000,000 options on January 4, 2006. The options have an exercise price of $0.05, vested immediately, and expire on January 4, 2013. The value of the option award was computed in accordance with the provisions of FAS 123R.

We are party to a compensation agreement with Mr. Anselmo. The agreement provides for severance arrangements if a change of control of the Company occurs, as defined, and he is terminated. The compensation payable to Mr. Anselmo would include a lump sum payment of $4,000,000 plus the amount of annual bonuses that Mr. Anselmo would be entitled to receive for the eighteen month period following termination, plus benefits for the eighteen month period following termination.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding outstanding equity awards of Mr. Anselmo at our fiscal year-end. No other executive officer of the Company received compensation in excess of $100,000 during our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Garry L. Anselmo, Principal Executive Officer	10,000,000	0	0	0.07	January 11, 2013	0	0	0	0
	15,000,000	0	0	0.05	January 4, 2013	0	0	0	0
	3,000,000	0	0	0.05	December 4, 2008	0	0	0	0
	2,500,000	0	0	0.05	January 8, 2011	0	0	0	0
	6,000,000	0	0	0.05	July 8, 2011	0	0	0	0
Total	36,500,000	0	0			0	0	0	0

Compensation of Directors

The following table sets forth certain compensation information for the members of our Board of Directors.

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Stuart C. McCulloch	0	0	68,288 (1)	0	0	0	68,288
James F. Dixon	0	0	68,288 (2)	0	0	0	68,288

1)

Mr. McCulloch was granted 2,000,000 options on January 11, 2007. The options have an exercise price of $0.07, vested immediately, and expire on January 11, 2013. The value of the option award was computed in accordance with the provisions of FAS 123R.

2)

Mr. Dixon was granted 2,000,000 options on January 11, 2007. The options have an exercise price of $0.07, vested immediately, and expire on January 11, 2013. The value of the option award was computed in accordance with the provisions of FAS 123R.

With the exception of periodic grants of stock incentive options, we do not compensate our directors for serving in such capacities. Our 2006 Stock Option Plan, our 2006-II Stock Option Plan, and our 2007 Stock Option Plan each permit the grant of incentive stock options to our directors.

We have entered into a compensation agreement with Mr. Dixon. The agreement provides for severance arrangements if a change of control of Silverado occurs and Mr. Dixon is terminated. The compensation payable to Mr. Dixon would include a lump sum payment of $100,000 plus the amount of annual bonuses that Mr. Dixon would be entitled to receive for the eighteen month period following termination, plus benefits for the eighteen month period following termination. The compensation that would be payable to the directors (including the compensation provided for in the agreement with Mr. Anselmo detailed above) aggregates to $4,100,000 plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the Company’s common shares owned beneficially as of February 15, 2008 by: (i) each person (including any “group”) known by the Company to own beneficially more than five percent (5%) of any class of the Company’s voting securities, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. As of February 15, 2008 no person is known to us to beneficially own more than 5% of our outstanding common shares. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares listed.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Common Shares	Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	40,550,007(2)	4.5%
Common Shares	James F. Dixon, Director	8,814,484(3)	1.0%
Common Shares	Stuart McCulloch, Director	7,058,400(4)	0.8%
Common Shares	John R. Mackay, Secretary	5,100,000(5)	0.6%
Common Shares	All Directors and Executive Officers as a Group (4 persons)	61,522,891(6)	6.9%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 15, 2007. As of February 15, 2007, there were 904,231,969 common shares of the Company issued and outstanding.

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

(4)

Consists of 158,400 shares held by Stuart McCulloch and 6,900,000 shares that can be acquired by Mr. McCulloch upon exercise of options to purchase shares held by Mr. McCulloch within 60 days of the date hereof.

(5)	Consists of 100,000 shares held by Mr. Mackay and 5,000,000 shares that can be acquired by Mr. Mackay upon exercise of options to purchase shares held by Mr. Mackay within 60 days of the date hereof.

(6)

Consists of 4,522,891 shares held by our directors and executive officers and 57,000,000 shares that can be acquired by our directors and executive officers upon exercise of options to purchase shares held by our directors and executive officers within 60 days of the date hereof.

Changes in Control

We are not aware of any arrangement that may result in a change in control.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding outstanding equity awards made through equity compensation plans as of the end of the most recently completed fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities available for future plan issuance
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders
2007 Stock Option Plan	25,000,000	$0.07	3,500,000
2006-II Stock Option Plan	27,300,000	$0.07	700,000
2006 Stock Option Plan	31,100,000	$0.05	5,900,000

On January 11, 2007, our Board of Directors adopted the 2007 Stock Option Plan (the "2007 Plan"). The 2007 Plan authorizes the issuance of options to purchase our common stock to directors, officers, employees, and eligible consultants. We reserved 25,000,000 shares of our Common Stock for awards to be made under the 2007 Plan. On February 20, 2007, we filed a registration statement on Form S-8 to register all 25,000,000 of such shares. The 2007 Plan is to be administered by a committee of two or more members of the Board of Directors. The 2007 Plan allows for the issuance of incentive stock options (which can only be granted to employees) and non-qualified stock options. The committee shall determine the type of option granted, the exercise price, the option term (which may be no more than ten years), and terms and conditions of exercisability.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Tri-Con Mining Group

We have had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., and Tri-Con Mining Alaska Inc. (collectively, the "Tri-Con Mining Group"). Each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. are owned and controlled by Mr. Garry Anselmo, our chief executive officer, chief financial officer and, the chairman of our board of directors. We are party to three separate contracts dated January 1, 1997 with the Tri-Con Mining Group, one with each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc.

The Tri-Con Mining Group are operations, exploration and development contractors, and have been employed by us under contract since 1972 to carry out all of our fieldwork and to provide administrative and management services. Under the current contract dated January 1, 1997, work is charged at cost plus 25% for property acquisition, exploration and development and cost plus 15% for mining operations and reclamation. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. Capital purchases are exempt from any support charges. Services of the directors of the Tri-Con Mining Group are charged at a rate of $75 CDN per hour. Services of the directors of the Tri-Con Mining Group who are also our directors, namely Mr. Anselmo, are not charged. In addition, each agreement requires us to pay a base fee of $10,000 CDN (equal to approximately $10,000 US) per month to each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. However, the Tri-Con Mining Group has waived payment of the base fee under two of the agreements and is only paid $10,000 CDN (equal to approximately $10,000 US) per month in total.

We are in arrears in the amount of $1,214,717 to the Tri-Con Group as of November 30, 2007 in connection with exploration activities on the Nolan Gold Project during fiscal 2007. At November 30, 2006, we were in arrears $359,834 to the Tri-Con Mining Group for exploration, development and administration services. For the years 2005, 2006 and 2007 the Tri-Con Mining Group’s services focused mainly on test mining activities on the Nolan property, the low-rank coal-water fuel program as well as corporate planning, exploration, engineering, and, and administration services at both our field and corporate offices.

The aggregate amounts paid to the Tri-Con Mining Group in each of the late two fiscal years, by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Mining Group personnel working on the Company's projects, and include interest charged on outstanding balances at the Tri-Con Mining Group's borrowing costs, are shown below:

	2007	2006

Exploration, development and field services	$5,522,795	$3,687,946
Office, Administrative and Management services	1,355,619	1,093,858
Research	34,313	129,698

	$6,912,727	$4,911,502

Amount of total charges in excess of Tri-Con
costs incurred	$1,234,430	$760,324

Excess amount charged as a percentage of actual
costs incurred	21.93%	18.32%

Stock Option Grants

We granted options to purchase an aggregate of 2,700,000 common shares to the following individuals on January 11, 2007 as follows. All options are fully vested and are exercisable at a price of $0.07 per share for a six year term from the date of grant:

Name	Options
John McKay, Secretary	700,000
Warrack Willson, Vice-President of Silverado Green Fuel Inc.	2,000,000

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company's directors and specified committees of the board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-KSB regarding director independence, we have used the definition of “independent director” set forth in the Marketplace Rules of The Nasdaq Stock Market, which defines an “independent director” generally as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, we believe that James Dixon and Stuart McCulloch are independent directors.

ITEM 13. EXHIBITS

Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)

10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.13	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.14	2006 Stock Option Plan (10)
10.15	2006-II Stock Option Plan (11)
10.16	2007 Stock Option Plan (12)
10.17 *	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007
14.1	Code of Ethics (9)
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
*	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Berkovits & Company, LLP for each of our last two fiscal years:

	Fiscal years ended
	November 30
	2007	2006
Audit Fees:	$62,419	$40,000
Audit Related Fees:	$46,262	$34,900
Tax Fees:	NIL	NIL
All Other Fees:	NIL	NIL
Total:	$108,681	$74,900

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

Silverado Gold Mines Ltd.

Date: February 28, 2008	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial
Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 28, 2008	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial
Officer (Principal Accounting Officer)

Date: February 28, 2008	By: /s/ James F. Dixon
James F. Dixon,
Director

Date: February 28, 2008	By: /s/ Stuart McCulloch
Stuart McCulloch,
Director