Form 10QSB
period 2008-02-29
SILVERADO GOLD MINES LTD
filed 2008-04-14
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2008

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

Number of shares outstanding as of April 11, 2008: 926,270,430 common shares.

Transitional Small Business Disclosure Format: Yes [   ]   No [X]

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
INDEX

Period Ended February 29, 2008

			Page

PART I	FINANCIAL INFORMATION

	ITEM 1	FINANCIAL STATEMENTS

		Condensed Consolidated Balance Sheets as of February 29, 2008 (unaudited) and November 30, 2007	3

		Condensed Consolidated Statements of Operations for the three months ended February 29, 2008 and February 28, 2007, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through February 29, 2008 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the three months ended February 29,2008 and February 28, 2007, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through February 29, 2008 (unaudited)	5

		Notes to the Condensed Consolidated Financial Statements as of February 29, 2008 (unaudited)	6

	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11

	ITEM 3	CONTROLS AND PROCEDURES	15

PART II	OTHER INFORMATION

	ITEM 1	LEGAL PROCEEDINGS	16

	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	16

	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

	ITEM 5	OTHER INFORMATION	16

	ITEM 6	EXHIBITS	16

SIGNATURES			18

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	February 29,	November 30,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,769,461	$1,073,457
Gold inventory	2,465,092	2,347,946
Other receivables	-	294,505
Total Current Assets	6,234,553	3,715,908

Property, plant and equipment, net	2,102,858	2,158,379
TOTAL ASSETS	$8,337,411	$5,874,287

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$233,019	$210,404
Mineral claims royalty payable	390,000	360,000
Payable to related party	1,411,208	1,214,717
Convertible debentures, current portion	140,000	140,000
Capital lease obligation, current portion	1,047	31,013
Total Current Liabilities	2,175,275	1,956,134

Asset retirement obligation	535,824	529,311
Total Liabilities	2,711,098	2,485,445

STOCKHOLDERS' EQUITY
Common stock
Authorized:
Unlimited common shares with no par value
Issued and outstanding:
926,270,430 common shares (2007:785,607,717)	94,063,084	89,374,641
Additional paid-in capital	1,200,408	1,200,408
Common stock to be issued	51,958	275,136
Accumulated deficit during exploration stage	(89,689,137)	(87,461,343)
Total Stockholders’ Equity	5,626,313	3,388,842
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,337,411	$5,874,287

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE LOSS (UNAUDITED)
(Stated In United States Dollars)

					Period Since
					Recommencement
		Three months ended			of Exploration
					Stage
		February 29,		February 28,	December 1, 2001
		2008		2007	to February 29,
					2008
General and administrative expenses
Accounting and audit		$73,590		$12,231	$463,525
Advertising and promotion		146,235		104,687	2,879,250
Consulting fees		375,410		310,390	7,139,269
Depreciation, amortization, accretion and impairment		104,559		61,950	2,330,070
Exploration expenses
Net of gold proceeds of $372,593 (2007:nil)
and inventory change of $117,146 (2007: nil)		350,871		1,081,186	13,471,732
Financing activities		271,992		–	573,995
Interest on capital lease obligations		194		6,535	317,489
Interest on convertible debentures		2,800		2,800	698,607
Legal		36,771		41,761	748,186
Management services		234,022		309,843	4,552,528
Office Expenses		446,374		312,014	4,216,484
Other interest and bank charges		3,942		3,095	51,414
Reporting and investor relations		79,841		51,609	620,231
Research		18,000		46,575	787,690
Stock-based compensation		–		734,094	734,094
Transfer agent fees and mailing		21,471		9,911	232,951
Write-down of property, plant and equipment		–		–	285,875
Write-off of mineral claim expenditures		–		–	1,159,529
		2,166,072		3,088,681	41,262,919

Loss from operations		(2,166,072)		(3,088,681)	(41,262,919)

Interest and other income		41		22,158	256,709

Cumulative effect of accounting change		–		–	(153,226)

(Loss) Gain on foreign exchange		(61,763)		(32,219)	318,991

Comprehensive loss for the period		$(2,227,794)		$(3,098,742)	$(40,840,445)

Net loss per share	$	( - )	$	( - )

Basic and diluted weighted average number of common
shares outstanding		840,859,504		635,606,962

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

	Three months ended		Period Since
			Recommencement
			of Exploration
			Stage December 1,
	February	February 28,	2001 to February
	29, 2008	2007	29, 2008
CASH PROVIDED BY (USED FOR):
Operating activities:
Net Loss for the period	$(2,227,794)	$(3,098,742)	$(40,840,445)
Adjustments to reconcile net loss to net cash used in
operating activities:
Cumulative effect of accounting change	-	-	153,226
Depreciation, amortization, accretion and impairment	104,559	61,950	2,330,070
Stock-based compensation	-	734,094	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting expense	240,000	244,051	2,977,706
Non-cash financing expense	-	-	252,003
Interest accrued	-	-	486,370
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in operating assets and liabilities:
Gold inventory	(117,146)	155,414	(2,453,952)
Other receivables	294,505	(6,562)	2,875
Accounts payable and accrued liabilities	22,615	(107,801)	(373,514)
Asset retirement obligation	6,513	6,514	6,513
Mineral claims royalty payable	30,000	80,000	73,500
Net cash used in Operating Activities	(1,646,748)	(1,931,082)	(32,346,913)

Investing activities:
Purchase of property, plant and equipment	(49,038)	(251,862)	(2,793,457)
Disposal of property, plant and equipment	-	-	207,289
Net cash used in Investing Activities	(49,038)	(251,862)	(2,586,168)

Financing activities:
Advances from related party	196,491	449,104	1,119,896
Repayment of loans payable	-	-	(35,729)
Share subscriptions issued	(223,178)	-	(221,642)
Repayment of capital lease obligation	(29,966)	(83,945)	(1,130,560)
Repayment of convertible debentures	-	-	(74,999)
Common stock issued for cash (net of share issue costs)	4,448,443	520,000	39,028,483
Net Cash provided by Financing Activities	4,391,790	885,159	38,685,449

Increase (decrease) in cash and cash equivalents	2,696,004	(1,297,785)	3,752,368
Cash and cash equivalents at beginning of the period	1,073,457	3,509,418	17,093
Cash and cash equivalents at end of the period	$3,769,461	$2,211,633	$3,769,461

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

1. Basis of Presentation, Recent Accounting Pronouncements and Significant Accounting Policies

Basis of Presentation
The unaudited condensed consolidated financial statements include the accounts of Silverado Gold Mines Ltd. and its wholly-owned subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc. (collectively “Silverado” or the “Company”). These statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information.

The unaudited condensed consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as of February 29, 2008, and for all periods presented, have been included. Readers of these financial statements should note that interim results for the three-month periods ended February 29, 2008 and February 28, 2007 are not necessarily indicative of the results that can be expected for the fiscal year as a whole.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Silverado’s annual report on Form 10-KSB for the fiscal year ended November 30, 2007.

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

In September 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Implementation of SFAS 157 is required on December 1, 2007. The Company is evaluating the potential impact of the adoption of SFAS No. 157 on the Company’s consolidated financial statements.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, gold inventory, accounts payable and accrued liabilities, mineral claims royalty payable and payable to related party approximate fair value because of the short-term maturity of these instruments. The carrying amounts reported in the balance sheet for convertible debentures approximate their fair values as they bear interest at rates which approximate market rates. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

2. Related Party Transactions:

Silverado has related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively “Tri-Con” or the “Tri-Con Group”), all of which are controlled by a director and officer of the Company.

The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all the Company’s fieldwork and to provide field administrative and management services. Under the current contract dated January 1, 1997 work is charged at cost plus 25% for exploration and at cost plus 15% for development and mining services. Cost includes out of pocket or actual cost plus 15% charge for office overhead. There is no mark up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company.

At February 29, 2008, Silverado owed $1,411,208 to Tri-Con for exploration and administration services performed on behalf of Silverado. There are no formal terms of repayment and as such this amount is due on demand and bears no interest. Tri-Con‘s services for the current fiscal year are focusing mainly on Silverado’s Low-Rank Coal- Water Fuel program, as well as corporate planning and preparation for year-round operations on the Nolan property and administration services at both field and corporate offices.

The aggregate amounts owed to Tri-Con each period include: services rendered for the three months ended February 29, 2008 by Tri-Con personnel working on Silverado projects; disbursements incurred; and interest on the outstanding balance at Tri-Con’s cost of borrowing for the following categories:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

	February 29,	February 28,
	2008	2007
	(Unaudited)	(Unaudited)
Exploration Services	$730,221	$1,079,322
Administration and management services	528,594	309,843
Research	-	46,575
	$1,258,815	$1,435,740

Amount of total charges in excess of Tri-Con’s costs incurred	$231,682	$228,908

Excess amount charged as a percentage of actual costs incurred	18.4%	15.9%

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

	Troy Ounces	Spot price	Balance
Gold Inventory
Balance, November 30, 2007	2,996.74	$783.50	$2,347,946

Gold sold during the three months	(465.89)
ended February 29, 2008
Balance, February 29, 2008	2,530.85	$974.30	$2,465,092

Proceeds from sales of gold extracted during exploration and test mining are recorded as a reduction of exploration costs as the Company is in the exploration stage. In addition, the net change in the value of inventory at February 29, 2008 of $117,146 (2007: Nil) has been directly applied as a reduction of exploration costs.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

5. Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization is provided on a straight line basis as follows:

Mining equipment	10 years
Auto and trucks	5 years
Computer software	1 year
Computer equipment	3 years
Leaseholds improvements	Duration of lease (5-7 years)
Furniture and Fittings	10 years

Property, plant and equipment primarily include mining equipment and camp facilities at the Nolan Gold Project. Leasehold improvements are for both the Vancouver, BC and Fairbanks, AK offices.

Assets currently in construction are segregated and will be reclassified as depreciable assets as soon as they are put into use.

	February 29,
	2008	November 30,
	(Unaudited)	2007

Offices
Office leasehold improvements	$612,117	$612,177
Computer Equipment and software	107,661	105,737
Furniture and Fittings	394,358	394,358

Mining Project
Nolan Gold Project buildings	63,000	63,000
Leasehold improvements	48,123	48,123
Nolan mining equipment	2,307,987	1,489,962
Nolan mining equipment under capital lease	-	819,842
Other equipment	27,200	27,200

Capital assets in construction	48,991
	3,609,437	3,560,399
Accumulated depreciation and amortization	(1,506,579)	(1,402,020)
Net Book Value	$2,102,858	$2,158,379

6. Debentures

On March 1, 2001, Silverado completed negotiations to restructure convertible debentures totaling $2,000,000. Replacement debentures totaling $2,564,400 were issued in consideration of cancellation of the original debentures plus all accrued interest to March 1, 2001. As of November 30, 2004 the replacement debentures were repaid in full.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Remaining original convertible debentures totaling $140,000 and accrued interest of $112,427 are in default, however, it is unclear whether they will be exchanged for replacement debentures as the Company has been unsuccessful in its extensive attempts to locate the holders.

7. Common Stock

During the three months ended February 29, 2008 the Company has the following common stock transactions:

			Description
						Price
		Private		Warrants	Total No. of	per
Activity	Date	Placements	Consulting	Converted	Shares	Share	Capital Stock
Balance, November 30, 2007					785,607,717		$ 89,374,641
Shares Issued	December 17, 2007			16,513,024	16,513,024	$ 0.0350	577,956
Shares Issued	December 31, 2007	13,000,000			13,000,000	$ 0.0300	390,000
Shares Issued	January 11, 2008	22,000,000			22,000,000	$ 0.0300	660,000
Shares Issued	January 17, 2008		500,000		500,000	$ 0.0600	30,000
Shares Issued	January 21, 2008			1,484,563	1,484,563	$ 0.0350	51,960
Shares Issued	January 22, 2008	461,538			461,538	$ 0.0325	15,000
Shares Issued	January 23, 2008	21,538,461			21,538,461	$ 0.0325	700,000
Shares Issued	February 1, 2008		1,800,000	4,166,667	5,966,667	$ 0.0546	325,831
Shares Issued	February 8, 2008	461,538			461,538	$ 0.0325	15,000
Shares Issued	February 12, 2008	23,076,923			23,076,923	$ 0.0325	750,000
Shares Issued	February 13, 2008	22,852,307			22,852,307	$ 0.0325	742,700
Shares Issued	February 14, 2008	12,307,692			12,307,692	$ 0.0325	399,994
Shares Issued	February 21, 2008		500,000		500,000	$ 0.0600	30,000
Balance, February 29, 2008 (unaudited)		115,698,459	2,800,000	22,164,254	926,270,430		$ 94,063,084

8. Commitments

The Company:

a)

Entered into a new seven-year lease expiring August 2014 for its Vancouver, BC office when obliged to vacate its previous lease location at the expiry of the lease. The annual lease commitment is as follows:

Years ending November 30, 2008 – 2011	$494,728
Year ending November 30, 2012	125,664
Year ending November 30, 2013	128,439
Year ending November 30, 2014	74,923
$823,754

b)	Entered into a five-year lease expiring February 2012 for its Fairbanks, AK office at an annual lease cost of $18,660, subject to a 4% increase per year.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

c)

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

Silverado holds interests in four groups of mineral properties in Alaska, as listed below:

1)	Nolan property

2)	Hammond Property;

3)	Eagle Creek Property; and

4)	Ester Dome Property.

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

II. LOW-RANK COAL WATER FUEL

Silverado has been working for six years through its Low-Rank Coal-Water Fuel (Green Fuel) division on the development of “Green Fuel”, a non-toxic liquid fuel product derived from sub-bituminous and lignite coal. In its finished form the fuel is a non-toxic, non-hazardous environmentally friendly strategic (liquid) fuel. The primary focus of the Company is presently to secure financing to proceed with the construction of a commercial production facility to manufacture the low-rank coal water fuel as a replacement for oil fired boilers and utility generators.

PLAN OF OPERATIONS

Management’s plan of operation for the next twelve months is discussed below:

I. MINING

1. NOLAN GOLD PROPERTY - Lode and Placer Exploration

During the first three months of our fiscal year, exploration concentrated on the Workman’s Bench gold and antimony mineralized zones on our Nolan Property. During December 2007 and January 2008, the Company drove an exploration tunnel (totaling 553 feet) into the Workman's Bench mineralized zones to intersect the gold bearing antimony-quartz vein systems. During this first phase underground exploration program, numerous quartz and antimony-quartz veins were exposed. To date three main mineralized zones have been identified through the correlations between the underground observations with the drill intercepts from the 2007 Workman's Bench drilling program. The Workman's Bench mineralized zones have been confirmed over a strike length of 600 feet and are open laterally and at depth.

A total of 28 samples from quartz and antimony-quartz veins exposed in the mineralized zones underground were collected at 12 sample locations, and were sent to ALS Chemex in Fairbanks for analysis. Gold and antimony values from samples collected from individual veins at various points between sample locations 1 to 12 assayed as high as 1.04 troy ounces gold per ton (35.8 g/t Au) and 64.34% antimony. These assays confirm that high grade gold and antimony mineralization occurs in the Workman's Bench

There is no assurance that a commercially viable mineral deposit exists on any of the Company’s mineral properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. Although the results to date are extremely encouraging, at this point there is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of the Company’s mineral properties.

Further to the Company's geological, geochemical and geophysical discoveries from the 2007 exploration season, the Company plans to continue with follow-up exploration at the Nolan Lode properties within the Nolan Gold Project. The objective of this follow-up exploration program is to further define and, where warranted, assess lode gold and antimony occurrences at the Nolan Gold Project. The Company’s follow-up lode exploration work is intended to increase our geological knowledge on the Solomon Shear Zone, the Fortress Zone, and other lode gold/antimony occurrences on the property, and ascertain whether or not they have economic potential.

Initial drilling will be conducted on the Workman's Bench and Pringle Bench portions of the Solomon Shear Zone to determine whether or not we can proceed to additional test mining, and eventually to commercial mining.

In the next twelve months Silverado plans to spend more than $280,000 of its approximate $3,000,000 2008 project budget for activities involved in Nolan lode exploration. As weather conditions permit, the work will ramp up to include diamond core drilling, field exploration that includes very low frequency - electromagnetic (VLF-EM) ground geophysical surveys, and follow-up geochemical sampling and geological mapping. The Company has the full annual project budget in hand to complete these activities.

2. HAMMOND PROPERTY

Annual rentals have been paid to keep the mining claims in good standing.

This property will require additional funding to continue its development. If funding is acquired, there is no guarantee that a commercial gold-bearing placer deposit will be developed. If a gold bearing deposit is developed, additional funding will be required to mine the deposit, and until a feasibility study is completed, there is no guarantee that the deposit will be profitable to mine.

3. EAGLE CREEK PROPERTY

The Number One Vein on this property was the lode quartz gold structure that was historically mined commercially for antimony.

Annual assessment work will be carried out on the property to keep the mining claims in good standing. Assessment work will be focused on the northwest part of the claim block, where drilling and trenching has defined an intrusive host rock, thought to be a sill, containing low grade gold, silver and antimony mineralization. If funding permits, the Company will design a drilling program to further investigate the gold and by-product mineral distribution of the intrusive and the Number One Vein system.

Funding has been advocated for the 2008 work plan. Whereas historic commercially viable mining took place on the Number One (or "Scrafford") Vein, and whereas Silverado has successfully drilled and hit significant widths of high-grade or massive stibnite (antimony sulfide) and significant widths with good gold grades, it has nonetheless yet to complete a definitive drilling program sufficient to indicate reserves, and therefore there is no assurance that a commercially viable economic mineral deposit exists on the property.

4. ESTER DOME PROPERTY

Reclamation work to complete the closure of the Grant Mill Tailings Pond is expected to be done during the summer of 2008. This pond is filled to capacity, and will be capped and decommissioned after final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies.

Furthermore with respect to other areas on this property, several large scale projects have been proposed over the past ten years and remain warranted, but for the time being are deferred due to internal decisions that favor shifting financial and manpower resources to the Nolan Gold and Eagle Creek projects.

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

II. LOW-RANK COAL WATER FUEL PROJECT

Management anticipates spending approximately $300,000 during the current fiscal year on bench testing of Mississippi lignite coal and the first phase of a feasibility analysis of the construction of a commercial plant. While there are no assurances that financing will be obtained, Silverado has initiated the permitting process, and will continue with other related work as it proceeds to arrange sufficient funds to begin construction of a commercial facility of a size yet to be determined.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources and would be considered material to investors.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies (the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments) are outlined in our notes to the financial statements above.

ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of February 29, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the three months ended February 29, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding, nor is the Company’s property the subject of any pending legal proceeding. The Company also is not aware of any proceeding that a governmental authority is contemplating.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not sold any unregistered securities during the period covered by this report other than those previously reported on a Current Report on Form 8-K and filed with the Securities and Exchange Commission.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company is not currently in material default of indebtedness that exceeds 5% of its total assets.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)

10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.13	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.14	2006 Stock Option Plan (10)
10.15	2006-II Stock Option Plan (11)
10.16	2007 Stock Option Plan (12)
10.17	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (13)
14.1	Code of Ethics (9)
31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: April 14, 2008	/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial Officer
(Principal Financial and Accounting Officer)