Form 10QSB
period 2008-05-31
SILVERADO GOLD MINES LTD
filed 2008-07-15
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2008

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

Number of shares outstanding as of July 15, 2008: 926,270,430 common shares.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
INDEX

Quarterly Period Ended May 31, 2008

			Page
PART I	FINANCIAL INFORMATION

	ITEM 1	FINANCIAL STATEMENTS

		Condensed Consolidated Balance Sheets as of May 31, 2008 (unaudited) and November 30, 2007	3

		Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three and six months ended May 31, 2008 and 2007, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through May 31, 2008 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2008 and 2007, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through May 31, 2008 (unaudited)	5

		Notes to the Condensed Consolidated Financial Statements as of May 31, 2008 (unaudited)	6

	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	15

	ITEM 3	CONTROLS AND PROCEDURES	20

PART II	OTHER INFORMATION

	ITEM 1	LEGAL PROCEEDINGS	21

	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	21

	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

	ITEM 5	OTHER INFORMATION	21

	ITEM 6	EXHIBITS	22

SIGNATURES			24

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	May 31, 2008	November 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$709,139	$1,073,457
Gold inventory, net	1,971,392	2,347,946
Other receivables	5,743	294,505
Prepaid expenses	79,497	-
Total Current Assets	2,765,771	3,715,908
Property, plant and equipment, net	2,065,120	2,158,379
TOTAL ASSETS	$4,830,891	$5,874,287

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$216,383	$210,404
Mineral claims royalty payable	390,000	360,000
Due to related parties	50,542	1,214,717
Convertible debentures, current portion	140,000	140,000
Capital lease obligation, current portion	-	31,013
Total Current Liabilities	796,925	1,956,134
Asset retirement obligation	542,337	529,311
Total Liabilities	1,339,262	2,485,445

SHAREHOLDERS' EQUITY
Common stock
Authorized:
unlimited common shares with no par value
Issued and outstanding:
926,270,430 common shares (2007:785,607,717)	93,671,823	89,374,641
Additional paid-in capital	1,200,408	1,200,408
Subscriptions received	-	275,136
Accumulated deficit during exploration stage	(91,380,602)	(87,461,343)
Total Shareholders’ Equity	3,491,629	3,388,842
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,830,891	$5,874,287

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE LOSS (UNAUDITED)
(Stated In United States Dollars)

					Period Since
					Recommencement
					of Exploration
	Three Months Ended		Six Months Ended		Stage
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007	December 1, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	to May 31, 2008

General and administrative expenses
Accounting and audit	$102,334	$41,904	$175,924	$54,135	$565,859
Advertising, promotion and travel	19,585	446,080	136,984	550,767	2,869,999
Consulting fees	91,875	351,774	496,121	662,164	7,259,980
Depreciation, amortization, accretion and impairment	60,358	31,278	164,917	93,228	2,390,428
Exploration expenses
Six months: Net of gold proceeds of $372,915 (2007: $253,507)
and inventory change of $376,554 (2007: $155,414)	939,699	1,146,448	1,413,104	2,227,634	14,533,965
Financing activities	-	-	-	-	302,003
Interest on capital lease obligations	6,417	4,952	6,611	11,487	323,905
Interest on convertible debentures	2,800	2,800	5,600	5,600	701,407
Legal	67,020	64,284	103,791	106,045	815,206
Management services	267,857	317,960	501,879	627,803	4,820,385
Office Expenses	161,649	102,680	366,219	414,694	4,136,329
Other interest and bank charges	4,023	3,489	7,965	6,584	55,437
Reporting and investor relations	103,115	74,254	182,956	125,863	723,346
Research	198,500	11,813	216,500	58,388	986,190
Stock-based compensation	-	-	-	734,094	734,094
Transfer agent and filing fees	9,523	17,953	30,994	27,864	242,474
Write-down of property, plant and equipment	-	-	-	-	285,875
Write-off of mineral claim expenditures	-	-	-	-	1,159,529
Total Expenses	2,034,755	2,617,669	3,809,565	5,706,350	42,906,411

Loss from operations	(2,034,755)	(2,617,669)	(3,809,565)	(5,706,350)	(42,906,411)

Interest and other income	20,303	26,485	20,344	48,643	277,012

Cumulative effect of accounting change	-	-	-	-	(153,226)
Other comprehensive (loss) income
(Loss) / Gain on foreign exchange	(68,275)	271,024	(130,038)	238,805	250,715

Comprehensive loss for the period	$(2,082,727)	$(2,320,160)	$(3,919,259)	$(5,418,902)	$(42,531,910)

Net loss per share, basic and diluted	$(0.002)	$(0.003)	$(0.004)	$(0.008)

Basic and diluted weighted average number
of common shares outstanding	926,270,430	677,808,737	884,945,283	656,904,280

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

			Period Since
			Recommencement
			of Exploration
	Six Months Ended		Stage
	May 31, 2008	May 31, 2007	December 1, 2001
	(Unaudited)	(Unaudited)	to May 31, 2008
CASH PROVIDED BY (USED FOR):
Operating activities:
Net loss for the period	$(3,919,259)	$(5,418,902)	$(42,531,910)
Adjustments to reconcile loss to net cash used in
operating activities:
Cumulative effect of accounting change	-	-	153,226
Depreciation, amortization, accretion and impairment	164,917	93,228	2,390,428
Stock-based compensation	-	734,094	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting and legal expense	240,000	432,708	2,977,706
Non-cash financing expense	-	-	252,003
Interest accrued	5,600	5,600	491,970
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in non-cash operating working capital:
Gold inventory	376,554	155,414	(1,960,252)
Other receivables	288,762	(11,983)	(2,868)
Prepaid expense	(79,497)	-	(79,497)
Accounts payable and accrued liabilities	379	(41,609)	(395,750)
Asset retirement obligation	13,026	-	13,026
Mineral claims royalty payable	30,000	80,000	73,500
Net cash used in Operating activities	(2,879,518)	(3,971,450)	(33,579,683)
Investing activities:
Purchase of property, plant and equipment	(71,658)	(870,866)	(2,816,077)
Disposal of property, plant and equipment	-	-	207,289
Net cash used in Investing activities	(71,658)	(870,866)	(2,608,788)

Financing activities:

Advances from related party	(1,164,175)	46,389	(240,770)
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligation	(31,013)	(169,473)	(1,131,607)
Repayment of convertible debentures	-	-	(74,999)
Common stock issued for cash (net of share issue costs)	3,782,046	3,719,126	38,363,622
Net cash provided by financing activities	2,586,858	3,596,042	36,880,517

(Decrease) / increase in cash and cash equivalents	(364,318)	(1,246,274)	692,046
Cash and cash equivalents, at beginning of the period	1,073,457	3,509,418	17,093

Cash and cash equivalents, at end of the period	$709,139	$2,263,144	$709,139
Supplemental Cash Flow Information (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2008
(Stated In United States Dollars)

Note 1 – Basis of Presentation, Recent Accounting Pronouncements and Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Silverado Gold Mines Ltd. and its wholly-owned subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc. (collectively “Silverado” or the “Company”). All significant inter-company transactions have been eliminated.

The unaudited condensed consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as of May 31, 2008, and the results of operations and cash flows for all periods presented, have been included. Readers of these financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the entire fiscal year as a whole.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Silverado’s annual report on Form 10-KSB for the fiscal year ended November 30, 2007. Certain of the prior period’s figures in the statement of operations and cash flows have been reclassified to conform to the presentation adopted in the current period.

The Company considers its functional currency to be the U.S. dollar for its U.S. and Canadian operations. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollar at the rates of exchange in effect at the period-end. Non-monetary assets and revenue and expense transactions are translated at the rate in effect at the time at which the transactions took place. Foreign exchange gains and losses are included in the determination of results from operations for the periods as other comprehensive gains and losses.

Recent Accounting Pronouncements and Interpretations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160 “Non controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this statement on December 1, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an equity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements”. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect that SFAS No. 159 will have a material impact on the Company’s consolidated financial statements.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2008
(Stated In United States Dollars)

Note 1 – Basis of Presentation, Recent Accounting Pronouncements and Significant Accounting Policies (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. However, in February 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company is evaluating the potential impact of the adoption of this standard on the Company’s consolidated financial statements.

Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the assets and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or set.

Effective December 1, 2007, the Company adopted the provisions of the FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Based on our review, there was no impact of FIN 48 on our financial position.

Gold Inventory

On average, the Company’s test production in past years has yielded gold dust and gold nuggets. Gold dust has brought a sales price equivalent to the spot gold price. Gold nuggets, however, are considered to be gem or jewelry items, which in the industry sell at a higher value than the spot price. They are valued according to weight, purity, character, and relative flatness. Historically, the Company’s gold nuggets have sold above the spot gold price.

The Company values its inventory using the gold spot price at the end of the reporting period. The Company regularly reviews the Company's gold inventory for potential decline in value and, if necessary, reduces inventory to its net realizable value when it is apparent that the expected realizable value falls below its carrying value. A reduction to gold inventory and a charge to exploration expenses is made when the estimated net realizable value of specific inventory declines below carrying value.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2008
(Stated In United States Dollars)

Note 1 – Basis of Presentation, Recent Accounting Pronouncements and Significant Accounting Policies (Continued)

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, gold inventory, prepaid and other receivables, accounts payable and accrued liabilities, mineral claims royalty payable and payable to related party approximate fair value because of the short-term maturity of these instruments. The carrying amounts reported in the balance sheets for convertible debentures approximate their fair values as they bear interest at rates which approximate market rates. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2 – Related Party Transactions

The Company has related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively “Tri-Con” or the “Tri-Con Group”), all of which are controlled by a director and officer of the Company.

The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all the Company’s fieldwork and to provide field administrative and management services. Under the current contract dated January 1, 1997, work is charged at cost plus 25% for exploration and at cost plus 15% for development and mining services. Cost includes out of pocket or actual cost plus 15% charge for office and project overhead. There is no mark up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company.

Tri-Con’s services for the current fiscal year are focusing mainly on Silverado’s corporate planning and preparation for year-round operations and administration services. The aggregate amounts billed by Tri-Con each period include: services rendered by Tri-Con personnel and subcontractors working on Silverado projects, and disbursements incurred.

As of May 31, 2008, Silverado owed $50,542 (November 30, 2007: $1,214,717) to Tri-Con for exploration and administration services performed on behalf of Silverado.

The following is a summary of charges for Tri-Con services for the six months ended May 31, 2008 and 2007:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2008
(Stated In United States Dollars)

Note 2 – Related Party Transactions (Continued)

	May 31, 2008	May 31, 2007
	(Unaudited)	(Unaudited)
Exploration Services	$1,638,777	$2,179,484
Administration and management services	540,863	627,803
Research	-	58,388
	$2,179,640	$2,865,675

Amount of total charges in excess of Tri-Con’s costs incurred	$529,592	$555,772

Percentage of excess amount charged	24.3%	19.39%

Note 3 – Basic and Diluted Loss per Share

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

Note 4 – Gold Inventory

For the six months ended May 31, 2008, $372,915 (2007: $253,507) of net proceeds from sales of gold extracted during exploration and test mining are recorded as a reduction of exploration costs as the Company is in the exploration stage. In addition, the net change in the value of inventory as of May 31, 2008 of $376,554 (2007: $155,414) has been directly applied as a reduction of exploration costs. The following is a summary of gold inventory as at May 31, 2008:

	Troy Ounces	Spot price	Balance
Gold Inventory
Balance, November 30, 2007	2,996.74	$783.50	$2,347,946

Gold sold during the six months ended	(564.46)
May 31, 2008
Balance, at the spot price of May 31, 2008	2,432.28	$885.75	$2,154,392
Valuation reserve			(183,000)
Balance, May 31, 2008			$1,971,392

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2008
(Stated In United States Dollars)

Note 5 – Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization is provided on a straight line basis as follows:

Mining equipment	10 years
Auto and trucks	5 years
Computer software	1 year
Computer equipment	3 years
Leaseholds improvements	Duration of lease (5-7 years)
Furniture and Fittings	10 years

Property, plant and equipment primarily include mining equipment and camp facilities at the Nolan Gold Project. Leasehold improvements are for both the Vancouver, BC and Fairbanks, AK offices. Assets currently in construction are segregated and will be reclassified as depreciable assets as soon as they are put into use. The following is a summary of property, plant and equipment as at May 31, 2008 and November 30, 2007:

	May 31, 2008	November 30,
	(Unaudited)	2007

Offices
Office leasehold improvements	$597,557	$612,117
Computer Equipment and software	133,995	105,797
Furniture and Fittings	394,358	394,358

Mining Project
Nolan Gold Project buildings	63,000	63,000
Leasehold improvements	48,123	48,123
Nolan mining equipment	2,321,486	2,309,804
Other equipment	-	27,200

Capital assets in construction	55,538	-
	3,614,057	3,560,399
Accumulated depreciation and amortization	(1,548,937)	(1,402,020)
Net Book Value	$2,065,120	$2,158,379

Note 6 – Debentures

On March 1, 2001, Silverado completed negotiations to restructure convertible debentures totaling $2,000,000. Replacement debentures totaling $2,564,400 were issued in consideration of cancellation of the original debentures plus all accrued interest to March 1, 2001. As of November 30, 2004 the replacement debentures were repaid in full.

Remaining original convertible debentures totaling $140,000 and accrued interest of $115,227 are in default; however, it is unclear whether they will be exchanged for replacement debentures as the Company has been unsuccessful in its extensive attempts to locate the holders.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2008
(Stated In United States Dollars)

Note 7 – Common Stock

During the six month period ended May 31, 2008, the Company completed private placements resulting in the issuance of an aggregate of 35,000,000 units at $0.03 per unit and 80,698,459 units at $0.0325 per unit. Each unit consists of one share of the Company’s restricted common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for a period of one year at a per share exercise price of $0.07. The Company received gross proceeds of $3,672,700 from such private placements, as well as $775,749 from the sale of restricted common stock through warrant exercises. The Company paid commission fees of $391,267, which was recorded as a reduction of common stock.

The following is a summary of the change in common stock for the six month period ended May 31, 2008 and for the fiscal year ended November 30, 2007:

	Number of	Common Shares
	Common Shares	Amount
Balance as of November 30, 2006	630,785,052	$82,538,598
Shares issued for cash:
Private placement at $0.0321 per share	59,166,669	1,900,000
Private placement at $0.035 per share	4,700,000	164,500
Exercised share purchase warrants at $0.03 - $0.07	65,754,387	3,429,586
Exercised stock options at $0.05 - $0.058	12,680,000	642,000
Commissions paid	-	(408,458)
Shares issued for consulting fees at $0.07 - $0.1435	12,521,609	1,108,415
Balance as of November 30, 2007	785,607,717	89,374,641
Shares issued for cash:
Private placement at $0.03 per share	35,000,000	1,050,000
Private placement at $0.0325 per share	80,698,459	2,622,700
Share purchase warrants exercised at $0.035, December 2007	16,513,024	577,956
Share purchase warrants exercised at $0.035, January 2008	1,484,563	51,960
Share purchase warrants exercised at $0.035, February 2008	4,166,667	145,833
Commissions paid	-	(391,267)
Shares issued for consulting fees at $0.06, January 2008	500,000	30,000
Shares issued for consulting fees at $0.10, February 2008	1,800,000	180,000
Shares issued for consulting fees at $0.06, February 2008	500,000	30,000
Balance as of May 31, 2008	926,270,430	$93,671,823

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2008
(Stated In United States Dollars)

Note 8 – Stock Options and Common Stock Purchase Warrants

(a) Stock Options

A summary of the change in stock options for the six month period ended May 31, 2008 and for the fiscal year ended November 30, 2007 is as follows:

			Weighted
	Outstanding and		Average
	Exercisable	Weighted Average	Remaining
	Options	Excercise Price	Contractual Life
Balance, November 30, 2006	63,180,000	$0.07	4.80 years
Options granted	21,500,000	0.07
Options exercised	(12,180,000)	0.05
Options cancelled and expired	-	-

Balance, November 30, 2007	72,500,000	0.06	4.43 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	(2,100,000)	0.11

Balance, May 31, 2008	70,400,000	$0.06	3.97 years

The balance of outstanding and exercisable common stock options as at May 31, 2008 is as follows:

Number of Options		Remaining
Outstanding and		Contractual Life
Exercisable	Exercise Price	(Years)
500,000	$0.060	0.51
50,000,000	0.050	0.51 - 4.60
19,900,000	0.070	4.62

70,400,000

(b) Common Stock Purchase Warrants

In November 2007, the Company reduced the exercise price of 16,513,024 of its common stock purchase warrants from $0.12 to $0.035 per common share, and such warrants were exercised in December 2007.

In December 2007, the Company reduced the exercise price of 990,001 of its common stock purchase warrants from $0.12 to $0.035 per common share and 495,001 of its common share purchase warrants from $0.06 to $0.035 per common share, of which a total of 1,484,563 were exercised in January 2008, and the remaining 439 warrants expired.

In December 2007, the Company reduced the exercise price of 4,166,667 of its common share purchase warrants from $0.10 to $0.035 per common share, and such warrants were exercised in February 2008.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2008
(Stated In United States Dollars)

Note 8 – Stock Options and Common Stock Purchase Warrants (Continued)

(b) Common Stock Purchase Warrants (continued)

A summary of the change in common stock purchase warrants for the six month period ended May 31, 2008 and for the fiscal year ended November 30, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Outstanding	Average	Contractual
	Warrants	Excercise Price	Life

Balance, November 30, 2006	138,579,724	$0.098	0.83 years
Warrants issued	29,583,335	0.100
Warrants exercised	(65,754,387)	0.085
Warrants expired	(40,395,669)	0.100

Balance, November 30, 2007	62,013,003	0.110	0.32 years
Warrants issued	57,849,234	0.070
Warrants exercised	(22,164,254)	0.035
Warrants expired	(14,432,081)	0.120

Balance, May 31, 2008	83,265,902	$0.079	0.55 years

Note 9 – Supplemental Cash Flow Information

	Six Months Ended
	May 31, 2008	May 31, 2007

Changes in non-cash financing and investing activities:
Common shares issued for services	$240,000	$432,708
Common shares issued for subscriptions received	275,136	273,600
Write-off equipment, cost	(18,000)	-
Write-off equipment, accumulated depreciation	18,000	-

Other cash flow information:
Interest paid	$8,521	$17,087

Note 10 – Commitments

a)

In March 2007, the Company entered into a new seven-year lease expiring August 2014 for its Vancouver, British Columbia office when obliged to vacate its previously leased location at the expiry of the lease. The annual lease commitment is as follows:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2008
(Stated In United States Dollars)

Note 10 – Commitments (Continued)

Years ending November 30, 2008 – 2011	$432,887
Year ending November 30, 2012	125,664
Year ending November 30, 2013	128,439
Year ending November 30, 2014	74,923
$761,913

b)

In December 2007, the Company entered into a lease purchase agreement to purchase mining equipment valued at $555,385. The agreement required payment of $55,538 upon execution (paid), and 36 equal monthly payments of $13,885 commencing upon delivery. The annual percentage rate implicit in the lease will be the rate prevailing at the time of delivery.

Note 11 – Subsequent Events

a)	Subsequent to May 31, 2008, the Company sold gold inventory for net proceeds of $735,331.

b)

In May 2008, the Company received a Cease Trade Order (the “CTO”) from the British Columbia Securities Commission (“BCSC”). Pursuant to the CTO, the Executive Director of the BCSC ordered that trading in the securities of the Company cease in the province of British Columbia, Canada, until (i) the Company satisfies certain filing requirements in British Columbia that are specifically set forth in the CTO, and (ii) the Executive Director of the BCSC issues an order revoking the CTO.

The CTO affects only the trading of the Company’s securities in the province of British Columbia. The Company’s securities may still be traded outside of British Columbia.

The Company and its legal counsel are currently working in cooperation with the BCSC to seek revocation of the CTO.

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

OVERVIEW

I. MINING

Silverado Gold Mines Ltd. and its wholly-owned subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc. (collectively referred to herein interchangeably as the “Company” or “Silverado”) are engaged in the acquisition and exploration of mineral properties in the State of Alaska. Precious metals, primarily gold, and antimony are the main interests. Silverado has more than 35 years of experience in all aspects of the gold mining industry, from grass-roots exploration, to state of the art mining and processing technologies, for both lode and placer gold deposits. The primary focus is presently on the continued exploration of the Nolan Creek Property, located 175 air miles north of Fairbanks, Alaska, where plans include exploration for both placer and lode gold and antimony lode deposits at the Nolan Gold & Antimony Project. The exploration activities include lode diamond drilling and trenching, geochemical and geophysical surveys and test mining work carried out as part of Silverado’s exploration programs.

Silverado holds interests in four groups of mineral properties in Alaska, as listed below:

1)	Nolan Creek property

2)	Hammond Property;

3)	Eagle Creek Property; and

4)	Ester Dome Property.

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

At the Nolan Creek Property, the nature of all deposits encountered to date are small (4,000 to 14,000 bank cubic yards) but high grade in nature. Although drill densities and exploration activities have resulted in the discovery and test mining of individual placer gold deposits, the Company has not yet identified a resource base sufficient for establishing annual production levels over a sustained period of time. Silverado mines the deposits, processes the gold bearing gravels and sells this gold even though the criteria for a proven reserve has not been met. The Company may continue with test mining of small placer gold deposits at the Nolan Creek property without establishing that the placer gold deposits contain sustainable and commercially viable mineral deposits. The Company is also drilling and developing a gold/antimony lode resource on the Workman’s Bench portion of the Nolan Creek Property.

II. LOW-RANK COAL WATER FUEL

Silverado has been working for six years through its subsidiary, Silverado Green Fuel Inc. on the development of low-rank coal water fuel (“LRCWF”), a non-toxic liquid fuel product derived from sub-bituminous and lignite coal. In its finished form, LRCWF is a non-toxic, non-hazardous environmentally friendly strategic liquid fuel. The Company’s primary focus is to perform bench-scale testing on Mississippi lignite coal. Bench-scale testing will, among other things, provide the Company with data that may result in the Company deciding to proceed with an independent financial analysis for building a production facility. There is no assurance that a full independent financial analysis will be completed or that a production facility will be constructed if at all.

PLAN OF OPERATIONS

Management’s plan of operation for the next six months is discussed below:

I. MINING

1. NOLAN CREEK PROPERTY - Lode and Placer Exploration

During the first three months of our fiscal year, exploration concentrated on the Workman’s Bench gold and antimony mineralized zones on our Nolan Property. During December 2007 and January 2008, the Company drove an exploration tunnel totaling 553 feet into the Workman's Bench mineralized zones to intersect the gold bearing antimony-quartz vein systems. During this first phase underground exploration program, numerous quartz and antimony-quartz veins were exposed. To date three main mineralized zones have been identified through the correlations between the underground observations with the drill intercepts from the 2007 Workman's Bench drilling program. The Workman's Bench mineralized zones have been confirmed over a strike length of 600 feet and are open laterally and at depth. During the second three months the Company enlarged its drill capacity to handle “NQ core” (i.e.. a larger and heavier drill core sample) to obtain a larger and more representative sample of the mineralized intercepts on the Workman’s Bench stibnite/gold mineralized zone. Gold and antimony grades will be released on completion of a National Instrument 43-101 technical report, which is currently being prepared for filing with the British Columbia Securities Commission and is expected to be filed within the third quarter of 2008. Further metallurgical beneficiation and microprobe tests are being performed on these samples to determine the crushing size necessary to liberate the stibnite from its minor quartz constituent and to liberate native gold from the stibnite, the location of which was determined by polished section and thin section work.

The Company is currently operating under multi-year (2008 – 2010) Bureau of Land Management (“BLM”) approved “Plan of Operations” that authorizes the collection of a bulk sample of mineralized vein material. Work under this plan is anticipated to lead to the construction of an initial 150 ton/day gravity and water concentrator to process the bulk sample. Larger-scale year round operations are concurrently under planning and analysis, and preliminary discussions have begun with the BLM on this subject. Further, proposals for environmental background sampling waste rock acid-base accounting (“ABA”), and other lead permitting work is being solicited from qualified third-party consultants as part of the two to three-year effort to secure a revised BLM Plan of Operations that would enable the Company to place Nolan in a high rate of year round lode production.

There is no assurance that a commercially viable mineral deposit exists at this time on the Nolan Creek property. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining this property is determined. Although the results to date are extremely encouraging, at this point there is no assurance that further exploration will result in a determination that a commercially viable mineral deposit exists on the property. Towards that end, a preliminary assessment is being conducted on the Workman’s Bench portion of the property.

Further to the Company's geological, geochemical and geophysical discoveries from the 2007 exploration season, the Company is following-up exploration at the Nolan Creek gold/antimony lode properties and gold placer resource areas within the Nolan Creek Gold Project. This follow-up exploration program is further defining and assessing lode gold and antimony occurrences at the Nolan Creek Project. The Company’s follow-up lode exploration work is increasing our geological, geochemical and geophysical knowledge on the Solomon Shear Zone, the Fortress Zone, and other lode gold/antimony occurrences on the property, and is ascertaining whether or not they have economic potential.

Continued drilling is being conducted on the Workman's Bench portion of the Solomon Shear Zone to determine whether or not we can proceed with confidence to additional test mining, and eventually to commercial mining.

In the next six months, Silverado plans to spend the majority of its approximate $1,600,000 project budget for 2008 activities involved in Nolan Creek lode exploration. This work will concentrate on the continued drilling and assessment of the Workman’s Bench gold/antimony deposit with the intent to place it into test production as soon as possible. If present funds are insufficient to place this project into test production, additional funds would be needed to complete the project.

2. HAMMOND PROPERTY

Annual rentals have been paid to keep the mining claims in good standing.

This property will require additional funding to continue its development. At present there is no plan to work on this property. If funding is acquired, there is no guarantee that a commercial gold-bearing placer deposit will be developed. If a gold bearing deposit is developed, additional funding will be required to mine the deposit, and until a feasibility study is completed, there is no guarantee that the deposit will be profitable to mine.

3. EAGLE CREEK PROPERTY

The Number One Vein on this property was the lode quartz gold structure that was historically mined commercially for antimony.

Annual assessment work will be carried out on the property to keep the mining claims in good standing. Assessment work will be focused on the northwest part of the claim block, where drilling and trenching has defined an intrusive host rock, thought to be a sill, containing low grade gold, silver and antimony mineralization. Otherwise, no work is presently planned for this property.

The Company has determined it is appropriate to expend its funds for the foreseeable future on the Nolan Project as it presents the best opportunity to initiate steady cash returns.

4. ESTER DOME PROPERTY

Proposals are being solicited from qualified third-party consultants to engage in the engineering design of the closure of the former Grant Mine mill tailings pond. Contract award is anticipated to take place during the third quarter of this year and design work is expected to be completed by the close of the fall of 2008. This tailings pond, currently filled to capacity, will be capped and decommissioned after the final approval of the tailings pond closure plan is gained from local and state regulatory agencies.

Furthermore, with respect to other areas on this property, several large scale projects have been proposed over the past ten years and remain warranted, but for the time being the Company has determined it is appropriate to expend its funds for the foreseeable future on the Nolan Creek Project as it presents the best opportunity to initiate steady cash returns.

Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining the Nolan Creek or any of Silverado’s properties is determined. There is no assurance that further exploration will result in a determination that a commercially viable mineral deposit exists on any of Silverado’s mineral properties.

II. LOW-RANK COAL WATER FUEL PROJECT

The Memorandum of Understanding (“MOU”) dated December 18, 2006 among Silverado Green Fuel Inc., the State of Mississippi as represented by the Mississippi Development Authority, Choctaw County Board of Supervisors, and the Choctaw County Economic Development District, remains in place. No steps have been taken to proceed with building the LRCWF demonstration facility contemplated under the MOU as the Company is not currently pursuing the construction of a demonstration facility. If the Company determines, upon completion of a successful independent financial analysis, that the construction of a commercial facility is viable, the Company may seek an extension of the MOU to discuss the construction of such a facility.

The Company has developed preliminary commercial models based on various assumptions and estimates for the construction of commercial production facilities and the cost of producing LRCWF using locally-mined coal purchased from third parties. Estimated production costs may vary significantly, as LRCWF production is dependent, among other factors, on coal quality, coal price and location of the proposed commercial facility.

Whether the Company proceeds with the construction of a commercial production facility is dependent on the completion of a successful financial analysis with respect to a particular location and utilizing a particular type of coal as an input. With respect to Mississippi lignite coal, the Company anticipates spending approximately US$300,000 during the current fiscal year on bench-scale testing. Bench-scale testing will, among other things, provide the Company with data that may result in the Company deciding to proceed with an independent financial analysis for building a production facility. There is no assurance that a full independent financial analysis will be completed.

Upon the successful completion of an independent financial analysis, the Company may determine that construction of a commercial production facility would be economically viable. However, proceeding with the construction of such a facility will be dependent on several factors including (i) determining the size and location of the facility, (ii) acquiring land and transportation infrastructure, (iii) obtaining necessary permitting, (iv) obtaining a long term supply agreement for coal, and (v) obtaining sufficient financing. The Company's business venture into LRCWF is at a very early stage and is subject to a high degree of risk. There is no assurance that the Company will succeed in obtaining government or private funding for this project or that a commercial facility based on a particular financial analysis will be constructed at all. The Company may pursue other initiatives including joint ventures, divestiture and licensing/royalty arrangements.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of May 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During the fiscal quarter ended May 31, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company is not currently in material default of indebtedness that exceeds 5% of its total assets.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.1	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.13	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.14	2006 Stock Option Plan (10)
10.15	2006-II Stock Option Plan (11)
10.16	2007 Stock Option Plan (12)
10.17	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (13)
10.18 *	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007, as amended August 9, 2007
14.1	Code of Ethics (9)
31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended

November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: July 15, 2008	/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial Officer
(Principal Financial and Accounting Officer)