Form 10QSB
period 2008-08-31
SILVERADO GOLD MINES LTD
filed 2008-10-20
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during thepast 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

Number of shares outstanding as of October 20, 2008: 959,437,101 common shares.

Transitional Small Business Disclosure Format: Yes [   ]    No [X]

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
INDEX

Quarterly Period Ended August 31, 2008

			Page

PART I	FINANCIAL INFORMATION

	ITEM 1	FINANCIAL STATEMENTS

		Condensed Consolidated Balance Sheets as of August 31, 2008 (unaudited) and November 30, 2007 (audited)	3

		Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three and nine months ended August 31, 2008 and 2007, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through August 31, 2008 (unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2008 and 2007, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through August 31, 2008 (unaudited)	5

		Notes to the Condensed Consolidated Financial Statements as of August 31, 2008 (unaudited)	6

	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	17

	ITEM 3	CONTROLS AND PROCEDURES	23

PART II	OTHER INFORMATION

	ITEM 1	LEGAL PROCEEDINGS	24

	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	24

	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

	ITEM 5	OTHER INFORMATION	24

	ITEM 6	EXHIBITS	25

SIGNATURES			27

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	August 31, 2008	November 30, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$239,938	$1,073,457
Gold inventory	154,105	2,347,946
Prepaid and other receivables	40,014	294,505
Total Current Assets	434,057	3,715,908
Property, plant and equipment, net	2,209,968	2,158,379
TOTAL ASSETS	$2,644,025	$5,874,287

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$318,757	$210,404
Mineral claims royalty payable	390,000	360,000
Due to related parties	520,790	1,214,717
Convertible debentures, current portion	140,000	140,000
Capital lease obligation, current portion	-	31,013
Total Current Liabilities	1,369,547	1,956,134
Asset retirement obligation	548,850	529,311
Total Liabilities	1,918,397	2,485,445

SHAREHOLDERS' EQUITY
Common stock
Authorized: unlimited common shares with no par value
Issued and outstanding:
934,270,430 common shares (2007:785,607,717)	93,911,823	89,374,641
Additional paid-in capital	1,200,408	1,200,408
Subscriptions received	-	275,136
Accumulated deficit during exploration stage	(94,386,603)	(87,461,343)
Total Stockholders' Equity	725,628	3,388,842
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,644,025	$5,874,287

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE LOSS (UNAUDITED)
(Stated In United States Dollars)

					Period Since
					Recommencement of
					Exploration Stage
	Three Months Ended		Nine Months Ended		from
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007	December 1, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	to August 31, 2008

General and administrative expenses
Accounting and audit	$107,175	$29,794	$283,099	$83,929	$673,034
Advertising, promotion and travel	47,250	171,242	184,234	722,009	2,917,249
Consulting fees	350,941	229,818	847,062	891,982	7,610,921
Depreciation, amortization, accretion and impairment	91,523	54,142	256,440	147,370	2,481,951
Exploration expenses	1,044,379	945,767	2,140,425	2,807,368	15,580,356
Financing activities	-	-	-	-	302,003
Legal	174,620	68,073	278,411	174,118	989,826
Management fees	307,439	134,263	593,145	1,404,514	5,357,852
Office Expenses	285,558	253,673	651,777	668,367	4,421,887
Related party charges in excess of costs incurred	411,062	389,243	940,654	945,015	4,707,596
Reporting and investor relations	199,970	65,721	382,926	191,584	923,316
Research	27,000	13,500	243,500	71,888	1,013,190
Transfer agent and filing fees	23,731	10,185	54,725	38,049	266,205
Write-down of property, plant and equipment	-	-	-	-	285,875
Write-off of mineral claim expenditures	-	-	-	-	1,159,529
Total expenses	3,070,648	2,365,421	6,856,398	8,146,193	48,690,790

Loss from operations	(3,070,648)	(2,365,421)	(6,856,398)	(8,146,193)	(48,690,790)
Other income (expenses)
Interest and other income	597	10,009	20,941	58,652	277,609
Interest expenses on capital lease obligations	-	(3,338)	(6,611)	(14,825)	(323,905)
Interest expenses on convertible debentures (Note 6)	(2,800)	(2,800)	(8,400)	(8,400)	(704,207)
Other interest expenses and bank charges	(3,309)	(1,962)	(11,274)	(8,546)	(58,746)
Gold sale proceeds during the exploration stage	1,748,149	235,683	2,121,064	489,190	3,582,377
Gold inventory (decrease) / increase	(1,817,287)	2,241,662	(2,193,841)	2,086,248	142,965

Total other (expenses) / income	(74,650)	2,479,254	(78,121)	2,602,319	2,916,093
Net (loss) / income before cumulative effect of
accounting change	(3,145,298)	113,833	(6,934,519)	(5,543,874)	(45,774,697)
Cumulative effect of accounting change	-	-	-	-	(153,226)
Net (loss) / income	(3,145,298)	113,833	(6,934,519)	(5,543,874)	(45,927,923)
Other comprehensive income
Gain (loss) on foreign exchange	139,297	(25,160)	9,259	213,645	390,012

Comprehensive (loss) / income for the period	$(3,006,001)	$88,673	$(6,925,260)	$(5,330,229)	$(45,537,911)

Net (loss) / income per share	$(0.003)	$0.000	$(0.008)	$(0.008)

Basic and diluted weighted average number
of common shares outstanding	927,792,169	716,459,626	899,279,514	677,014,546

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

			Period Since
			Recommencement
			of Exploration
	Nine Months Ended		Stage from
	August 31, 2008	August 31, 2007	December 1, 2001
	(Unaudited)	(Unaudited)	to August 31, 2008
CASH PROVIDED BY (USED FOR):
Operating activities:
Net comprehensive loss for the period	$(6,925,260)	$(5,330,229)	$(45,537,911)
Adjustments to reconcile loss to net cash used in operating activities:
Cumulative effect of accounting change	-	-	153,226
Depreciation, amortization, accretion and impairment	256,440	147,370	2,481,951
Stock-based compensation included in management fees	-	734,094	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting and legal expenses	480,000	868,058	3,217,706
Non-cash financing expense	-	-	252,003
Interest accrued	8,400	8,400	494,770
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in non-cash operating working capital:
Gold inventory	2,193,841	(2,086,248)	(142,965)
Prepaid and other receivables	254,491	(128,632)	(37,139)
Accounts payable and accrued liabilities	99,953	(18,283)	(296,176)
Asset retirement obligation	19,539	-	19,539
Mineral claims royalty payable	30,000	30,000	73,500
Net cash used in operating activities	(3,582,596)	(5,775,470)	(34,282,761)

Investing activities:
Purchase of property, plant and equipment	(308,029)	(1,280,173)	(3,052,448)
Disposal of property, plant and equipment	-	-	207,289

Net cash used in investing activities	(308,029)	(1,280,173)	(2,845,159)

Financing activities:
Advances (to) / from related party	(693,927)	692,270	229,478
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligation	(31,013)	(256,615)	(1,131,607)
Repayment of convertible debentures	-	-	(74,999)
Common stock issued for cash (net of share issue costs)	3,782,046	3,757,986	38,363,622

Net cash provided by financing activities	3,057,106	4,193,641	37,350,765

(Decrease) / Increase in cash and cash equivalents	(833,519)	(2,862,002)	222,845

Cash and cash equivalents, at beginning of the period	1,073,457	3,509,418	17,093

Cash and cash equivalents, at end of the period	$239,938	$647,416	$239,938

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

The unaudited condensed consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as of August 31, 2008, and the results of operations and cash flows for all periods presented, have been included. Readers of these financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the entire fiscal year as a whole.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Silverado’s annual report on Form 10-KSB for the fiscal year ended November 30, 2007. Certain of the prior periods’ figures in the statement of operations and cash flows have been reclassified to conform to the presentation adopted in the current period.

The Company considers its functional currency to be the U.S. dollar for its U.S. and Canadian operations. Monetary assets and liabilities denominated in foreign currencies are translated into the U.S. dollar at the rates of exchange in effect at the period-end. Non-monetary assets and revenue and expense transactions are translated at the rate in effect at the time at which the transactions took place. Foreign exchange gains and losses are included in the determination of results from operations for the periods as other comprehensive gains and losses.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional capital and implement its business plan. The condensed consolidated financial statements do not include any adjustments that may be necessary if the Company were unable to continue as a going concern.

Recent Accounting Pronouncements and Interpretations

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

Recent Accounting Pronouncements and Interpretations (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and they comprise cash on hand, deposits held with banks and other highly liquid investments. Highly liquid investments are readily convertible to cash and generally have maturities of three months or less from the time acquired. The Company places its cash and cash equivalents with high credit quality financial institutions which the Company believes limits credit risks.

Accounting for the Impairment or Disposal of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

Income Taxes (Continued)

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

The Company values its gold inventory using the gold spot price at the end of the reporting period and books the revaluation difference to “Other income (loss) during the exploration stage”.

In addition, the Company regularly reviews the Company's gold inventory for potential decline in value and, if necessary, reduces inventory to its net realizable value when it is apparent that the expected realizable value falls below its carrying value. A reduction to gold inventory and a charge to other income (loss) during the exploration stage is made when the estimated net realizable value of specific inventory declines below carrying value.

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

The Tri-Con Group are operations, exploration and development contractors and have been retained by the Company under contract since 1972 to carry out all the Company’s fieldwork and to provide field administrative and management services. Under the current contract dated January 1, 1997, work is charged at cost plus 25% for exploration and at cost plus 15% for development and mining services. Cost includes out of pocket or actual cost plus 15% charge for office and project overhead. There is no mark up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company. Tri-Con’s services for the current fiscal year are focusing mainly on Silverado’s corporate planning and preparation for year-round operations and administration services. The aggregate amounts billed by Tri-Con each period are primarily for services rendered by Tri-Con personnel and subcontractors working on Silverado projects, and disbursements incurred.

As of August 31, 2008, Silverado owed $520,790 (November 30, 2007: $1,214,717) to Tri-Con for exploration and administration services performed on behalf of Silverado. The following is a summary of Tri-Con services charges for the nine months ended August 31, 2008 and 2007:

	Nine Months Ended
	August 31, 2008	August 31, 2007
	(Unaudited)	(Unaudited)

Exploration Services	$3,093,085	$3,216,511
Administration and management services	956,668	967,609
Research	-	71,888

	$4,049,753	$4,256,008

Amount of total charges in excess of Tri-Con’s costs incurred	$940,654	$945,015

Percentage of excess amount charged	23.23%	22.20%

Note 3 – Basic and Diluted (Loss) / Income Per Share

Basic (loss)/income per share is computed by dividing the (loss)/income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. Fully diluted amounts are not presented when the effects of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted income per share for the period when the Company acheived net income.

Note 4 – Gold Inventory

For the nine months ended August 31, 2008, $2,121,064 (2007: $489,190) of net proceeds from sales of gold extracted during exploration and test mining are recorded as other income in the accompanying condensed consolidated statements of operations. In addition, the net decrease in gold inventory of $2,193,841 as of August 31, 2008 (2007: increase of $2,086,248) has been recorded as a reduction of other income in the accompanying condensed consolidated statements of operations. The following is a summary of gold inventory as at August 31, 2008:

	Troy Ounces	Spot price	Balance
Gold Inventory
Balance, November 30, 2007	2,996.74	$783.50	$2,347,946
Gold sold during the nine months
ended August 31, 2008	(2,811.74)
Balance, August 31, 2008	185.00	$833.00	$154,105

Note 5 – Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization is provided on a straight line basis as follows:

Mining equipment	10 years
Auto and trucks	5 years
Computer software	1 year
Computer equipment	3 years
Leaseholds improvements	Duration of lease (5-7 years)
Furniture and Fittings	10 years

Property, plant and equipment primarily include mining equipment and camp facilities at the Nolan Gold Project. Leasehold improvements are for both the Vancouver, BC and Fairbanks, AK offices. Assets currently in construction are segregated and will be reclassified as depreciable assets as soon as they are put into use. The following is a summary of property, plant and equipment as at August 31, 2008 and November 30, 2007:

Note 5 – Property, plant and equipment (Continued)

	August 31, 2008	November 30,
	(Unaudited)	2007

Offices
Office leasehold improvements	$597,557	$612,117
Computer Equipment and software	133,995	105,797
Furniture and Fittings	394,358	394,358

Mining Project
Nolan Gold Project buildings	63,000	63,000
Leasehold improvements	48,123	48,123
Nolan mining equipment	2,514,418	2,309,804
Other equipment	19,193	27,200

Capital assets in construction	79,784	-
	3,850,428	3,560,399
Accumulated depreciation and amortization	(1,640,460)	(1,402,020)
Net Book Value	$2,209,968	$2,158,379

Note 6 – Debentures

On March 1, 2001, Silverado completed negotiations to restructure convertible debentures totaling $2,000,000. Replacement debentures totaling $2,564,400 were issued in consideration of cancellation of the original debentures plus all accrued interest to March 1, 2001. As of November 30, 2004 the replacement debentures were repaid in full.

Remaining original convertible debentures totaling $140,000 and accrued interest of $118,027 as of August 31, 2008 are in default; however, it is unclear whether they will be exchanged for replacement debentures as the Company has been unsuccessful in its extensive attempts to locate the holders.

Note 7 – Common Stock

During the nine month period ended August 31, 2008, the Company completed private placements resulting in the issuance of an aggregate of 35,000,000 units at $0.03 per unit and 80,698,459 units at $0.0325 per unit. Each unit consists of one share of the Company’s restricted common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for a period of one year at a per share exercise price of $0.07. The Company received gross proceeds of $3,672,700 from such private placements, of which $275,136 cash was received before the fiscal year ended November 30, 2007. In addition, the Company received $775,749 from the sale of restricted common stock through warrant exercises during the nine month period ended August 31, 2008. The Company paid commission fees of $391,267, which was recorded as a reduction of common stock.

During the nine month period ended August 31, 2008, the Company issued an aggregate of 10,800,000 shares of the Company’s common stock for consulting fees. The following is a summary of the change in common stock for the nine month period ended August 31, 2008 and for the fiscal year ended November 30, 2007:

Note 7 – Common Stock (Continued)

	Number of	Common Shares
	Common Shares	Amount
Balance as of November 30, 2006	630,785,052	$82,538,598
Shares issued for:
Private placement at $0.0321 per share	59,166,669	1,900,000
Private placement at $0.035 per share	4,700,000	164,500
Common stock purchase warrants exercised at $0.03 - $0.07	65,754,387	3,429,586
Stock options exercised at $0.05 - $0.058	12,680,000	642,000
Commissions paid	-	(408,458)
Shares issued for consulting fees at $0.07 - $0.1435	12,521,609	1,108,415
Balance as of November 30, 2007	785,607,717	89,374,641
Shares issued for cash:
Private placement at $0.03 per share	35,000,000	1,050,000
Private placement at $0.0325 per share	80,698,459	2,622,700
Common stock purchase warrants exercised at $0.035, December 2007	16,513,024	577,956
Common stock purchase warrants exercised at $0.035, January 2008	1,484,563	51,960
Common stock purchase warrants exercised at $0.035, February 2008	4,166,667	145,833
Commissions paid	-	(391,267)
Shares issued for consulting fees at $0.06, January 2008	500,000	30,000
Shares issued for consulting fees at $0.10, February 2008	1,800,000	180,000
Shares issued for consulting fees at $0.06, February 2008	500,000	30,000
Shares issued for consulting fees at $0.03, August 2008	8,000,000	240,000
Balance as of August 31, 2008	934,270,430	$93,911,823

Note 8 – Stock Options and Common Stock Purchase Warrants

(a) Stock Options

There is no Stock Option Plan adopted for fiscal year 2008 and no options granted and exercised during the nine months ended August 31, 2008.

On January 11, 2007, the Company’s Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan authorizes the issuance of options to purchase the Company’s common stock to directors, officers, employees, and eligible consultants. The Company reserved 25,000,000 shares of its common stock for awards to be made under the 2007 Plan. The 2007 Plan is to be administered by a committee of two or more members of the Board of Directors. The 2007 Plan allows for the issuance of incentive stock options (which can only be granted to employees) and non-qualified stock options. The committee shall determine the type of option granted, the exercise price, the option term (which may be no more than ten years), and terms and conditions of exercisability.

On January 11, 2007, the Company granted 21,500,000 stock options with an exercise price of $0.07 and expiry on January 11, 2013 under the 2007 Plan. The granted options were vested immediately. As of August 31, 2008, 3,500,000 options under the 2007 Plan are available for future awards.

A summary of the change in stock options for the nine month period ended August 31, 2008 and for the fiscal year ended November 30, 2007 is as follows:

Note 8 – Stock Options and Common Stock Purchase Warrants (Continued)

(a) Stock Options (Continued)

			Weighted
	Outstanding and		Average
	Exercisable	Weighted Average	Remaining
	Options	Excercise Price	Contractual Life
Balance, November 30, 2006	63,180,000	$ 0.07	4.80 years
Options granted	21,500,000	0.07
Options exercised	(12,180,000)	0.05
Options cancelled and expired	-	-
Balance, November 30, 2007	72,500,000	0.06	4.43 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	(2,100,000)	0.11
Balance, August 31, 2008	70,400,000	$ 0.06	3.72 years

The balance of outstanding and exercisable common stock options as at August 31, 2008 is as follows:

Number of Options		Remaining
Outstanding and		Contractual Life
Exercisable	Exercise Price	(Years)
500,000	$ 0.060	0.26
50,000,000	0.050	0.26 - 4.35
19,900,000	0.070	4.37
70,400,000

(b) Common Stock Purchase Warrants

In November 2007, the Company reduced the exercise price of 16,513,024 of its common stock purchase warrants from $0.12 to $0.035 per common share, and such warrants were exercised in December 2007. In December 2007, the Company reduced the exercise price of 990,001 of its common stock purchase warrants from $0.12 to $0.035 per common share and 495,001 of its common stock purchase warrants from $0.06 to $0.035 per common share, of which a total of 1,484,563 warrants were exercised in January 2008, and the remaining 439 warrants expired. In December 2007, the Company reduced the exercise price of 4,166,667 of its common stock purchase warrants from $0.10 to $0.035 per common share, and such warrants were exercised in February 2008.

In fiscal year 2006 and 2007, the Company completed private placements resulting in the issuance of units consisting of one share of Company restricted common stock and one half-warrant (with each whole warrant exercisable for one share of Company restricted common stock). The warrants referenced above were issued during such private placements. There was no value assigned to these warrants when they were granted. The exercise price reduction incentivized the holders to exercise the warrants, which assisted the Company in meeting its working capital requirements. The Company received less proceeds from these exercised warrants due to the price reductions, but the Company believes these warrants would have been left to expire had the Company not effected the exercise price reductions.

Note 8 – Stock Options and Common Stock Purchase Warrants (Continued)

(b) Common Stock Purchase Warrants (Continued)

A summary of the change in common stock purchase warrants for the nine month period ended August 31, 2008 and for the fiscal year ended November 30, 2007 is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining
	Warrants	Excercise Price	Contractual Life
Balance, November 30, 2006	138,579,724	$ 0.098	0.83 years
Warrants issued	29,583,335	0.100
Warrants exercised	(65,754,387)	0.085
Warrants expired	(40,395,669)	0.100

Balance, November 30, 2007	62,013,003	0.110	0.32 years
Warrants issued	57,849,234	0.070
Warrants exercised	(22,164,254)	0.035
Warrants expired	(14,432,081)	0.120
Balance, August 31, 2008	83,265,902	$ 0.079	0.29 years

The balance of outstanding and exercisable common stock warrants as at August 31, 2008 is as follows:

Number of		Remaining
Warrants		Contractual Life
Outstanding	Exercise Price	(Years)
8,333,334	$ 0.100	0.01
10,833,334	0.100	0.05
6,250,000	0.100	0.07
57,849,234	0.070	0.33 - 0.46
83,265,902

(c) Fair Value Determination

The fair value of stock options granted using the Black-Scholes option pricing model was calculated using the following weighted average assumptions:

	Nine Months Ended August 31,
	2008	2007
Risk free interest rate	-	5.10%
Expected volatility	-	74.50%
Expected term of stock option in years	-	3 years
Expected dividend yield	-	0%
Weighted average value per option	-	$ 0.034

Note 8 – Stock Options and Common Stock Purchase Warrants (Continued)

(c) Fair Value Determination (Continued)

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

For the nine months ended August 31, 2008, there were no stock options granted. For the nine months ended August 31, 2007, 21,500,000 stock options were granted in Q1 2007 to directors and officers as well as to employees of Tri-Con Group at an exercise price of $0.07 with a six year term expiring January 11, 2013. Based on the Black-Scholes option pricing model, $734,094 of stock based compensation was recognized and included in the statement of operations and other comprehensive income as management fees in Q1 2007. The details are as follows:

	Nine Months Ended August 31,
	2008			2007

	Number of	Stock-based	Number of	Stock-based
	Options	Compensation	options	Compensation
Management fees:
Directors and Officers fees	-	$-	18,100,000	$617,934
Tri-Con Employees management fees	-	-	3,400,000	116,160
Total	-	$-	21,500,000	$734,094

Note 9 – Supplemental Cash Flow Information

	Nine Months Ended
	August 31, 2008	August 31, 2007

Changes in non-cash financing and investing activities:
Common shares issued for services	$480,000	$868,058
Common shares issued for subscriptions received	275,136	-
Write-off equipment, cost	(18,000)	-
Write-off equipment, accumulated depreciation	18,000	-

Other cash flow information:
Interest paid	$9,295	$23,371
Gold sale proceeds	2,121,064	489,190

Note 10 – Commitments

a)

In March 2007, the Company entered into a new seven-year lease expiring August 2014 for its Vancouver, British Columbia office when obliged to vacate its previously leased location at the expiry of the lease. The annual lease commitment is as follows:

Years ending November 30, 2008 – 2011	$401,967
Year ending November 30, 2012	125,664
Year ending November 30, 2013	128,439
Year ending November 30, 2014	74,923
$730,993

b)

In December 2007, the Company entered into a lease purchase agreement to purchase mining equipment valued at $555,385. The agreement required payment of $55,538 upon execution (paid), and 36 equal monthly payments of $13,889 commencing upon delivery. The annual percentage rate implicit in the lease will be the rate prevailing at the time of delivery.

This mining equipment lease agreement was cancelled subsequent to August 31, 2008 and the Company received the refund of $55,538 down payment.

Note 11 – Subsequent Events

a)	Subsequent to August 31, 2008, the Company issued 4,000,000 shares of the Company’s common stock for consulting fees.

b)

Subsequent to August 31, 2008, the Company reduced the exercise price of 3,666,667 of its common stock purchase warrants from $0.10 to $0.0125 per common share and 17,500,004 of its common stock purchase warrants from $0.07 to $0.0125 per common share to induce purchase of stock and accelerate cash flow. These warrants were exercised in October 2008.

Note 12 – Legal Proceedings

On July 24, 2008, Smith Canciglia Consulting, Inc. (“SCC”) filed a complaint against the Company and Garry L. Anselmo in Circuit Court, Loudoun County, Virginia following a dispute concerning the terms of a Consulting Agreement to which SCC and the Company were parties. The complaint sought compensatory damages in the amount of $1,535,366 (plus prejudgment interest), $3,000,000 in punitive damages, $3,450,000 as part of a trebling of damages on a state unfair business act claim, and attorneys’ fees. The Company and Mr. Anselmo thereafter caused the case to be successfully removed to the U.S. District Court, Eastern District of Virginia, and filed a motion to dismiss with the court. On September 30, 2008, SCC voluntarily dismissed the case against the Company and Mr. Anselmo.

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

At the Nolan Creek Property, the nature of all deposits encountered to date are small (4,000 to 14,000 bank cubic yards) but gold bearing in nature. Although drill densities and exploration activities have resulted in the discovery and test mining of individual placer gold deposits, the Company has not yet identified a resource base sufficient for establishing annual production levels over a sustained period of time. Silverado mines the deposits, processes the gold bearing gravels and sells this gold even though the criteria for a proven reserve have not been met. The Company may continue with test mining of small placer gold deposits at the Nolan Creek property without establishing that the placer gold deposits contain sustainable and commercially viable mineral deposits. The Company is also drilling and developing a gold/antimony lode resource on the Workman’s Bench portion of the Nolan Creek Property.

II. LOW-RANK COAL WATER FUEL

Silverado has been working for six years through its subsidiary, Silverado Green Fuel Inc., on the development of low-rank coal water fuel (“LRCWF”), a non-toxic liquid fuel product derived from sub-bituminous and lignite coal. In its finished form, LRCWF is a non-toxic, non-hazardous environmentally friendly strategic liquid fuel. The Company’s primary focus is to perform bench-scale testing on Mississippi lignite coal. Bench-scale testing will, among other things, provide the Company with data that may result in the Company deciding to proceed with an independent financial analysis for building a production facility. There is no assurance that a full independent financial analysis will be completed or that a production facility will be constructed if at all.

PLAN OF OPERATIONS

Management’s plan of operation for the next three months is discussed below:

I. MINING

The ability of the Company to continue as a going concern and to implement the following plan of operations is dependent upon the Company’s ability to raise additional capital. The Company’s operations have been funded primarily from sales of its stock and the sale of gold extracted during exploration activities. As of August 31, 2008, the Company has $239,938 in cash, $154,105 in gold inventory, and $935,490 in negative working capital. The following plan of operations will require approximately $1,000,000 of additional capital to properly implement and the Company is planning to raise $2,000,000 from sales of its stock for such purpose.

1. NOLAN CREEK PROPERTY - Lode and Placer Exploration

During the third quarter of our fiscal year, exploration concentrated on the Workman’s Bench gold and antimony mineralized zones on our Nolan Property. During June, July and August 2008, the Company drilled 28 diamond drill holes into the Workman's Bench mineralized zones, with a total footage of 9,321 feet, to intersect the gold bearing antimony-quartz vein systems. Drilling has extended the known lateral extent of the stibnite (antimony)-gold vein systems on Workman's Bench from 600 feet to 1,000 feet.

Workman's Bench is the Company's prime exploration target for a lode gold and antimony deposit in the southwestern part of the Solomon Shear Zone. The Solomon Shear Zone contains northeast striking gold antimony-quartz vein systems which also occur in other areas on the Nolan Creek property, including across Smith Creek on Pringle Bench and north of Smith Creek Dome.

A NI 43-101 Technical Report regarding the Nolan Creek property, entitled “Estimation of Lode and Placer Mineral Resources, Nolan Creek Wiseman B-1 Quadrangle, Koyukuk Mining District, Northern Alaska” dated July 29, 2008, has been prepared by Thomas K. Bundtzen of Pacific Rim Geological Consulting Inc. and is available on SEDAR at www.sedar.com.

This year’s drilling on Workman's Bench has focused on defining the lateral and vertical extent of the known gold and antimony mineralized zones, in particular on the main exposed vein in underground exploration Tunnels C and D. Information thus far indicates the gold and antimony mineralized zones at Workman's Bench are open laterally and at depth.

Assay results for the 2008 drilling program received thus far have been disclosed in two press releases dated July 21, 2008 and August 14, 2008, which can be found at the Company’s website at www.silverado.com.

All diamond core drilling was performed by Tri-Con Mining Inc. The core recovery averaged about 95% in most drill holes. All drill core was logged and photographed by geologists, under the supervision of a professional geologist. Once all technical data was derived from the core, the core was cut lengthwise. The half-core was sampled by pre-determined intervals based on geology, and placed in sealed sample bags and labeled with the assigned sample number. All samples were delivered to ALS Chemex in Fairbanks for analysis. With the shipment to the laboratory of every 20th sample, the Company submitted two (2) standard samples, and one (1) blank sample for analysis. From time to time the Company instructed the laboratory to assay duplicate samples of the pulp from the drill core.

In June and July 2008, the Company conducted a VLF-EM ground geophysical survey over Fortress and Saddle Zones on its Nolan property to identify structures such as shear zones, faults, and veins that occur within the bedrock. The Fortress and Saddle Zones disclosed additional strong conductors (geological structures) to those located in 2007. These geological structures exist at and around the northeast end of Solomon's Shear Zone and are at the headwaters of Thompson Pup Creek where Silverado extracted many fresh (sharp-edged) gold crystals as part of its previous operations.

The VLF-EM ground geophysical survey was conducted by Tri-Con Mining Inc. Compilation of survey data, processing and interpretation was performed by a professional geologist.

The Company is currently operating under multi-year (2008 – 2010) Bureau of Land Management (BLM) approved “Plan of Operations” that authorizes the collection of a bulk sample of mineralized vein material. Work under this plan is anticipated to lead to the construction of an initial 150 ton/day gravity and water concentrator to process the bulk sample. Larger-scale year round operations are concurrently under planning and analysis, and preliminary discussions continue with the BLM on this subject. Further, a contract has been awarded to SRK Consulting (U.S.), Inc. of Anchorage, Alaska to characterize the bulk sample's waste rock and its potential to generate poor quality drainage from a spoil pile. The products of this work will be a geochemical characterization of the waste rock, a prediction of current and future drainage quality with and without the implementation of management measures, and the recommendation of preferred management measures to prevent the release of water of unacceptable quality. Further, a program of Nolan Creek background water sampling has been designed and is underway that samples the creek at select locations for the application of numerous laboratory. The combination of the waste rock characterization study and Nolan Creek background water quality work are intended to facilitate subsequent larger-scale mining and processing operations as their feasibility is determined.

There is no assurance that a commercially viable mineral deposit exists at this time on the Nolan Creek property. Further exploration will be required before a final evaluation as to the economic and legal feasibility of mining this property is determined. Although the results to date are encouraging, at this point there is no assurance that further exploration will result in a determination that a commercially viable mineral deposit exists on the property. Towards that end, a preliminary assessment is being conducted on the Workman’s Bench portion of the property.

Further to the Company's geological, geochemical and geophysical discoveries from the 2007 exploration season, the Company is following-up exploration at the Nolan Creek gold/antimony lode properties and gold placer resource areas within the Nolan Creek Gold Project. This follow-up exploration program is further defining and assessing lode gold and antimony occurrences at the Nolan Creek Project. The Company’s follow-up lode exploration work is increasing our geological, geochemical and geophysical knowledge of the Solomon Shear Zone, the Fortress Zone, and other lode gold/antimony occurrences on the property, and will assist the Company in ascertaining whether or not they have economic potential.

Continued drilling is being conducted on the Workman's Bench portion of the Solomon Shear Zone to determine whether or not we can proceed with confidence to additional test mining, and eventually to commercial mining.

In the next three months, Silverado plans to concentrate on the continued drilling and assessment of the Workman’s Bench gold/antimony deposit with the intent to place it into test production as soon as possible. Concurrent with this, an analysis of the feasibility of additional winter placer mining will be ongoing.

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

Annual assessment work has been carried out on the property and the mining claims are in good standing. Assessment work was focused on the northwest part of the claim block, where drilling and trenching has defined an intrusive host rock thought to be a sill that contains low-grade gold, silver and antimony mineralization. Otherwise, no work is presently planned for this property.

The Company has determined it is appropriate to expend its funds for the foreseeable future on the Nolan Project as it presents the best opportunity to initiate steady cash returns.

4. ESTER DOME PROPERTY

Proposals have been solicited from qualified third-party consultants to engage in the engineering design of the closure of the former Grant Mine mill tailings pond. A contract award is anticipated to take place during the fourth quarter of this year and design work is expected to be completed by the close of the winter of 2008-2009. This tailings pond, currently filled to capacity, will be capped and decommissioned after the final approval of the tailings pond closure plan is gained from local and state regulatory agencies.

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

II. LOW-RANK COAL WATER FUEL PROJECT

The Memorandum of Understanding (“MOU”) dated December 18, 2006 among Silverado Green Fuel Inc., the State of Mississippi as represented by the Mississippi Development Authority, Choctaw Country Board of Supervisors, and the Choctaw Country Economic Development District, remains in place. No steps have been taken to proceed with building the LRCWF demonstration facility contemplated under the MOU as the Company is not currently pursuing the construction of a demonstration facility in Mississippi. If the Company determines, upon completion of a successful independent financial analysis, that the construction of such facility is commercially viable, the Company may seek an extension of the MOU to discuss the construction of a commercial facility. As discussed below, there is no assurance that a full independent financial analysis will be completed.

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

Subsequent to the quarter end, the Company completed an independent financial analysis and the Company has determined that construction of a commercial production facility would be economically viable. However, proceeding with the construction of such a facility will be dependent on several factors including (i) determining the size and location of the facility, (ii) acquiring land and transportation infrastructure, (iii) obtaining necessary permitting, (iv) obtaining a long term supply agreement for coal, and (v) obtaining sufficient financing. The Company's business venture into LRCWF is at a very early stage and is subject to a high degree of risk. There is no assurance that the Company will succeed in obtaining government or private funding for this project or that a commercial facility based on a particular financial analysis will be constructed at all. The Company may pursue other initiatives including joint ventures, divestiture and licensing/royalty arrangements.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of August 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During the fiscal quarter ended August 31, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On July 24, 2008, Smith Canciglia Consulting, Inc. (“SCC”) filed a complaint against the Company and Garry L. Anselmo in Circuit Court, Loudoun County, Virginia following a dispute concerning the terms of a Consulting Agreement to which SCC and the Company were parties. The complaint sought compensatory damages in the amount of $1,535,366 (plus prejudgment interest), $3,000,000 in punitive damages, $3,450,000 as part of a trebling of damages on a state unfair business act claim, and attorneys’ fees. The Company and Mr. Anselmo thereafter caused the case to be successfully removed to the U.S. District Court, Eastern District of Virginia, and filed a motion to dismiss with the court. On September 30, 2008, SCC voluntarily dismissed the case against the Company and Mr. Anselmo.

The Company is not a party to any pending legal proceeding, nor is the Company’s property the subject of any pending legal proceeding. The Company also is not aware of any proceeding that a governmental authority is contemplating.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not sold any unregistered securities during the period covered by this report other than those previously reported on a Current Report on Form 8-K and filed with the Securities and Exchange Commission.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

The Company is not currently in material default of indebtedness that exceeds 5% of its total assets.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.1	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.13	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.14	2006 Stock Option Plan (10)
10.15	2006-II Stock Option Plan (11)
10.16	2007 Stock Option Plan (12)
10.17	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (13)
10.18	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007 (14)
14.1	Code of Ethics (9)
31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended

November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2008
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: October 20, 2008	/s/ Garry L. Anselmo
Garry L. Anselmo,
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial Officer
(Principal Financial and Accounting Officer)