Form 10KSB/A
period 2007-11-30
SILVERADO GOLD MINES LTD
filed 2009-01-23
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-12132

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

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE

Silverado Gold Mines Ltd. is filing this Amendment No. 1 to its Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2008, in order to restate the financial statements for the corresponding period and to address the comments of the SEC following the conclusion of its review of certain of the Company’s filings.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

The information in this Amendment No. 1 to the Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of test mining activities and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration activities, including test mining activities, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan”, “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” and the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

1.2 Nolan Gold Project Exploration

1.2.1 Nolan Placer Gold Exploration

During March and April 2007, placer gold exploration focused on drilling along the left limit of Nolan Creek to explore both north and south of the Mary’s East and Swede Channel deposits. Further placer drilling was carried out within the area between the Mary’s East/Swede Channel Deposits and the Topnotch Prospect. A total of 130 drill holes were completed during that drilling program with a total drill footage of 6,005 feet. Out of the 130 drill holes, 54 show the presence of gold. 3 drill holes showed sample intervals with gold values above the cut-off grade of 0.04 troy ounces per bank cubic yard (toz/BYCD) determined for underground bulk sampling (see table below).

Drill Hole Number	From (ft)	To (ft)	Sample Length (ft)	Gold toz /BCYD
07MB34	20	25	5	0.05
07MB65	40	45	5	0.06
07MB66	40	45	5	0.30

The 2007 placer drilling program discovered an entirely new zone of placer gold which has been named Jack London Bench. Jack London Bench is located 200 feet north-east of and 50 feet above the Mary’s East Bench.

RC drilling is the principal exploration method used by Silverado in the identification of placer gold deposits. All placer drilling in 2007 was performed by a contractor using 6 inch diameter drill rods. Placer drill samples were collected in 5 foot intervals (industry standard).

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

The 2007 lode exploration program consisted of extensive ground geochemical soil surveys and ground geophysical very low frequency electromagnetic (“VLF-EM”) surveys, extensive backhoe trenching and a first phase diamond core drilling program to follow up on the significant results achieved by backhoe trenching.

1.3.1.1 Nolan Creek Area

In May, June, and July, the Company undertook an extensive geochemical soil sampling campaign on the lower Smith Creek Dome hillside between Archibald Creek and Smith Creek (the “Hillside”), and south of Smith Creek in the lower western part of Midnight Dome. A total of 695 soil samples were collected during the campaign on a 196.85 x 98.43 foot grid. Assay results of the soil sampling campaign show a distinct arsenic and antimony anomalous trend on the eastern part of the Solomon Shear trend. Arsenic anomalies are strong indicators for the presence of gold.

Along with the soil sampling campaign, Silverado conducted an extensive VLF-EM ground geophysical survey (18.02 line miles) on the lower Smith Creek Dome hillside between Archibald Creek and Smith Creek, and south of Smith Creek in the lower western part of Midnight Dome, to identify structures such as shear zones, faults, and veins that occur within the bedrock. The VLF-EM survey identified structural trends in the Solomon Shear Zone that are overlain by arsenic, antimony, and gold in soil anomalies.

In June, July, and August, the Company undertook backhoe trenching on Pringle Bench and Workman’s Bench. This program was followed up by a first phase diamond core drilling program.

1.3.1.2 Pringle Bench

Pringle Bench represents an area 500 feet wide by 700 feet long and consists of a series of sub parallel gold bearing antimony-quartz veins.

In 2007, the Company followed up on the significant results achieved on Pringle Bench in 2006 and excavated six additional trenches, totaling 1296 feet, to further investigate the gold bearing antimony-quartz veins previously identified in 2006. A total of 153 combined continuous chip and select chip rock samples were collected. Continuous chip samples were collected over a defined length along the trench walls and, therefore, are representative for a specific trench interval. Continuous chip samples do contain sample material of mineralized veins if those occur within the sample interval. Select samples were collected from individual quartz and stibnite-quartz veins exposed in the trenches and, therefore, their assays represent the individual veins sampled.

The following table presents significant 2007 trench assay results for Pringle Bench:

Trench G
Sample Number	Sample Type	Sample Length (ft)	Au (toz/ton)	Sb (%)
07G11	Continuous chip	16.40	0.01	4.31
07G17	Select chip	0.07	0.05	24.60
07G18	Select chip	0.07	0.08	0.15
07G19	Select chip	0.16	0.13	0.04

Trench H
Sample Number	Sample Type	Sample Length (ft)	Au (toz/ton)	Sb (%)
07H02	Continuous chip	16.40	0.02	2.62
07H03	Continuous chip	16.40	5.22	8.74
07H06	Continuous chip	0.07	0.11	27.62
07H11	Select chip	0.03	0.12	0.03
07H12	Continuous chip	6.56	0.07	0.08
07H13	Select chip	0.03	0.36	0.80

Trench I
Sample Number	Sample Type	Sample Length (ft)	Au (toz/ton)	Sb (%)
07I11	Continuous chip	8.20	0.00	1.11

07I12	Continuous chip	8.20	0.03	11.06
07I13	Select chip	3.28	0.03	18.22
07I14	Continuous chip	8.20	0.06	5.07
07I15	Select chip	1.97	0.23	26.23
07I19	Continuous chip	8.20	0.03	3.16
07I20	Select chip	1.31	0.04	30.03
07I23	Continuous chip	8.20	0.03	6.02
07I24	Select chip	5.91	0.03	30.35
07I28	Continuous chip	8.20	0.01	0.88
07I29	Select chip	0.66	0.04	22.92
07I32	Continuous chip	8.20	0.04	0.51
07I33	Select chip	1.64	0.12	11.78
07I39	Continuous chip	8.20	0.03	1.76
07I45	Continuous chip	8.20	0.00	1.30
07I46	Select chip	0.16	0.05	5.90
07I58	Continuous chip	8.20	0.01	2.78
07I59	Select chip	0.16	0.02	48.07
07I65	Continuous chip	8.20	0.01	11.86
07I66	Select chip	0.26	0.01	59.52
07I72	Continuous chip	8.20	0.01	3.87
07I73	Select chip	0.10	0.06	27.59
07I75	Continuous chip	8.20	0.01	11.80
07I76	Select chip	0.13	0.01	64.76
07I78	Select chip	3.28	0.01	0.42

Trench K
Sample Number	Sample Type	Sample Length (ft)	Au (toz/ton)	Sb (%)
07K05	Continuous chip	6.56	0.13	3.75
07K06	Select chip	0.33	0.28	11.74

Trench M
Sample Number	Sample Type	Sample Length (ft)	Au (toz/ton)	Sb (%)
07M08	Continuous chip	6.56	0.03	13.87
07M09	Select chip	0.03	0.01	0.83
07M10	Select chip	0.33	0.05	45.09
07M11	Select chip	0.03	0.07	7.12
07M12	Select chip	0.16	0.13	32.79
07M13	Continuous chip	6.56	BDL	35.11
07M14	Select chip	0.07	0.01	5.34
07M15	Select chip	0.07	0.02	9.53
07M16	Select chip	0.07	0.03	9.33
07M17	Continuous chip	13.12	0.02	1.45
07M18	Select chip	0.03	0.07	4.48

It should be noted that Trench H revealed a 16.4 ft interval (sample number 07H03) with an erratic gold grade. The Company instructed ALS Chemex to re-assay the pulp of the specific sample which confirmed the previous gold value. The Company also decided to re-sample Trench H. Re-sampling did not reproduce the grades of the previous sampling campaign, but confirmed the presence of gold and antimony mineralization. The stibnite-quartz veins in the Nolan area are known to contain coarse gold which can result in a “nugget effect” when assayed.

Following up on the encouraging results achieved by backhoe trenching, the Company started a first phase drilling program at Pringle Bench at the end of August 2007 using its own diamond core drill rig. Eleven drill holes were drilled on Pringle Bench totaling 2,415 feet. The core drilling program was designed to check for down-dip continuity of the gold bearing antimony-quartz vein systems in the zones identified thus far. The core drilling confirmed the presence of stibnite (antimony) and quartz veins at varying depths.

As of November 30, 2007, assay results from the Pringle Bench drilling program were still pending. 1.3.1.3 Workman’s Bench Workman’s Bench is located near the confluence of Smith and Nolan Creek.

In July 2007, the Company excavated one trench in the old Workman’s Bench pit with a total length of 125 feet. This trench exposed the largest antimony veins discovered in the Nolan Creek area to that date. A total of 15 continuous chip samples were collected from Trench J.

The following table presents significant 2007 trench assay results for Workman’s Bench:

Trench J (Workman's Bench)
Sample Number	Sample Type	Sample Length (ft)	Au (toz/ton)	Sb (%)
0704WT	Continuous chip	8.20	0.00	1.70
0710WT	Continuous chip	8.20	0.00	30.30
0711WT	Continuous chip	8.20	0.01	1.72
0712WT	Continuous chip	8.20	0.04	11.70
0713WT	Continuous chip	8.20	0.12	29.30
0714WT	Continuous chip	8.20	0.02	2.56
0715WT	Continuous chip	9.84	0.02	14.05

A first phase exploration drilling program on Workman’s Bench using the Company’s own diamond core drill rig started at the end of August 2007 and ended on October 23, 2007 due to weather conditions. Seven drill holes were drilled totaling 2,140 feet. This drilling program was designed to check for down-dip continuity of the gold bearing antimony-quartz veins previously discovered. Visual observation of the drill core had identified the presence of many antimony-quartz and quartz veins. The majority of these veins were found to be contained in an 80 foot wide zone.

At the end of November 2007, the Company started to drive a tunnel into the Workman’s Bench mineralized zone to intersect the 80 feet wide zone that contains the gold bearing antimony-quartz veins. The Company intends to collect a bulk sample from the mineralized zone for metallurgical test work. The underground exposure of the mineralized zone will play an important key role for the Company in obtaining a better understanding of the nature of the structurally controlled gold and antimony mineralization in the Solomon Shear Zone. This will significantly support Silverado’s exploration strategy.

1.3.1.4 Fortress Area

The Fortress area is located 2 miles northeast of Nolan camp and north of Smith Creek Dome. This area exposes several outcropping northwest striking quartz veins, some of which contain significant gold mineralization. The Company investigated the Fortress area in late summer 2007 and collected several quartz vein samples and confirmed anomalous gold concentrations in vein samples.

Based on the encouraging results, the Company conducted a VLF-EM ground geophysical survey (9.33 line miles) along with a ground geochemical soil survey over the central part of the Fortress area. A total of 290 soil samples were collected on a regular grid during the campaign. Interpretation of the VLF-EM survey data by the Company revealed two east-west trending fault zones that are overlain by arsenic and gold in soil anomalies. A combination of soil survey results, ground geophysical data, and surface geology suggest to Silverado that formation of northwest-trending gold-bearing quartz veins may be controlled by east-trending deformational zones.

The VLF-EM ground geophysical survey along with the ground geochemical soil survey conducted in the Fortress area, confirmed the presence of the gold-bearing antimony quartz vein system on the Saddle, as part of the Solomon Shear trend, in the southern part of the Fortress area. Interpretation of the VLF-EM survey data by the Company revealed two northeast trending deformation zones of which the southern deformation zone is overlain by antimony and arsenic in soil anomalies.

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

All primary sample preparation from both lode and placer mineral exploration programs at Nolan Creek was conducted by professional geologists employed by Silverado. All work completed on behalf of Silverado was completed by or under the supervision of a contractor of Silverado. Officers, directors, and associates of Silverado were not involved in sample preparation. Independent, off-site analytical laboratories completed additional sample preparation of samples from the lode-style deposits.

Analysis of placer samples is performed on-site by Silverado contractors. Analysis of lode-style deposit samples (core, percussion, trench, and underground channel) is performed by independent, off-site laboratories.

Sample Collection, Sample Preparation, and Analytical Procedures

Samples from placer deposits are analyzed in their entirety (i.e., no sub-sampling) to minimize potential bias from sub-sampling of material with such a large proportion of gold nuggets. The primary sample is processed through a gravity separation technique at the drill rig to separate gold nugget, fine gold, and heavy minerals from the host gangue material. A systematic procedure was developed by Tri-Con Mining geological staff for the collection and preparation of percussion drill hole samples. The sample is emitted from the drill and immediately submitted to a drill-mounted cyclone to dissipate the sample velocity, and then passed through a Jones™ splitter. The split sample is then processed through a Denver Gold Saver™. The oversize exits the revolving drum screen to a picking plate where +¼ inch nuggets are hand-picked. The – ¼ inch undersize reports to a Teflon lateral action sluice and the resultant heavy mineral concentrate is hand-panned. The gold in the concentrate is then picked with tweezers. The remaining fine heavy concentrate is treated with amalgamation and the resultant gold bead is weighed along with the hand-picked gold with a Champ™ electronic balance.

The Company judges that the combined weight of the hand-picked gold and the fine gold represents most of the gold in the sampled interval. Since there will always be some loss of gold during this analytical procedure, the gold grade in the sample is not likely to be overstated.

Silverado conducted volume measurements of samples collected during 2003 and 2004 drilling programs. Results of these measurements showed that a 5 foot sample from the Nolan Deep Channel averaged 14.80 gallons, whereas a 5 foot sample from the Mary’s East Bench deposit averaged 19.20 gallons. The Nolan Deep Channel deposits contain significant amounts of silt, sand, and clay, whereas the left limit bench deposits such as those at Mary’s East are much coarser grained. Determination of volumetric measurements results in a more accurate estimate of gold grade in the placer deposit. Hence, each placer deposit has been volume-characterized by Silverado contractors during exploration.

Sample grades for placer deposits are expressed as gold content per bank volume of material where bank volume is the in situ volume of material. To calculate the bank volume the sample volume must be factored using a predefined swell factor that quantifies how much the volume of the sample increases as a result of extraction. The weight of the gold extracted from the sample (the method of recovery which was described previously) is divided by the bank volume of the sample to determine the grade of the sample expressed in oz/cu yd Au.

Two methods are traditionally used by Silverado to estimate gold grades in a placer resource. One method is to calculate the amount of gold present in a bank cubic yard or ounces gold/cubic yard. When all of the values are on or near the bedrock-gravel interface, an alternative method of estimating gold quantities in a placer deposit is the amount of gold present on one square foot of surface area on bedrock, known as a bedrock square foot or ‘bsf’. Since most of the placer gold in the Nolan Deep Channel and in left limit benches are ‘bedrock placers’, some Silverado geologists have expressed gold values in exploration drill programs in ‘bsf’. This value varies with the thickness of auriferous materials both above and below the bedrock-gravel interface. Silverado has established conversion factors for converting ounces gold/bsf to ounces gold/cubic yard, which systematically varied from valley floor and bench deposits. All drill hole grade data is expressed in ounces gold per cubic yard. Sample recovery calculations have been implemented by Silverado geological staff.

The bsf method was used by the “old time miners” on the property as the steep bedrock terrain created extreme variables in vertical pay sections laying on bedrock, varying from one to fifteen feet thick. Therefore, cubic yard measurements could be misleading in estimating and measuring a deposit. Measuring deposits in valley bottoms or large bench areas allowed accurate calculations for those areas using the volumetric (i.e., bcy) method.

Diamond core samples are split in half on-site by Silverado personnel using a core saw. Half of the core is submitted to external laboratories for analysis and half is retained on site. Samples from RC drilling are split with a splitter and surface samples are split by contracted laboratory personnel.

ALS Chemex of Vancouver, Canada, an ISO 9001:2000 accredited laboratory, has analyzed most of the Silverado sample stream from lode-style deposits. More recently, Alaska Assay Laboratories LLC of Fairbanks, Alaska, an ANS/ISO/IEC Standard 17035:2005 accredited laboratory, has been used by Silverado for analytical work. Both laboratories produce a coarse split from which a finely ground material to 150 mesh is analyzed. The pulverized material and the coarse reject are stored by the laboratories for possible re-analysis.

Trench and drill core samples submitted to ALS Chemex are analyzed by the following methods: ME-MS41 (41 multi element), Au-AA23 (fire assay gold to 5 ppb level), and Sb-AA65 (> 1% antimony or referred to as ‘ore grade’ antimony). Soil samples shipped to ALS Chemex are analyzed for the same packages with the exception of the ore grade antimony or Sb-AA65.

Samples submitted to Alaska Assay Laboratories LLC were analyzed using the following methods: Au-30 element (multi-element), fire assay AA for gold and silver, and ICP-4A (ore-grade antimony). The packages from each laboratory are roughly comparable in both elemental suite and analytical methods.

Quality Control and Quality Assurance

Quality control and quality assurance (QA/QC) is routinely performed by Silverado exploration contractors. Standards have been obtained from Shea Clark Smith, a geochemist based in Tucson, Arizona that supplies standards for mining companies. For core intervals intersecting vein zones, two standards and one blank are randomly inserted in batches of twenty (20) sample intervals. One standard contains 0.174 oz/ton gold. The other standard contains 0.261 oz/ton gold. For core penetrating mainly wall rock zones, one standard and one blank are randomly inserted into batches of twenty (20) samples, with the standard used containing 0.174 oz/ton gold.

Core recovery is checked in every box coming off the drill rig. During 2008, Silverado's geological contractors have reported that core recovery is averaging 95% since the exploration drilling switched to NQ core. Silverado contractors have competently prepared samples analysis and dispatch to external laboratories.

Sample security is maintained by geological contractors. Samples are stored in a secure trailer at Nolan Camp. Individual samples are composited into larger rice bags and sealed with plastic tape. Samples are then transported by contractors to the ALS Chemex preparation laboratory in Fairbanks, Alaska.

The analytical package selected from external assay laboratories reflects the need to: obtain precise antimony and gold values, obtain information on trace metals such as bismuth, lead, arsenic, cadmium, and selenium, and to seek to understand background levels of other elements for environmental monitoring reasons. Because Silverado is evaluating the lode resources of the area for potential development, it is useful for Silverado to take a broad look at the elemental suite present in the affected environment in order to better design an environmental monitoring program. Data from Workman’s Bench shows Ca values as high as 17.50 percent. This may indicate a high CaCO3 content of some sample intervals.

In addition, marketability issues are being addressed. Some metals are considered to be deleterious in antimony purchases. For example, most antimony smelters will not accept material that exceeds 0.5% combined lead and arsenic. Smaller amounts of selenium and bismuth also pose potential limitations and may invoke smelter penalties. Hence a broader suite of elemental information has been acquired during the exploration of what is basically an antimony-gold-arsenic system.

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

Completion of all of the projects described in the 2008 work plan may be contingent on additional funding. There is no assurance that additional funding, if required, will be obtained. Even if the additional funding is obtained, there is no assurance that a commercial ore deposit will be developed. Revenues from any anticipated gold sales may be insufficient to cover the costs of the gold recovery.

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

GOVERNMENT REGULATION

Silverado and its subsidiaries collectively own (or partially own), lease, and/or hold purchase options on numerous federal and state placer and lode mining claims on the Nolan, Slisco, Eagle, and Ester properties, all of which are located in Alaska. These 801 total claims consist of: (i) 672 federal mining claims, comprised of 228 federal placer claims and 444 federal lode claims, and (ii) 129 state mining claims (the state of Alaska does not distinguish between placer and lode rights within each state mining claim).

The Company’s interests with respect to each specific property are currently as follows:

º      Nolan - Silverado is the sole owner of 204 federal placer mining claims and 407 federal lode mining claims.

º      Slisco – Silverado leases 24 federal placer mining claims and 36 federal lode mining claims from Alaska Mining Company, Inc.

º      Eagle – Silverado has an equal (50%) ownership interest in 77 state mining claims with Kathleen King.

º      Ester – Silverado is party to an agreement for the conditional purchase of 22 state mining claims from Paul I. Barelka, Donald J. May, and Mark Thoennes; Silverado leases 1 federal lode mining claim and 4 state mining claims from Gilbert Dobbs; and Silverado is party to an agreement for the conditional purchase of 26 state mining claims from Roger C. Burggraf.

Attached hereto as Exhibit 99.1 are copies of various recorded documents relating to the 801 total claims, including Evidence of Maintenance Fees Paid For Federal Mining Claims, Affidavits of Annual Labor for Mining, and State Claim Rental Receipts, which collectively contain claim ownership information such as BLM serial numbers, claim names, state serial numbers, and legal descriptions.

The following is a brief description, in accordance with paragraph (b)(2) of Industry Guide 7, of the title, claim, lease, and/or option instruments under which Silverado and its subsidiaries have or will have the right to hold or operate its properties, the conditions which must be met in order to obtain or retain such properties, and the expiration dates of any leases or options, as well as certain other material terms:

Lease Of Mining Claims With Option To Purchase - The Slisco Property

Pursuant to that certain Lease Of Mining Claims With Option To Purchase, effective December 14, 1994, as amended on July 5, 1996 and on August 21, 1996 (the “Lease”), Silverado leased certain unpatented placer mining claims and lode mining claims recorded in Fairbanks, Alaska (collectively, “Claims”), and obtained an option to purchase such Claims, from Alaska Mining Company, Inc. (“ALMINCO”).

The Lease had an initial term of five years, but has been extended on a year-to-year basis on the same terms and will be in good standing for as long as the covenants in the Lease remain satisfied.

Silverado materially covenanted to (i) perform certain work and make certain expenditures on the Claims; (ii) obtain all licenses, permits, and bonds required by law; (iii) timely complete all required annual assessment work required for the Claims; (iv) pay the rents due to the United States on the Claims each year; (v) maintain adequate workers compensation insurance; (vi) indemnify ALMINCO for all losses and injuries not due to its own negligence; (vii) carry public liability insurance of at least $500,000 and name ALMINCO as an additional insured; (viii) indemnify ALMINCO for any liabilities or fines assessed by local, state, or federal governmental agencies that result from Silverado’s operations, actions, or omissions; (ix) refrain from pledging the Lease as security for any debt or to allow any liens to remain effective against the Lease or the Claims; and (x) refrain from assigning the Lease for the benefit of creditors or to seek protection from creditors under applicable bankruptcy laws.

The Lease obliges Silverado to make royalty payments equal to 10% of gross production from certain of the Claims each year, as well as minimum royalty payments of $20,000 on the first anniversary of the Lease, $40,000 on the second anniversary, and $80,000 on each of the third and subsequent anniversaries of the Lease.

During the initial term, Silverado had an option to purchase the placer claims for $500,000 less royalty payments and an option to purchase the lode claims for $300,000, each subject to applicable price adjustments. Silverado has an option to purchase certain additional lode claims for $5,000,000.

Under the Lease, Silverado may cure any default relating to required royalty payments within thirty (30) days following notice of such default from ALMINCO, after which time ALMINCO may terminate the Lease if such default has not been cured. ALMINCO may not terminate the Lease for any other default for so long as Silverado is diligently attempting to cure such default.

Lease and Purchase Agreement (King) - The Eagle Property

Silverado has an equal (50%) ownership interest in 77 state mining claims with Kathleen King (“King”). Silverado will acquire a full (100%) ownership interest in such state mining claims upon the payment of an additional $48,000 to King in installments of $5,000 per year.

Agreement For Conditional Purchase And Sale Of Mining Property (May et. al.) - The Ester Property

Silverado is party to an Agreement For Conditional Purchase And Sale Of Mining Property (the “1979 Agreement”), dated May 12, 1979, with Donald J. May, Paul I. Barelka, and Mark Thoennes (collectively, the “Sellers”) pursuant to which Silverado agreed to conditionally purchase certain unpatented lode mining claims located in Fairbanks, Alaska (the “1979 Claims”), including all other then-owned and after-acquired mining claims or interests in mining claims within one mile of any portion of the 1979 Claims, from the Sellers.

The term of the 1979 Agreement commenced on the date Silverado took possession of the 1979 Claims and will expire upon the earlier of (i) the purchase price therefor being paid in full, or (ii) a default remaining uncured for more than sixty (60) days after the date of the written notice of such default.

Title to the 1979 Claims will vest in Silverado upon its payment in full of the purchase price of $2,000,000. The purchase price is payable at 15% of net profits (as such term is defined in the 1979 Agreement) per year, adjusted for inflation, calculated on a quarterly basis, and payable within sixty (60) days of the end of each calendar quarter. Upon full payoff of the purchase price, the Sellers will be entitled to a royalty payment in the form of a carried interest of 3% of net profits from Silverado’s operations until production on the 1979 Claims is permanently terminated.

Under the 1979 Agreement, Silverado also covenanted to: (i) perform annual assessment work beginning with the assessment year ending September 1, 1980; (ii) refrain from permitting any liens or levies to be placed against the 1979 Claims, and timely pay any taxes imposed on the 1979 Claims, each until such time title is conveyed to Silverado; (iii) indemnify the Sellers from any claims arising from Silverado’s operations and conditions on the 1979 Claims arising after the date of possession; and (iv) obtain and maintain adequate insurance.

In the event of default, the Sellers must provide written notice to cure to Silverado. If Silverado fails to cure such default within sixty (60) days after the date of such notice, the non-defaulting party’s remedy is to arbitrate the issue in accordance with the terms of the 1979 Agreement.

Exploration And Mining Lease - The Ester Property

Silverado and Gilbert Dobbs (“Dobbs”) entered into an Exploration And Mining Lease (“Dobbs Lease”), dated November 6, 1984, as amended on August 4, 1996, pursuant to which Silverado leased from Dobbs three federal lode mining claims in Fairbanks, Alaska known as the Moose Claim (BLM F061722), the Rosie Claim (BLM F061724), and the Brandy Claim (BLM F061725) (collectively, the “Dobbs Claims”), and all exploration, mining, and water rights associated therewith.

The Dobbs Lease had an initial term of ten (10) years, with automatic renewals for additional five (5) year terms to take effect beginning on November 6, 1999 and every fifth year thereafter if, at the commencement of each renewal period, the Dobbs Lease remains in good standing and Silverado pays US $10,000 to Dobbs.

In order for the Dobbs Lease to remain in good standing and for each renewal to take effect, Silverado must make royalty payments equal to 15% of the net profits (as such term is defined in the Dobbs Lease) derived from its operations on the Dobbs Claims. Such payments are due within sixty (60) days after the end of each calendar quarter. Once Silverado has paid $1,500,000 in aggregate royalty payments to Dobbs, subsequent royalty payments will be reduced to 3% of net profits derived from operations on the Dobbs Claims.

Furthermore, Silverado must (i) perform annual assessment work beginning with the assessment year ending September 1, 1985; (ii) expend at least $1,500 per year on the Dobbs Claims until the $1,500,000 threshold is met (with such expenditures to be credited toward meeting such threshold); (iii) refrain from permitting any liens or levies to be placed against the Dobbs Claims, and timely pay any taxes imposed on the Dobbs Claims; (iv) indemnify Dobbs from any claims arising from Silverado’s operations and conditions on the Dobbs Claims arising after the date of possession; and (v) obtain and maintain adequate insurance.

In the event of default, the non-defaulting party must provide written notice to cure to the defaulting party. If the defaulting party fails to cure such default within sixty (60) days after the date of such notice, the non-defaulting party’s remedy is to arbitrate the issue in accordance with the terms of the Dobbs Lease.

Agreement For Conditional Purchase And Sale Of Mining Property (Burggraf) - The Ester Property

Silverado is party to an Agreement For Conditional Purchase And Sale Of Mining Property (the “1978 Agreement”), dated October 6, 1978, with Roger C. Burggraf (“Burggraf”) pursuant to which Silverado agreed to conditionally purchase six unpatented lode mining claims located in Fairbanks, Alaska (the “1978 Claims”), including all other subsequently located or acquired claims and interests in mining property within two miles of any portion of the 1978 Claims, from Burggraf. The 1978 Claims are identified as: Irishman No.1, Roosevelt, Banjo, O’Dea, White Rock Lode, and D. and Z.

The term of the 1978 Agreement commenced on the date Silverado took possession of the 1978 Claims and will continue until the earlier of (i) the purchase price therefor being paid in full, (ii) a default by Silverado remaining uncured for more than sixty (60) days after the date of the written notice of such default, or (iii) Silverado providing sixty (60) days notice of termination to Burggraf.

Title to the 1978 Claims will vest in Silverado upon its payment in full of the purchase price of $2,000,000. The purchase price is payable at 15% of net profits (as such term is defined in the 1978 Agreement) per year, calculated on a quarterly basis, and payable within sixty (60) days of the end of each calendar quarter. The 1978 Agreement also called for Silverado to issue an aggregate of 100,000 shares of its common stock to Burggraf over the course of four (4) years from the date thereof. Once Silverado pays the purchase price in full to Burggraf, it will be obligated to make royalty payments equal to 3% of net profits derived from its operations on the 1978 Claims until production is terminated. Furthermore, if any agreement is reached with a third party concerning properties owned by such third party within two miles of any portion of the 1978 Claims, Burggraf will be entitled to royalty payments equal to 2% of net profits derived from Silverado’s operations on the 1978 Claims Silverado is also obligated to (i) perform annual assessment work beginning with the assessment year ending September 1, 1979; (ii) expend up to $15,000 per year on the 1978 Claims until the $2,000,000 purchase price is paid (with such expenditures to be credited toward Silverado’s payment of the purchase price); (iii) refrain from permitting any liens or levies to be placed against the 1978 Claims, and timely pay any taxes imposed thereon; (iv) indemnify Burggraf from any claims arising from Silverado’s operations and conditions on the 1978 Claims arising after the date of possession; and (v) obtain and maintain adequate insurance.

In the event of default, the non-defaulting party must provide written notice to cure to the defaulting party. If the defaulting party fails to cure such default within sixty (60) days after the date of such notice, the non-defaulting party’s remedy is to arbitrate the issue in accordance with the terms of the 1978 Agreement.

The maximum size of a federal placer mining claim is 20 acres, and the maximum size of a federal lode mining claim is 20.7 acres. The maximum size of a state of Alaska mining claim is 40 acres. Given the occasional necessity of forming "fractional" mining claims to infill between properties or to account for staking or survey errors, and using these maximum sizes, we estimate that Silverado either owns or leases a total of approximately 8,400 acres of federal lode claims, 4,050 acres of federal placer claims, and 5,125 acres of state mining claims.

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
Compiled on U.S.G.S. Base
1932

2. Ownership Interest

The Nolan properties are comprised of four non-continuous groups of federal unpatented mining claims. There has been no legal survey on any of the claims. These groups of properties are described as follows:

(a) Nolan Gold Project Placer Property

Silverado owns 204 federal placer mining claims on the Nolan Gold Project. Over the years Silverado has conducted operations on this property entitled: the Nolan Deep Channel, Smith Creek, Thomson’s Pup, Mary’s Bench, Swede Channel, Mary’s East, Archibald Creek, Mary’s East, Workman's Bench, Upper Nolan Creek, Dolney Bench, West Block, "3B1" on Nolan Creek, and Eureka Bench, et al. The main block of contiguous Nolan Placer claims cover approximately 6 square miles of creeks and fluvial terraces and uplands.

Of these claims, the Thomson’s Pup claims consist of 6 unpatented federal placer claims registered in the name of Silverado Green Fuel. Our ownership in these claims is subject to a royalty of 3% of net profits on 80% of production payable to Frank Figlinski and Lyle R. Carlson.

(b) Nolan Lode

The Nolan Lode claims are comprised of 407 unpatented federal lode claims. A claim staking program added 242 of these claims during 2006, and 95 more during 2007. Ownership of these federal lode claims is in the name of Silverado Gold Mines Inc. This area encompasses approximately 11 square miles.

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

During the winter of 2005, Silverado began an underground exploration and development on the Swede Channel. Continuing into 2006, Silverado installed about 900 feet of exploration drifts by underground tunneling methods into the Swede Channel. Prior bulk sampling had shown the channel to contain gold in the basal gravels, so the project was designed to obtain a large bulk sample from the tunnel being advanced into the channel. The 2005-2006 winter stockpile contained 8,896 LCY of gravel material, and was processed between June 28 and July 20 of 2006, yielding 939.07 troy ounces of gold nuggets and dust. The Swede portal was reopened in early November of 2006, and gravel extraction on the remaining sections of the Swede Channel continued until its completion by the middle of January 2007. A total of 8,963 LCY of gravel material was stockpiled from the remaining Swede Channel.

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

In the B.C. Technical Report prepared by Mr. W. Murton, P. Eng., an independent qualified person under Canadian Policy NI 43 –101, he reported the following indicated and inferred resource estimates for the Nolan area properties. These resource estimates have been prepared in accordance with Canadian standards for reporting resources and reserves as set out in NI 43-101 and are summarized below. BCY refers to bank cubic yards in the following tables:

General Note Regarding Resource Estimates

The following information should be considered in connection with our resource estimates for Workman’s Bench, which we are disclosing in accordance with applicable SEC standards and regulations:

Assumed Prices of US $750/oz for gold and US $1.65/lb for antimony.
Process Recovery Rates of 99% for antimony and 98% for gold (as provided by Hazen Research from work done on an underground bulk sample from the D tunnel of the Workman’s Bench A vein).
Estimated Operating Costs of US $553/ton, based on operation of a 200 ton per day underground mine.

A cutoff grade of 4% antimony was used in our analysis. A 4% cutoff grade should be regarded as 4.0% antimony equivalent. No cutoff grade was used for gold, as antimony was the primary commodity being examined, and none of the resource polygons contained less than 0.05 oz/ton gold.

Mineral resources that are not mineral reserves do not have demonstrated economic viability.

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

2. Ownership Interest

Silverado leases 24 federal placer mining claims and 36 federal lode mining claims from Alaska Mining Company, Inc. (“Alminco”).

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

There are 3 separate agreements, each discussed above, covering the above mentioned 53 claims on the Ester Dome property. Each of such agreements is in good standing.

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

On the Grant Mine property, ACNC completed the drilling of 10 diamond drill holes and fourteen wedge cuts on the O’Dea –Irishman system totaling 10,097’. This work confirmed the previous drill grades and intercept width encountered by Silverado and helped to further define the O’Dea structure.

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

General Note Regarding Resource Estimates

The following information should be considered in connection with our resource estimates for the Ester Dome property, which we are disclosing in accordance with applicable SEC standards and regulations:

  Assumed Price of US $750/oz for gold.
  Process Recovery Rate of 94% for gold.
  Estimated Operating Costs of US $321/ton, based on operation of a 200 ton per day underground and open pit mine during 1997.

Readers are advised that the information which the Company used to calculate the estimated operating costs for its Ester Dome property is derived from actual operating expenses of the Company for mining and milling in underground and open pit operations at the Grant Mine on Ester Dome in Alaska during the late 1990s. The Company expects to receive during early to mid-2009 an updated version of a December 9, 2004 independent technical report prepared by Mr. Thomas K. Bundtzen of Pacific Rim Geological Consulting, Inc., which will allow the Company to calculate more current estimated operating costs for Ester Dome. Following the Company’s receipt of such updated technical report, the Company will update the information set forth immediately above in its subsequent filings.

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

EAGLE CREEK PROPERTY

1. Location and Access

The Eagle Creek property is accessed by the Steese Highway, 10 miles north of Fairbanks, Alaska to Fox, Alaska, then traveling along the Elliot highway 6 miles north to Murphy Dome Road, then west along Murphy Dome Road about 5 miles to the property. A map illustrating the location and access to the Eagle Creek property is provided below:

2. Ownership Interest

Silverado has an equal (50%) ownership interest in 77 state mining claims with Kathleen King (“King”). Silverado will acquire a full (100%) ownership interest in such state mining claims upon the payment of an additional $48,000 to King in installments of $5,000 per year. As of August 10, 2007 we had continued to make option payments on the Eagle Creek property, and as a result of this all of our mineral claims and options for this property are in good standing.

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

Mineral reserve

Securities and Exchange Commission Industry Guide 7 Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations of the Securities and Exchange Commission defines a reserve’ as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

(1) Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well- established.

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

Muscovite	A light coloured mica.

Phyllite	An argillaceous rock intermediate between slate and schist.

Placer	Mineral, which has been separated from its host rock by natural processes and is often reconcentrated in streams as “placer deposits” or “placer gold”.

Porphyritic Phases	Areas of rock in which one or more minerals occur as larger crystals in a relatively finer groundmass.

Pyrite	A mineral containing iron and sulphur.

Quartzite	A metamorphic rock composed mostly of quartz (silicon dioxide)

Quartz-Mica Schist	A laminated metamorphic rock with roughly equal quartz and mica. In geophysical surveying, an area with

Resistivity Low	higher electromagnetic conductivity than the surrounding area.

Schist	Flat plate-like metamorphic rock formations, which contain primarily mica.

Slate	A metamorphosed mudstone.

State Claims	Mineral claims up to 40 acres, located on State of Alaska lands.

Stibnite	A mineral composed of antimony and sulphur.

Stocks	Small intrusive bodies of rock.

Thrust Fault Contact	One rock type pushed over top of another at a relatively low angle.

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

Equity Compensation Plan Information

	Number of	Weighted	Number of
	securities to be	average exercise	securities
	issued upon	price of	available for
	exercise of	outstanding	future plan
	outstanding	options,	issuance
	options,	warrants, and
	warrants, and	rights
Plan Category	rights
Equity compensation plans	N/A	N/A	N/A
approved by security holders
Equity compensation plans not
approved by security holders
2007-1 Equity Compensation Plan	N/A	N/A	25,000,000
2007 Stock Option Plan	25,000,000	$0.07	3,500,000
2006-II Stock Option Plan	27,300,000	$0.07	700,000
2006 Stock Option Plan	31,100,000	$0.05	5,900,000

On August 31, 2007, our Board of Directors adopted the 2007-1 Equity Compensation Plan (the "Incentive Stock Option Plan"). The Incentive Stock Option Plan was established to encourage certain of our officers, employees, directors and consultants to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company, as well as to attract and retain capable individuals. A maximum of twenty-five million (25,000,000) shares of our common stock can be issued under the Incentive Stock Option Plan. The aggregate fair market value of the our common shares issued to an employee in exchange for stock options under the Incentive Stock Option Plan cannot exceed $100,000 during any calendar year. The Incentive Stock Option Plan may be terminated at the discretion of the Board of Directors of the Company.

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

Mineral rights payments and exploration costs

Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company has modified its accounting policy with respect to mineral claim payments, retroactively effective to June 1, 2004, to capitalize the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees. If the acquired mineral rights relate to unproven properties, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment. The Company expenses all costs related to the exploration of mineral claims in which it had secured exploration rights prior to establishment of proven and probable reserves.

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

ITEM 7. FINANCIAL STATEMENTS.

Our audited financial statements for the year ended November 30, 2007, as set forth below, are included with this Annual Report on Form 10-KSB/A. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of November 30, 2007 and 2006	F-2
Consolidated Statements of Operations and other Comprehensive Loss for the Years Ended November 30, 2007 and 2006 and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2007	F-3
Consolidated Statement of Stockholders’ Equity for the years from Recommencement of Exploration Stage, December 1, 2001, to November 30, 2007	F-4 to F-6
Consolidated Statements of Cash Flows for the Years Ended November 30, 2007 and 2006 and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2007	F-7
Notes to Consolidated Financial Statements	F-8 to F-27

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

As discussed in note 2, the consolidated balance sheets as of November 30, 2007 and 2006, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the years then ended and for the period since recommencement of the exploration stage on December 1, 2001 to November 30, 2007 have been restated.

/s/ Berkovits & Company, LLP
Fort Lauderdale, Florida
February 21, 2008, except for
Note 2 which is as of
January 20, 2009

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2007 and 2006
(Stated in United States Dollars)

	2007	2006
	(Restated)	(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$1,073,457	$3,509,418
Gold inventory	1,969,870	493,188
Other receivables	294,505	9,972
Total Current Assets	3,337,832	4,012,578
Mineral rights	1,012,316	802,991
Property, plant and equipment, net	2,158,379	1,053,533

Total Assets	$6,508,527	$5,869,102

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$210,404	$332,229
Mineral claims royalty payable	360,000	380,000
Payable to related party	1,214,717	359,834
Convertible debentures	140,000	140,000
Capital lease obligation, current portion	31,013	129,286

Total Current Liabilities	1,956,134	1,341,349
Asset retirement obligation	529,311	521,058
Capital lease obligations	-	247,129

Total Liabilities	2,485,445	2,109,536

STOCKHOLDERS’ EQUITY
Common stock
Authorized: unlimited common shares with no par value
Issued and outstanding:
785,607,717 common shares (2006: 630,785,052)	89,374,641	82,538,598
Additional paid-in capital	1,200,408	466,314
Common stock to be issued	275,136	273,600
Accumulated deficit during exploration stage	(86,827,103)	(79,518,946)

Total Stockholders’ Equity	4,023,082	3,759,566

Total Liabilities and Stockholders’ Equity	$6,508,527	$5,869,102

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE GAIN (LOSS)
for the years ended November 30, 2007 and 2006
(Stated in United States Dollars)

			Period Since
			Recommencement
			Of
			Exploration Stage
	Years ended November 30		December 1, 2001
			To November 30,
	2007	2006	2007
	(Restated)	(Restated)	(Restated)
General and Administrative Expenses
Accounting and audit	$106,298	$109,623	$389,935
Advertising and promotion	928,416	327,082	2,733,015
Consulting fees	1,157,569	1,223,060	6,763,859
Depreciation, accretion and impairment	255,264	226,587	2,225,511
Exploration expenses	3,075,868	2,538,706	12,427,615
Financing activities	50,000	-	302,003
Legal	175,758	264,169	711,415
Management services	1,820,129	1,028,066	4,764,707
Office	1,041,794	941,372	3,770,110
Related party charges in excess of costs incurred	1,243,430	760,324	3,766,942
Reporting and investor relations	228,604	197,147	540,390
Research	34,313	129,698	769,690
Transfer agent fees and mailing	59,443	60,688	211,480
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875

Total General and Administrative Expenses	10,176,886	7,806,522	40,822,076

Loss from Operations	(10,176,886)	(7,806,522)	(40,822,076)

Gold extraction and gold sales during the exploration stage
Gold sale proceeds	1,169,509	87,357	1,461,313
Cost of gold sold	(1,012,443)	(114,743)	(1,286,819)
Gold inventory addition from gold extraction	2,489,124	585,510	3,248,056
Total gold income earned during the exploration stage	2,646,190	558,124	3,422,550

Interest income (expenses)
Interest and other income	18,689	145,189	256,668
Interest on capital lease obligations	(16,518)	(43,187)	(317,294)
Interest on convertible debentures	(11,200)	(11,200)	(695,807)
Other interest and bank charges	(10,990)	(8,845)	(47,472)
Total interest (expenses) / income	(20,019)	81,957	(803,905)

Net loss before cumulative effect of accounting change	(7,550,715)	(7,166,441)	(38,203,431)

Cumulative effect of accounting change	-	-	(99,481)

Net loss	(7,550,715)	(7,166,441)	(38,302,912)

Other comprehensive gain (loss)
Gain (Loss) on foreign exchange	242,558	(4,878)	380,753

Comprehensive loss for the period	$(7,308,157)	$(7,171,319)	$(37,922,159)

Net loss per share	$(0.01)	$(0.01)
Basic and diluted weighted average number of
common shares outstanding	700,523,325	532,400,802

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2007
(Stated in United States Dollars)

						Accumulated
						Deficit
	Number of	Common	Common	Additional		during
	Common	Shares -	Stock to be	Paid in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total
						(Restated)	(Restated)

Balance, November 30, 2001	42,423,988	$47,056,285	$-	$-	$-	$(48,904,944)	$(1,848,659)
Shares issued:
For options exercised
January 2002 @ $0.15 per share	3,700,000	555,000	-	-	-	-	555,000
April 2002 @ $0.11 per share	2,000,000	220,000	-	-	-	-	220,000
May 2002 @ $0.125 per share	1,200,000	150,000	-	-	-	-	150,000
For warrants exercised
March 2002 @ $0.05 per share	5,300,000	265,000	-	-	-	-	265,000
April 2002 @ $0.08 per share	2,000,000	160,000	-	-	-	-	160,000
July 2002 @ $0.35 per share	1,800,000	630,000	-	-	-	-	630,000
July 2002 @ $0.20 per share	2,000,000	400,000	-	-	-	-	400,000
August 2002 @ $0.10 per share	5,150,000	515,000	-	-	-	-	515,000
For consulting fees
February 2002 @ $0.11 per share	1,091,667	120,084	-	-	-	-	120,084
April 2002 @ $0.12 per share	350,000	42,000	-	-	-	-	42,000
May 2002 @ $0.13 per share	308,333	40,083	-	-	-	-	40,083
May 2002 @ $0.15 per share	391,667	60,000	-	-	-	-	60,000
February 2002 @ $0.18 per share	350,000	63,000	-	-	-	-	63,000
June 2002 @ $0.23 per share	308,333	70,917	-	-	-	-	70,917
August 2002 @ $0.34 per share	300,000	102,000	-	-	-	-	102,000
August 2002 @ $0.35 per share	41,667	14,583	-	-	-	-	14,583
June 2002 @ $0.38 per share	41,667	14,583	-	-	-	-	14,583
July 2002 @ $0.39 per share	83,333	32,500	-	-	-	-	32,500
October 2002 @ $0.40 per share	41,667	16,667	-	-	-	-	16,667
November 2002 @ $0.41 per share	268,333	109,217	-	-	-	-	109,217
September 2002 @ $0.43 per share	925,005	397,752	-	-	-	-	397,752
October 2002 @ $0.44 per share	50,000	22,000	-	-	-	-	22,000
September 2002 @ $0.46 per share	41,667	19,167	-	-	-	-	19,167
September 2002 @ $0.48 per share	100,000	48,000	-	-	-	-	48,000
November 2002 @ $0.60 per share	99,996	59,998	-	-	-	-	59,998

For private placements, net of
commissions
December 2002 @ $0.04 per share	2,500,000	100,000	-	-	-	-	100,000
February 2002 @ $0.05 per share	5,300,000	265,000	-	-	-	-	265,000
April 2002 @ $0.09 per share	2,000,000	180,000	-	-	-	-	180,000
May 2002 @ $0.10 per share	2,000,000	200,000	-	-	-	-	200,000
June 2002 @ $0.15 per share	4,000,000	600,000	-	-	-	-	600,000
July 2002 @ $0.26 per share	250,000	65,000	-	-	-	-	65,000
July 2002 @ $0.30 per share	1,200,000	360,000	-	-	-	-	360,000
September 2002 @ $0.38 per share	400,000	152,000	-	-	-	-	152,000
November 2002 @ $0.32 per share	3,125,000	1,000,000	-	-	-	-	1,000,000
In lieu of payment for debentures
December 2002 @ $0.10 per share	1,628,971	162,897	-	-	-	-	162,897
June 2002 @ $0.11 per share	1,437,520	158,127	-	-	-	-	158,127
March 2002 @ $0.13 per share	1,234,710	160,512	-	-	-	-	160,512
September 2002 @ $0.37 per share	2,643,107	984,391	-	-	-	-	984,391
Subscriptions received	-	-	268,613	-	-	-	268,613
Stock option granted	-	-	-	292,320	(164,213)	-	128,107
Net loss for the year	-	-	-	-	-	(6,965,911)	(6,965,911)
Balance, November 30, 2002	98,086,631	55,571,763	268,613	292,320	(164,213)	(55,870,855)	97,628
Shares issued:
For private placements (net)
December 2002 @ $0.50 per share	5,500,000	2,750,000	-	-	-	-	2,750,000
January 2003 @ $0.55 per share	909,091	500,000	-	-	-	-	500,000
April 2003 @ $0.33 per share	3,525,582	1,163,400	-	-	-	-	1,163,400
July 2003 @ $0.15 per share	1,666,667	250,000	-	-	-	-	250,000
August 2003 @ $0.10 per share	13,050,000	1,305,000	-	-	-	-	1,305,000
Commissions paid	-	(641,155)	-	-	-	-	(641,155)
For options exercised
December 2002 @ $0.35 per share	200,000	70,000	-	-	-	-	70,000
For warrants exercised

August 2003 @ $0.08 per share	10,864,539	884,121	-	-	-	-	884,121
July 2003 @ $0.12 per share	954,546	114,546	-	-	-	-	114,546
September 2003 @ $0.10 per share	3,459,086	345,908	-	-	-	-	345,908

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2007
(Stated in United States Dollars)

						Accumulated
						Deficit
	Number of	Common	Common	Additional		during
	Common	Shares -	Stock to be	Paid in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total
						(Restated)	(Restated)
For consulting fees
November 2003 @ $0.22 per share	2,511,668	554,085	(268,613)	-	-	-	285,472
In lieu of payment for debentures
December 2002 @ $0.38 per share	372,818	141,671	-	-	-	-	141,671
April 2003 @ $0.18 per share	3,274,865	588,893	-	-	-	-	588,893
August 2003 @ $0.14 per share	913,551	127,897	-	-	-	-	127,897
November 2003 @ $0.46 per share	738,308	340,006	-	-	-	-	340,006
Subscriptions received	-	-	115,000	-	-	-	115,000
Amortization of stock-based
compensation	-	-	-	-	129,397	-	129,397
Stock option granted	-	-	-	171,994	(42,896)	-	129,098
Net loss for the year	-	-	-	-	-	(8,519,169)	(8,519,169)
Balance, November 30, 2003	146,027,352	64,066,135	115,000	464,314	(77,712)	$(64,390,024)	177,713
Shares issued:
For private placements
December 2003 @ $0.075 per share	1,533,894	115,000	(115,000)	-	-	-	-
February 2004 @ $0.075 per share	15,390,070	1,154,255	-	-	-	-	1,154,255
June 2004 @ $0.05 per share	21,666,667	1,083,334	-	-	-	-	1,083,334
September 2004 @ $0.04 per share	2,500,000	100,000	-	-	-	-	100,000
September 2004 @ $0.035 per	2,857,143	100,000	-	-	-	-	100,000
share
October 2004 @ $0.06 per share	1,166,667	70,000	-	-	-	-	70,000
November 2004 @ $0.03 per share	10,000,000	300,000	-	-	-	-	300,000
Commissions paid	-	(357,690)	-	-	-	-	(357,690)
For warrants exercised
January 2004 @ $0.075per share	8,876,597	665,745	-	-	-	-	665,745
November 2004 @ $0.03 per share	6,000,000	180,000	-	-	-	-	180,000
For consulting fees
January 2004 @ $0.14 per share	495,000	69,300	-	-	-	-	69,300
April 2004 @ $0.09 per share	750,000	67,500	-	-	-	-	67,500
April 2004 @ $0.10 per share	50,000	5,000	-	-	-	-	5,000
April 2004 @ $0.137 per share	720,000	98,640	-	-	-	-	98,640
June 2004 @ $0.12 per share	410,000	49,200	-	-	-	-	49,200
August 2004 @ $0.07 per share	150,000	10,500	-	-	-	-	10,500
November 2004 @ $0.06 per share	1,516,667	91,000	-	-	-	-	91,000
November 2004 @ $0.06 per share	2,325,000	186,000	-	-	-	-	186,000
In lieu of payment for debentures
December 2003 @ $0.11 per share	1,119,342	123,128	-	-	-	-	123,128
February 2004 @ $0.10 per share	559,915	55,992	-	-	-	-	55,992
June 2004 @ $0.067 per share	248,685	16,660	-	-	-	-	16,660
September 2004 @ $0.049 per	86,588	4,243	-	-	-	-	4,243
share
Subscriptions received	-	-	70,000	-	-	-	70,000
Amortization of stock-based
compensation		-	-	-	77,712	-	77,712
Stock-based compensation	-	-	-	2,000	-	-	2,000
Net loss for the year	-	-	-	-	-	(4,836,363)	(4,836,363)
Balance, November 30, 2004 (Restated)	224,449,587	68,253,942	70,000	466,314	-	(69,226,387)	(436,131)
Shares issued:
For private placements
December 2004 @ $0.032 per share	3,076,924	100,000	(70,000)	-	-	-	30,000
February 2005 @ $0.04 per share	562,500	22,500	-	-	-	-	22,500
October 2005 @ $0.0275 per share	5,454,546	150,000	-	-	-	-	150,000
November 2005 @ $0.02 per share	8,250,000	165,000	-	-	-	-	165,000
November 2005 @ $0.025 per	8,000,000	200,000	-	-	-	-	200,000
share
November 2005 @ $0.03 per share	38,540,338	1,156,210	-	-	-	-	1,156,210
November 2005 @ $0.032 per	56,335,379	1,267,546	-	-	-	-	1,267,546
share
Commissions paid	-	(325,363)	-	-	-	-	(325,363)
For consulting fees
December 2004 @ $0.025 per share	2,000,000	50,000	-	-	-	-	50,000
December 2004 @ $0.033 per share	1,150,000	38,000	-	-	-	-	38,000
January 2005 @ $0.06 per share	420,000	25,200	-	-	-	-	25,200
January 2005 @ $0.07 per share	160,000	11,200	-	-	-	-	11,200
January 2005 @ $0.09 per share	160,000	14,400	-	-	-	-	14,400
February 2005 @ $0.05 per share	1,450,000	72,500	-	-	-	-	72,500
February 2005 @ $0.08 per share	895,000	71,600	-	-	-	-	71,600
May 2005 @ $0.04 per share	50,000	2,000	-	-	-	-	2,000
Subscriptions received	-	-	54,500	-	-	-	54,500
Stock-based compensation

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2007
(Stated in United States Dollars)

							Accumulated
							Deficit
	Number of	Common	Common	Additional			during
	Common	Shares -	Stock to be	Paid in	Deferred		Exploration
	Shares	Amount	Issued	Capital	Compensation		Stage	Total
							(Restated)	(Restated)
December 2004 @ $0.07 per share	600,001	42,000	-	-	-		-	42,000
December 2004 @ $0.06 per share	3,500,000	210,003	-	-	-		-	210,003
Net loss for the year	-	-	-	-	-		(3,394,107)	(3,394,107)
Balance, November 30, 2005	355,054,275	71,526,738	54,500	466,314	-		(72,620,494)	(572,942)

Cumulative effect of accounting change, net	-	-	-	-	-		272,867	272,867
of income taxes, refer to Note 2, below
Shares issued:
For private placements
December 2005 @ $0.028 per share	4,285,715	120,000	-	-	-		-	120,000
December 2005 @ $0.035 per share	428,573	15,000	(15,000)	-	-		-	-
January 2006 @ $0.025 per share	85,806,201	2,145,145	-	-	-		-	2,145,145
January 2006 @ $0.03 per share	14,020,000	420,600	(8,000)	-	-		-	412,600
January 2006 @ $0.0325 per share	4,776,924	155,250	-	-	-		-	155,250
January 2006 @ $0.038 per share	1,914,475	72,750	-	-	-		-	72,750
February 2006 @ $0.114 per share	788,782	90,000	-	-	-		-	90,000
April 2006 @ $0.06 per share	71,626,667	4,297,600	-	-	-		-	4,297,600
April 2006 @ $0.07 per share	9,900,001	693,000	-	-	-		-	693,000
May 2006 @ $0.08 per share	5,650,000	452,000	-	-	-		-	452,000
May 2006 @ $0.10 per share	4,000,000	400,000	-	-	-		-	400,000
October 2006 @ $0.0285 per share	35,087,719	1,000,000	-	-	-		-	1,000,000
Commissions paid	-	(1,170,791)	-	-	-		-	(1,170,791)
For warrants exercised
December 2005 @ $0.0225 per share	1,400,000	31,500	(31,500)	-	-		-	-
July 2006 @ $0.04 per share	18,888,888	755,556	-	-	-		-	755,556
July 2006 @ $0.069 per share	11,081,832	767,000	-	-	-		-	767,000
For consulting fees
March 2006 to November 2006 @
$0.13 per share	6,075,000	767,250	-	-	-		-	767,250
Subscriptions received	-	-	273,600	-	-		-	273,600
Net loss for the year, as restated	-	-	-	-	-		(7,171,319)	(7,171,319)
Balance, November 30, 2006, as restated	630,785,052	82,538,598	273,600	466,314	-		(79,518,946)	3,759,566
Shares issued
For private placements
September 2007 @ $0.0321 per share	59,166,669	1,900,000						1,900,000
November 2007 @ $0.035 per share	4,700,000	164,500						164,500
Commissions Paid		(408,458)						(408,458)
For warrants exercised
January 2007 @ $0.06 per share	2,500,000	150,000						150,000
February 2007 @ $0.03 per share	11,500,000	345,000						345,000
March 2007 @ $0.07 per share	17,343,359	1,214,035						1,214,035
May 2007 @ $0.05 per share	34,411,028	1,720,551						1,720,551
For Options exercised
December 2006 @ $0.05 per share	500,000	25,000						25,000
March 2007 @ $0.05 per share	1,300,000	65,000						65,000
April 2007 @ $0.0505 per share	8,500,000	429,000						429,000
May 2007 @ $0.05 per share	1,280,000	64,000						64,000
September 2007 @ $0.058 per share	500,000	29,000						29,000
October 2007 @ $0.05 per share	600,000	30,000						30,000
For Consulting fees
December 2006 @ $0.13 per share	200,000	26,000						26,000
January 2007 @ $0.0814 per share	4,375,000	356,250	(273,600)					82,650
February 2007 @ $0.13 per share	200,000	26,000						26,000
March 2007 @ $0.0959 per share	1,370,067	131,401						131,401
April 2007 @ $0.1435 per share	575,000	82,500						82,500
May 2007 @ $0.1009 per share	834,251	84,154						84,154
June 2007 @ $0.1 per share	200,000	20,000						20,000
July 2007 @ $0.09 per share	975,000	87,750						87,750
August 2007 @ $0.09 per share	600,000	54,000						54,000
September 2007 @ $0.07 per share	1,492,291	104,460						104,460
November 2007 @ $0.0799 per share	1,700,000	135,900						135,900
Amortization of stock-based compensation
				734,094				734,093
Subscriptions received			275,136					275,136
Net Loss for the year, as restated							(7,308,157)	(7,308,157)
Balance, November 30, 2007, as restated	785,607,717	$89,374,641	$275,136	$1,200,408	-	$	$ (86,827,103)	$4,023,082

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2007 and 2006
(Stated in United States Dollars)

			Period Since
			Recommencement
			Of Exploration
			Stage
	Years Ended November 30		December 1, 2001
	2007	2006	to November 30,
	(Restated)	(Restated)	2007 (Restated)
Cash Flows used in Operating Activities
Net loss for the period	$(7,308,157)	$(7,171,319)	$(37,922,159)
Adjustments to reconcile loss to net cash
used in operating activities:
Cumulative effect of accounting change	-	-	99,481
Depreciation, accretion and impairment	255,264	226,587	2,225,511
Stock based compensation	734,094	-	3,375,644
Stock issued for debentures	-	-	217,687
Non-cash consulting and legal expense	1,108,416	1,040,850	2,737,706
Non-cash financing expense	-	-	252,003
Interest accrued	-	-	486,370
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in non-cash operating working capital:
Other receivables	(284,533)	(3,378)	(291,630)
Gold inventory	(1,476,682)	(470,767)	(1,961,237)
Prepaid expense	-	-
Accounts payable and accrued liabilities	(113,572)	(79,222)	(396,129)

Net cash used in Operating Activities	(7,085,170)	(6,457,249)	(29,731,349)

Cash Flows (used in) provided by Investing Activities
Investment in mineral properties	(229,325)	(544,629)	(968,816)
Purchase of property, plant and equipment	(1,360,110)	(49,604)	(2,744,419)
Disposal of property, plant and equipment	-	55,037	207,289
Net cash (used in) provided by Investing Activities	(1,589,435)	539,196	(3,505,946)

Cash Flows from Financing Activities
Common stock issued for cash (net of share issue	5,727,627	10,190,110	34,580,040
costs)
Share subscriptions received	1,536	-	1,536
Repayment of convertible debentures	-	(36,652)	(74,999)
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligations	(345,402)	(345,734)	(1,100,594)
Advanced from related party	854,883	289,550	923,405
Net cash provided by Financing Activities	6,238,644	10,097,274	34,293,659

Net change in cash and cash equivalents	(2,435,961)	3,100,829	1,056,364
Cash and cash equivalents, beginning of period	3,509,418	408,589	17,093
Cash and cash equivalents, end of the period	$1,073,457	$3,509,418	$1,073,457

Supplemental information:
Interest paid during the year	$27,718	$54,387	$1,103,101
Mineral claims royalty payable changes during the year	(20,000)	(20,000)	43,500

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

Note 2	Changes in Significant Accounting Policies, Restatements and Reclassifications

Following the conclusion of a review of certain of the Company’s filings by the Securities and Exchange Commission, the Company determined to make the following accounting policies changes, restatements and reclassifications to the consolidated financial statements for the fiscal years 2007 and 2006.

	a)	Gold Inventory

The Company’s test production in past years has yielded gold dust and gold nuggets. Gold dust has yielded sales prices equivalent to the spot gold price. Gold nuggets, however, are considered to be gem or jewelry items, which in the industry sell at a higher price than the spot price. They are valued according to weight, purity, character, and relative flatness (wearing quality). Historically, the Company’s gold nuggets have sold at prices above the spot gold price.

Since December 1, 2001, recommencement of exploration stage, the Company had valued its gold inventory using the spot gold price at the end of the reporting period and directly applied the gold extraction and the revaluation difference to exploration costs. In addition, proceeds from sales of gold extracted during exploration and test mining had been recorded as a reduction of exploration costs during the exploration stage period.

Retroactively effective from the period since recommencement of exploration stage from December 1, 2001, the Company has modified the accounting policy in the gold inventory to measure the gold inventories at the lower of cost or market. The Company is still in the exploration stage. By definition, the Company’s direct and absorbed costs would exceed the market value of any gold recovery. Therefore, the Company has retroactively set up inventory groups from December 1, 2001, valued each group at the spot price as of the date of the addition to the gold inventory, and record the costs of gold inventory sold on a first-in first-out basis. Gold sale proceeds and cost of gold sold are now recorded as other income earned during the exploration stage.

	b)	Revenue Recognition

Proceeds on gold recoveries from test mining were recorded as a reduction of exploration costs during the period the Company is in the exploration stage. This accounting policy has been changed and now proceeds on gold recoveries from test mining are recorded as other income earned during the exploration stage, retroactively effective from the period since recommencement of exploration stage from December 1, 2001.

	c)	Mineral Rights Payments and Exploration Costs

Since December 1, 2001, recommencement of exploration stage, the Company had expensed all costs related to the acquisition, maintenance and exploration of mineral claims in which it had secured exploration rights prior to establishment of proven and probable reserves.

Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company has modified its accounting policy with respect to mineral claim payments, retroactively effective to June 1, 2004, to capitalize the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees. If the acquired mineral rights relate to unproven properties, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment. The Company expenses all costs related to the exploration of mineral claims in which it had secured exploration rights prior to establishment of proven and probable reserves.

d)	Restatements and Reclassifications

The accompanying consolidated financial statements have been restated to give effect to the capitalization of direct costs to acquire or lease mineral properties and mineral rights previously expensed and to value gold inventories at the lower of cost or market previously valued at the spot gold price at the end of reporting period. We have also made certain reclassification to include gold sale proceeds and gold extractions on a first-in and first-out basis as other income earned in the exploration stage previously recorded as a reduction of exploration costs, to separately report related party charges in excess of costs incurred on the face of our consolidated financial statements, and to group interest expenses and bank charges with interest and other income.

The effect of the restatements on total assets for the periods presented is as follows:

	2007	2006

Total Assets, as previously stated	$5,874,287	$5,084,552
Gold inventory as previously stated at spot price	(2,347,946)	(511,629)
Gold inventory, as restated at the lower of cost or market	1,969,870	493,188
Mineral rights costs previously expensed	1,012,316	802,991
Total Assets, as restated	$6,508,527	$5,869,102

The effect of the restatements and reclassifications on the results of operations and accumulated losses is as follows:

			Period Since
			Recommencem
			ent Of
			Exploration
			Stage
	Years ended November 30		December 1,
			2001
			To November
			30,
	2007	2006	2007

Net loss for the period, as previously stated	$(7,157,847)	$(7,683,002)	$(38,612,651)

Changes in exploration expenses:
Capitalized mineral rights costs	209,325	524,629	1,012,316
Gold sale proceeds previously stated as a reduction	(1,169,509)	(87,357)	(1,461,313)
Reclassification of gold inventory change previously	(1,836,316)	(483,713)	(2,336,806)
included
Related party charges reclassified	961,813	760,055	3,479,049
	(1,834,687)	713,614	693,246
Changes in management services:
Related party charges reclassified	281,617	269	287,893
Reclassification of stock based compensation	(734,094)	-	(734,094)
	(452,477)	269	(446,201)

Reclassification for related party charges in
excess of costs incurred	(1,243,430)	(760,324)	(3,766,942)

Reclassification for Stock-based compensation reclassified to
management services	734,094	-	734,094

Gold extraction and gold sales during the exploration stage
Gold sale proceeds	1,169,509	87,357	1,461,313
Cost of gold sold	(1,012,443)	(114,743)	(1,286,819)
Gold inventory addition from gold extraction	2,489,124	585,510	3,248,056
Total gold income earned during the exploration stage	2,646,190	558,124	3,422,550

Cumulative effect of accounting policy changes in gold
inventory	-	-	53,745

Comprehensive loss for the period, as restated	$(7,308,157)	$(7,171,319)	$(37,922,159)

Note 3	Summary of Significant Accounting Policies

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

The Company values its gold inventories at the lower of cost or market. The Company is still in the exploration stage. By definition, the Company’s direct and absorbed costs would exceed the market value of any gold recovery. Therefore, the Company values gold inventory additions from gold extraction at the spot price as of the date of the addition to the gold inventory, and records the costs of gold inventory sold on a first-in first-out basis. Gold sale proceeds and cost of gold sold are recorded as other income earned during the exploration stage.

h)	Mineral Rights Payments and Exploration Costs

Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company has modified its accounting policy with respect to mineral claim payments, retroactively effective to June 1, 2004, to capitalize the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees. If the acquired mineral rights relate to unproven properties, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment. The Company expenses all costs related to the exploration of mineral claims in which it had secured exploration rights prior to establishment of proven and probable reserves.

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

Cash and cash equivalents are carried at cost and they comprise cash on hand, deposits held with banks and other highly liquid investments. Highly liquid investments are readily convertible to cash and generally have maturities of three months or less from the time acquired. The Company places its cash and cash equivalents with high quality financial institutions which the Company believes limits credit risks.

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

During the period the Company is in the exploration stage, proceeds on gold recoveries from test mining are recorded as other income earned during the exploration stage.

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

r)	Long Lived Asset Impairment

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long- lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

s)	Reclassifications

Certain prior periods’ comparative figures have been reclassified to conform to the financial statement presentation adopted for this period

t)	Recent Accounting Pronouncements

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

Note 4	Gold Inventory

Gold Inventory consists of the following at November 30, 2007 and 2006:

	Troy	Weighted	Value
	Ounces	Average price	(Restated)
Balance as of November 30, 2005, as restated	56	398.38	$22,421
Additions from gold extraction	939	623.50	585,510
Cost of gold sold	(204)	561.50	(114,743)
Balance as of November 30, 2006, as restated	791	623.50	493,188
Additions from gold extraction	3,778	656.12	2,489,124
Cost of gold sold	(1,573)	619.61	(1,012,443)
Balance as of November 30, 2007, as restated	2,996	$657.50	$1,969,870

During the year ended November 30, 2007, the Company sold 1,573 troy ounces of gold (2006: 204 troy ounces) at an average price of $743.49 (2006: $428.22) per troy ounce for proceeds of $1,169,509 (2006: $87,357), which was recorded as other income earned during the exploration stage.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

Note 5	Property, Plant and Equipment

Property, plant and equipment primarily include capital expenditure associated with the Company’s Vancouver office, and mining equipment and camp facilities at the Nolan Gold Project in Alaska.

	2007
		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$612,117	$21,861	$590,256
Computer Equipment and software	105,797	73,022	32,775
Furniture and Fittings	394,358	389,006	5,352

Mining Project
Nolan Gold Project buildings	63,000	63,000	-
Leasehold improvements	48,123	2,406	45,717
Nolan mining equipment	1,489,962	632,029	857,934
Nolan mining equipment under capital lease	819,842	216,923	602,919
Other equipment	27,200	3,773	23,427

	$3,560,399	$1,402,020	$2,158,379

		2006
		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value
Mining Project
Nolan Gold Project buildings	$63,000	$63,000	$-
Nolan mining equipment	869,630	431,754	437,876
Nolan mining equipment
under capital lease	819,842	216,923	602,919
Other equipment	447,047	434,309	12,738

	$2,199,519	$1,145,986	$1,053,533

Note 6	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	2007	2006
Accounts payable	$100,777	$233,802
Accrued interest	109,627	98,427
	$210,404	$332,229

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

Note 7	Asset Retirement Obligations

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

Reconciliation of asset retirement obligation for the year ended November 30, 2007:

	Grant	Nolan
	Mine	Project	Total
Balance, December 1, 2006	$347,287	$173,771	$521,058
Accretion expense		26,053	26,053
Liabilities settled	-	(17,801)	(17,801)
Balance, November 30, 2007	$347,287	$182,023	$529,310

Note 8	Convertible Debentures

Convertible debentures outstanding at November 30, 2007 and 2006 consisted of the following:

	2007	2006
Issued in 1994	$140,000	$140,000
Less: current portion	(140,000)	(140,000)
	$-	$-

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

Note 9	Capital Lease Obligations

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

Note 11	Common Stock

a)	Stock Options:

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

2006
(Restated)
Comprehensive loss for the year, as restated	$(7,171,319)
Stock-based compensation	(1,637,692)
Pro forma comprehensive loss for the year	$(8,809,011)
Pro forma basic and diluted loss per share	$(0.02)

The following assumptions were used in the Black-Scholes model to calculate the 2006 charge:

Risk free interest rate	4.31%
Dividend free yield	0%
Expected volatility	107%
Weighted average expected stock option life	2.6 years

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

62,013,003

In November 2007, the Company reduced the exercise price of 16,513,024 of its common stock purchase warrants from $0.12 to $0.035 per common share, and such warrants are subsequently exercised in December 2007. Subsequent to the fiscal year-end, in December 2007, the Company reduced the exercise price of 990,001 of its common stock purchase warrants from $0.12 to $0.035 per common share and 495,001 of its common share purchase warrants from $0.06 to $0.035 per common share, of which a total of 1,484,563 were subsequently exercised in January 2008, and the remaining 439 warrants expired subsequently.

Subsequent to fiscal year-end, in December 2007, the Company reduced the exercise price of 4,166,667 of its common share purchase warrants from $0.10 to $0.035 per common share, and such warrants were subsequently exercised in February 2008.

In fiscal year 2006 and 2007, the Company completed private placements resulting in the issuance of units consisting of one share of Company restricted common stock and one half-warrant (with each whole warrant exercisable for one share of Company restricted common stock). The warrants referenced above were issued during such private placements. There was no value assigned to these warrants when they were granted. The exercise price reduction incentivized the holders to exercise the warrants, which assisted the Company in meeting its working capital requirements. The Company received less proceeds from these exercised warrants due to the price reductions, but the Company believed these warrants would have been left to expire had the Company not effected the exercise price reductions.

c)	Convertible Debentures – Note 7

Note 12	Equity Compensation Plan

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

In January 2007, 21,500,000 stock options were granted to directors and certain employees of the Tri- Con Group.

Note 13	Income Taxes

Tax effects of temporary differences that give rise to deferred tax assets at November 30, 2007 and 2006 are as follows:

	2007	2006
	(Restated)	(Restated)
Net operating loss carry forwards	$18,673,000	$14,989,000
Temporary differences arising from mineral
properties and building, plant and equipment	2,655,000	2,027,000
Valuation allowance	(21,328,000)	(17,016,000)

Net future tax asset	$-	$-

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

At November 30, 2007, the Company had losses carried forward totaling $28,807,000 available to reduce future years’ income for U.S. income tax purposes which expire in various years to 2027. In addition, we had losses carried forward in Canada totaling CDN$20,490,000 which expire in various years to 2027.

The provision for income taxes differs from the amount computed by applying the Canadian statutory federal income tax rate of 34.12% (2006: 38%) to net loss before provision for income taxes. The sources and tax effects of the differences are as follows:

	2007	2006
	(Restated)	(Restated)
Computed “expected” tax benefit	$(2,664,000)	$(2,533,000)
Tax loss expired during the year	550,000	449,000
Temporary differences and other	198,000	185,000
Change in valuation allowance and other	1,916,000	1,899,000

Income tax provision	$-	$-

Note 14	Commitments and Contingencies

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

This property consists of 148 unpatented Federal placer claims.

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
$823,754

The Company entered into a five year office lease agreement expiring in February 2012 for its Fairbanks, Alaska office at an annual lease cost of $18,000 subject to a 4% increase per annum The Company’s future minimum lease payments under this lease are as follows:

Year ending November 30, 2008	$18,660
Year ending November 30, 2009	19,406
Year ending November 30, 2010	20,183
Year ending November 30, 2011	20,990
Year ending November 30, 2012	3,510
$82,749

Annual rent payments in the current year amounted to $165,679 (2006: $143,635).

Note 15	Segment Disclosures

	a)	Reportable Segments

The Company operates in one reportable segment being the acquisition, exploration and development of mineral properties. The Company’s development of low-rank coal-water fuel is in its initial stages and is not a reportable segment.

	b)	Geographical Information

The following presents financial information about geographical areas:

	2007	2006
	(Restated)	(Restated)
Comprehensive loss for the year
Canada	$3,985,004	$2,218,513
United States, as restated	3,323,153	4,952,806

Total	$7,308,157	$7,171,319

Long-lived Assets
Canada	$628,383	$12,738
United States, as restated	2,542,312	1,843,786

Total	$3,170,695	$1,856,524

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007 and 2006
(Stated in United States Dollars)

Note 16	Non-Cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. The following transactions were excluded from the statements of cash flows: During the year ended November 30, 2007 the Company:

a)	Issued 9,285,000 shares at various prices for total proceeds of $872,400 pursuant to payment of consulting fees;

b)	Issued 2,696,609 shares at various prices for total proceeds of $236,016 in settlement of accounts payable for legal fees;

c)	Utilized prior year’s share subscriptions of $237,600 for the issuance of common shares.

During the year ended November 30, 2006 the Company:

a)	Issued 6,075,000 common shares at various prices for total proceeds of $767,250 pursuant to payment of consulting fees;

b)	Utilized prior year’s share subscriptions of $54,500 for the issuance of common shares.

Note 17	Subsequent Events

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

d)

Issued 44,000,000 units at $0.0312 for the aggregate purchase price of $1,375,000 in January 2008. Each unit consists of one share of restricted common stock and one half-warrant, with a full warrant (consisting of two half- warrants) being exercisable for a period of one year for the purchase of one share of restricted common stock at a per share exercise price of $0.07.

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

SUMMARY COMPENSATION TABLE
Name principal position (a)	and Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Garry L Anselmo, Principal Executive Officer	2007	0	0	0	341,439 (1)	0	0	0	341,439
	2006	0	0	0	663,283 (2)	0	0	0	663,283

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding outstanding equity awards of Mr. Anselmo at our fiscal year-end. No other executive officer of the Company received compensation in excess of $100,000 during our last completed fiscal year..

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number Securities Underlying Unexercised Options (#) Exercisable (b)	of Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number Shares Units of Stock That Have Not Vested (#) (g)	of or Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Garry L. Anselmo, Principal Executive Officer	10,000,000	0	0	0.07	January 11, 2013	0	0	0	0
	15,000,000	0	0	0.05	January 4, 2013	0	0	0	0
	3,000,000	0	0	0.05	December 4, 2008	0	0	0	0
	2,500,000	0	0	0.05	January 8, 2011	0	0	0	0
	6,000,000	0	0	0.05	July 8, 2011	0	0	0	0
Total	36,500,000	0	0			0	0	0	0

Compensation of Directors

The following table sets forth certain compensation information for the members of our Board of Directors.

DIRECTOR COMPENSATION
Name (a)	Fees Earned Paid Cash ($) (b)	or in Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Stuart C. McCulloch	0	0	68,288 (1)	0	0	0	68,288
James F. Dixon	0	0	68,288 (2)	0	0	0	68,288

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

With the exception of periodic grants of stock incentive options, we do not compensate our directors for serving in such capacities. Our 2006 Stock Option Plan, our 2006-II Stock Option Plan, our 2007 Stock Option Plan, and our 2007-1 Equity Compensation Plan each permit the grant of incentive stock options to our directors.

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

	Number of	Weighted	Number of
	securities to be	average exercise	securities
	issued upon	price of	available for
	exercise of	outstanding	future plan
	outstanding	options,	issuance
	options,	warrants, and
	warrants, and	rights
	rights
Plan Category
Equity compensation plans	N/A	N/A	N/A
approved by security holders
Equity compensation plans not
approved by security holders
2007-1 Equity Compensation Plan	N/A	N/A	25,000,000
2007 Stock Option Plan	25,000,000	$0.07	3,500,000
2006-II Stock Option Plan	27,300,000	$0.07	700,000
2006 Stock Option Plan	31,100,000	$0.05	5,900,000

On August 31, 2007, our Board of Directors adopted the 2007-1 Equity Compensation Plan (the “Incentive Stock Option Plan”). The Incentive Stock Option Plan was established to encourage certain of our officers, employees, directors and consultants to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company, as well as to attract and retain capable individuals. A maximum of twenty-five million (25,000,000) shares of our common stock can be issued under the Incentive Stock Option Plan. The aggregate fair market value of the our common shares issued to an employee in exchange for stock options under the Incentive Stock Option Plan cannot exceed $100,000 during any calendar year. The Incentive Stock Option Plan may be terminated at the discretion of the Board of Directors of the Company.

On January 11, 2007, our Board of Directors adopted the 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan authorizes the issuance of options to purchase our common stock to directors, officers, employees, and eligible consultants. We reserved 25,000,000 shares of our Common Stock for awards to be made under the 2007 Plan. On February 20, 2007, we filed a registration statement on Form S-8 to register all 25,000,000 of such shares. The 2007 Plan is to be administered by a committee of two or more members of the Board of Directors. The 2007 Plan allows for the issuance of incentive stock options (which can only be granted to employees) and non-qualified stock options. The committee shall determine the type of option granted, the exercise price, the option term (which may be no more than ten years), and terms and conditions of exercisability.

On March 29, 2006, our Board of Directors adopted the 2006-II Stock Option Plan (the “2006-II Plan”). The 2006-II Plan authorizes the issuance of options to purchase our common stock to directors, officers, employees, and eligible consultants. We reserved 28,000,000 shares of our Common Stock for awards to be made under the 2006-II Plan. On March 31, 2006, we filed a registration statement on Form S-8 to register all 28,000,000 of such shares. The 2006-II Plan is to be administered by a committee of one or more members of the Board of Directors, and Mr. Garry L. Anselmo and Mr. James F. Dixon were named members of the committee charged with administering the 2006-II Plan. The 2006-II Plan allows for the issuance of incentive stock options (which can only be granted to employees) and non-qualified stock options. The committee shall determine the type of option granted, the exercise price, the option term (which may be no more than ten years), and terms and conditions of exercisability.

On January 4, 2006, our Board of Directors adopted the 2006 Stock Option Plan (the “2006 Plan”). The 2006 Plan authorizes the issuance of options to purchase our common stock to directors, officers, employees, and eligible consultants. We reserved 37,000,000 shares of our Common Stock for awards to be made under the 2006 Plan. On April 11, 2006, we filed a registration statement on Form S-8 to register all 37,000,000 of such shares. The 2006 Plan is to be administered by a committee of two or more members of the Board of Directors. The 2006 Plan allows for the issuance of incentive stock options (which can only be granted to employees) and non-qualified stock options. The committee shall determine the type of option granted, the exercise price, the option term (which may be no more than ten years), and terms and conditions of exercisability.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Tri-Con Mining Group

We have had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., and Tri-Con Mining Alaska Inc. (collectively, the “Tri-Con Mining Group”). Each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. are owned and controlled by Mr. Garry Anselmo, our chief executive officer, chief financial officer and, the chairman of our board of directors. We are party to three separate contracts dated January 1, 1997 with the Tri-Con Mining Group, one with each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc.

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

The aggregate amounts paid to the Tri-Con Mining Group in each of the late two fiscal years, by category, including amounts relating to the Grant Mine Project and Nolan properties, for disbursements and for services rendered by the Tri-Con Mining Group personnel working on the Company’s projects, and include interest charged on outstanding balances at the Tri-Con Mining Group’s borrowing costs, are shown below:

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

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-KSB regarding director independence, we have used the definition of “independent director” set forth in the Marketplace Rules of The Nasdaq Stock Market, which defines an “independent director” generally as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, we believe that James Dixon and Stuart McCulloch are independent directors.

ITEM 13. EXHIBITS

Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)

10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.13	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.14	2006 Stock Option Plan (10)
10.15	2006-II Stock Option Plan (11)
10.16	2007 Stock Option Plan (12)
10.17 *	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007
10.18	2007-1 Equity Compensation Plan (13)
14.1	Code of Ethics (9)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 *	Recorded Documents Relating to Federal and State Mining Claims

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on September 7, 2007. * Filed herewith.

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

Silverado Gold Mines Ltd.

Date: January 21, 2009	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial
Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 21, 2009	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial
Officer (Principal Accounting Officer)

Date: January 21, 2009	By: /s/ James F. Dixon
James F. Dixon,
Director

Date: January 21, 2009	By: /s/ Stuart McCulloch
Stuart McCulloch,
Director