Form 10-Q/A
period 2008-02-29
SILVERADO GOLD MINES LTD
filed 2009-01-23
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2008

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the transition period from _________ to _________

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

EXPLANATORY NOTE

Silverado Gold Mines Ltd. is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission (“SEC”) on April 14, 2008, in order to restate the financial statements for the corresponding period and to address the comments of the SEC following the conclusion of its review of certain of the Company’s filings.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
INDEX

Quarterly Period Ended February 29, 2008

			Page

PART I	FINANCIAL INFORMATION

	ITEM 1	FINANCIAL STATEMENTS

		Condensed Consolidated Balance Sheets as of February 29, 2008 (unaudited) and November 30, 2007 (audited)	4

		Condensed Consolidated Statements of Operations for the three months ended February 29, 2008 and February 28, 2007, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through February 29, 2008 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the three months ended February 29,2008 and February 28, 2007, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through February 29, 2008 (unaudited)	6

		Notes to the Condensed Consolidated Financial Statements as of February 29, 2008 (unaudited)	7

	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	22

	ITEM 3	CONTROLS AND PROCEDURES	26

PART II	OTHER INFORMATION

	ITEM 1	LEGAL PROCEEDINGS	27

	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	27

	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

	ITEM 5	OTHER INFORMATION	27

	ITEM 6	EXHIBITS	27

SIGNATURES			30

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	February 29, 2008	November 30, 2007
	(Unaudited)	(Audited)
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$3,769,461	$1,073,457
Gold inventory	1,598,738	1,969,870
Other receivables	-	294,505
Total Current Assets	5,368,199	3,337,832
Mineral rights	1,091,821	1,012,316
Property, plant and equipment, net	2,102,858	2,158,379
Total Assets	$8,562,878	$6,508,527

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$233,019	$210,404
Mineral claims royalty payable	390,000	360,000
Due to related parties	1,411,208	1,214,717
Convertible debentures, current portion	140,000	140,000
Capital lease obligation, current portion	1,047	31,013
Total Current Liabilities	2,175,274	1,956,134
Asset retirement obligation	535,824	529,311
Total Liabilities	2,711,098	2,485,445

SHAREHOLDERS' EQUITY
Common stock
Authorized:
unlimited common shares with no par value
Issued and outstanding:
926,270,430 common shares (2007:785,607,717)	93,671,823	89,374,641
Additional paid-in captial	1,200,408	1,200,408
Subscriptions received	51,958	275,136
Accumulated deficit during exploration stage	(89,072,409)	(86,827,103)
Total Stockholders' Equity	5,851,780	4,023,082
Total Liabilities and Stockholders' Equity	$8,562,878	$6,508,527

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LIMITED
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE LOSS (UNAUDITED)
(Stated In United States Dollars)

			Period Since
	Three Months Ended		Recommencement of
	February 29, 2008	February 28, 2007	Exploration Stage
			December 1, 2001 to
	(Unaudited)	(Unaudited)	February 29, 2008
	(Restated)	(Restated)	(Restated)
General and administrative expenses
Accounting and audit	$73,590	$12,231	$463,525
Advertising, promotion and travel	117,400	104,687	2,850,415
Consulting fees	404,246	310,390	7,168,105
Depreciation, amortization, accretion and impairment	104,559	61,950	2,330,070
Exploration expenses	678,862	865,371	13,106,477
Financing activities	-	-	302,003
Legal	36,771	41,761	748,186
Management fees	207,439	1,043,937	4,972,146
Office Expenses	204,570	312,014	3,974,680
Related party charges in excess of costs incurred	231,682	228,908	3,998,624
Reporting and investor relations	79,841	51,609	620,231
Research	18,000	46,575	787,690
Transfer agent and filing fees	21,471	9,911	232,951
Write-down of property, plant and equipment	-	-	285,875
Write-off of mineral claim expenditures	-	-	1,159,529
	2,178,431	3,089,344	43,000,507
Loss from operations	(2,178,431)	(3,089,344)	(43,000,507)
Gold income earned during the exploration stage
Gold sale proceeds earned during the exploration stage	372,915	253,507	1,834,228
Cost of gold sold	(371,132)	(200,595)	(1,657,951)
Gold inventory addition from gold extraction	-	49,070	3,248,056
Total gold income earned during the exploration stage	1,783	101,982	3,424,333
Other income (expenses)
Interest and other income	41	22,158	256,709
Interest expenses on capital lease obligations	(194)	(6,535)	(317,488)
Interest expenses on convertible debentures	(2,800)	(2,800)	(698,607)
Other interest expenses	(3,942)	(3,095)	(51,414)
Total other (expenses) income	(6,895)	9,728	(810,800)
Net loss before cumulative effect of accounting change	(2,183,543)	(2,977,634)	(40,386,974)
Cumulative effect of accounting change	-	-	(99,481)
Net loss	(2,183,543)	(2,977,634)	(40,486,455)
Other comprehensive income
Gain (loss) on foreign exchange	(61,763)	(32,219)	318,990

Comprehensive loss for the period	$(2,245,306)	$(3,009,853)	$(40,167,465)

Net loss per share	$(0.003)	$(0.005)

Basic and diluted weighted average number
of common shares outstanding	840,859,504	635,606,962

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

			Period Since
	Three Months Ended		Recommencement of
	February 29, 2008	February 28, 2007	Exploration Stage
			December 1, 2001 to
	(Unaudited)	(Unaudited)	February 29, 2008
	(Restated)	(Restated)	(Restated)
CASH PROVIDED BY (USED FOR):
Operating activities:
Net loss for the period	$(2,245,306)	$(3,009,853)	$(40,167,465)
Adjustments to reconcile loss to net cash used in operating activities:
Cumulative effect of accounting change	-	-	99,481
Depreciation, amortization, accretion and impairment	104,559	61,950	2,330,070
Non-cash management fees	-	734,094	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting and legal expense	240,000	244,051	2,977,706
Non-cash financing expense	-	-	252,003
Interest accrued	2,800	2,800	489,170
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in non-cash operating working capital:
Gold inventory	371,132	151,525	(1,590,105)
Other receivables	294,505	(6,562)	2,875
Prepaid expense	-	-	-
Accounts payable and accrued liabilities	19,815	(110,601)	(376,314)
Asset retirement obligation	6,513	6,514	6,513
Net cash used in operating activities	(1,205,982)	(1,926,082)	(30,937,331)

Investing activities:
Investment in mineral properties	(49,505)	(5,000)	(1,018,321)
Purchase of property, plant and equipment	(49,038)	(251,862)	(2,793,457)
Disposal of property, plant and equipment	-	-	207,289
Net cash used in investing activities	(98,543)	(256,862)	(3,604,489)

Financing activities:
Advances from related party	196,491	449,104	1,119,896
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligation	(29,966)	(83,945)	(1,130,560)
Repayment of convertible debentures	-	-	(74,999)
Common stock issued for cash (net of share issue costs)	3,834,004	520,000	38,415,580
Net cash provided by financing activities	4,000,529	885,159	38,294,188

Increase (decrease) in cash and cash equivalents	2,696,004	(1,297,785)	3,752,368
Cash and cash equivalents, at beginning of the period	1,073,457	3,509,418	17,093

Cash and cash equivalents, at end of the period	$3,769,461	$2,211,633	$3,769,461

Supplemental Cash Flow Information (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 1 – Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Silverado Gold Mines Ltd. and its wholly-owned subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc. (collectively, “Silverado” or the “Company”). All significant inter-company transactions have been eliminated.

The unaudited condensed consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as of February 29, 2008, and the results of operations and cash flows for all periods presented, have been included. Readers of these financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the entire fiscal year as a whole.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Silverado’s Amendment No. 1 to its Annual Report on Form 10-KSB, for the fiscal year ended November 30, 2007. Certain of the prior period’s figures in the statement of operations and cash flows have been reclassified to conform to the presentation adopted in the current period.

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

Note 2 – Changes in Significant Accounting Policies, Restatements and Reclassifications

Following the conclusion of a review of certain of the Company’s filings by the Securities and Exchange Commission, the Company determined to make certain accounting policies changes, restatements and reclassifications to its consolidated balance sheets for the fiscal years ended November 30, 2007 and 2006, and its related consolidated statements of operations and other comprehensive income for the fiscal years ended November 30, 2007 and 2006 and for the period since recommencement of exploration stage from December 1, 2001 to November 30, 2007 (refer to the Company’s Amendment No. 1 to its Annual Report on Form 10-KSB, for the year ended November 30, 2007.) Following are the accounting policies affected by the restatements.

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

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 2 – Changes in Significant Accounting Policies, Restatements and Reclassifications (continued)

b) Gold Inventory (continued)

Retroactively effective from the period since recommencement of exploration stage from December 1, 2001, the Company has modified the accounting policy in the gold inventory to measure the gold inventories at the lower of cost or market. The Company is still in the exploration stage. By definition, the Company’s direct and absorbed costs would exceed the market value of any gold recovery. Therefore, the Company has retroactively set up inventory groups from December 1, 2001, valued each group at the spot price as of the date of the addition to the gold inventory, and recorded the costs of gold inventory sold on a first-in first-out basis. Gold sale proceeds and cost of gold sold are now recorded as other income earned during the exploration stage.

c) Revenue Recognition

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

d) Mineral Rights Payments and Exploration Costs

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

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 2 – Changes in Significant Accounting Policies, Restatements and Reclassifications (continued)

e) Restatements and Reclassifications

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

In addition, $391,261 of share issuance costs previously expended and included in financing activities expenses and office expenses is reclassified to against proceeds received from common stock issuance. Certain of the previously stated figures in the consolidated statements of operations and other comprehensive loss have been reclassified to conform to the proper presentation.

The effect of the restatements on total assets for the period presented is as follows:

February 29, 2008
(Restated)
Total Assets, as previously stated	$8,337,411
Gold inventory, as previously stated at spot price	(2,465,092)
Gold inventory, as restated at the lower of cost or market	1,598,738
Mineral rights previously expensed	1,091,821
Total Assets, as restated	$8,562,878

Total Stockholders' Equity, as previously stated	$5,626,313
Common stock deduction for the share issue costs, previously expensed	(391,261)
Changes in accumulated deficit due to accounting policy changes and reclassification	616,728
Total Stockholders' Equity, as restated	$5,851,780

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 2 – Changes in Significant Accounting Policies, Restatements and Reclassifications (continued)

e) Restatements and Reclassifications (continued)

The effect of the restatements and reclassifications on the results of operations and accumulated losses is as follows:

	Three Months Ended

	February 29, 2008	February 28, 2007
	(Restated)	(Restated)

Comprehensive loss for the period, as previously stated	$(2,227,794)	$(3,098,742)

Changes in exploration expenses:
Capitalized mineral rights costs	79,505	85,000
Gold sale proceeds previously stated as a reduction	(372,915)	(253,507)
Reclassification of gold inventory change previously included	(117,146)	155,414
Reclassification of exploration expenses previously included in office expenses	(122,534)	-
Related party charges reclassified	205,099	228,908
	(327,991)	215,815
Changes in management services:
Related party charges reclassified	26,583	-
Reclassification of stock based compensation	-	(734,094)
	26,583	(734,094)
Other reclassifications:
For related party charges in excess of costs incurred	(231,682)	(228,908)
For office expenses reclassified to exploration expenses	122,534	-
For stock-based compensation reclassified to management services	-	734,094
For financing activities reclassified to common stock as share issue costs	271,992	-
For office expenses reclassified to common stock as share issue costs	119,270	-
For consulting fees reclassified from advertising, promotion and travel	(28,836)	-
For advertising, promotion and travel reclassified to consulting fees	28,835	-
	282,113	505,186

Gold extraction and gold sales during the exploration stage
Gold sale proceeds	372,915	253,507
Cost of gold sold	(371,132)	(200,595)
Gold inventory addition from gold extraction	-	49,070
Total gold income earned during the exploration stage	1,783	101,982

Comprehensive loss for the period, as restated	$(2,245,306)	$(3,009,853)

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 3 – Recent Accounting Pronouncements and Significant Accounting Policies

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

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 3 – Recent Accounting Pronouncements and Significant Accounting Policies (continued)

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

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 3 – Recent Accounting Pronouncements and Significant Accounting Policies (continued)

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

Note 4 – Related Party Transactions

Silverado has related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., Tri-Con Mining Alaska Inc. (collectively “Tri-Con” or the “Tri-Con Group”), all of which are controlled by a director and officer of the Company.

The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all the Company’s fieldwork and to provide field administrative and management services. Under the current contract dated January 1, 1997 work is charged at cost plus 25% for exploration and at cost plus 15% for development and mining services. Cost includes out of pocket or actual cost plus 15% charge for office overhead. There is no mark up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company

Tri-Con’s services for the current fiscal year are focusing mainly on Silverado’s corporate planning and preparation for year-round operations and administration services. The aggregate amounts billed by Tri-Con each period include: services rendered by Tri-Con personnel and subcontractors working on Silverado projects, and disbursements incurred.

As of February 29, 2008, Silverado owed $1,411,208 (November 30, 2007: $1,214,717) to Tri-Con for exploration and administration services performed on behalf of Silverado. The following is a summary of Tri-Con services charges for the three months ended February 29, 2008 and February 28, 2007:

	February 29,	February 28,
	2008	2007
	(Unaudited)	(Unaudited)
Exploration Services	$730,221	$1,079,322
Administration and management services	528,594	309,843
Research	-	46,575
	$1,258,815	$1,435,740

Amount of total charges in excess of Tri-Con’s costs incurred	$231,682	$228,908

Percentage of excess amount charged	18.4%	15.9%

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 5 – Basic and Diluted Loss per Share

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

Note 6 – Gold Inventory

For the three months ended February 29, 2008, the Company sold 564.46 troy ounces of gold, as restated, (for the three months ended February 28, 2007: 321.72 troy ounces) for proceeds of $372,915 (February 28, 2007: $253,507), which were recorded as other income earned during the exploration stage. The following is a summary of gold inventory changes during the three months ended February 29, 2008 and during the year ended November 30, 2007:

	Troy Ounces	Weighted
	(Restated)	Average price	Value (Restated)
Balance as of November 30, 2006, as restated	791	$623.50	$493,188
Additions from gold extraction	3,778	656.12	2,489,124
Cost of gold sold	(1,573)	619.61	(1,012,443)
Balance as of November 30, 2007, as restated	2,996	657.50	1,969,870
Additions from gold extraction	-	-	-
Cost of gold sold, as restated	(564)	657.50	(371,132)
Balance as of February 29, 2008, as restated	2,432	$657.50	$1,598,738

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 7 – Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization is provided on a straight line basis as follows:

Mining equipment	10 years
Auto and trucks	5 years
Computer software	1 year
Computer equipment	3 years
Leaseholds improvements	Duration of lease (5-7 years)
Furniture and Fittings	10 years

Property, plant and equipment primarily include mining equipment and camp facilities at the Nolan Gold Project. Leasehold improvements are for both the Vancouver, BC and Fairbanks, AK offices. Assets currently in construction are segregated and will be reclassified as depreciable assets as soon as they are put into use. The following is a summary of property, plant and equipment as at February 29, 2008 and November 30, 2007:

	February 29,
	2008	November 30,
	(Unaudited)	2007
Offices
Office leasehold improvements	$612,117	$612,177
Computer Equipment and software	107,661	105,797
Furniture and Fittings	394,358	394,358

Mining Project
Nolan Gold Project buildings	63,000	63,000
Leasehold improvements	48,123	48,123
Nolan mining equipment	2,307,987	1,489,962
Nolan mining equipment under capital lease	-	819,842
Other equipment	27,200	27,200

Capital assets in construction	48,991
	3,609,437	3,560,459
Accumulated depreciation and amortization	(1,506,579)	(1,402,020)
Net Book Value	$2,102,858	$2,158,439

Note 8 – Debentures

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

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 9 – Common Stock (Restated)

During the three-month period ended February 29, 2008, the Company completed private placements resulting in the issuance of an aggregate of 35,000,000 units at $0.03 per unit and 80,698,459 units at $0.0325 per unit. Each unit consists of one share of the Company’s restricted common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for a period of one year at a per share exercise price of $0.07. The Company received gross proceeds of $3,672,700 from such private placements, as well as $775,749 from the sale of restricted common stock through warrant exercises. The Company paid commission fees of $391,267, which was recorded as a reduction of common stock, as restated.

The following is a summary of the change in common stock for the three-month period ended February 29, 2008 and for the fiscal year ended November 30, 2007:

		Common Shares
	Number of	Amount
	Common Shares	(Restated)
Balance as of November 30, 2006	630,785,052	$82,538,598
Shares issued for:
Private placement at $0.0321 per share	59,166,669	1,900,000
Private placement at $0.035 per share	4,700,000	164,500
Shares Exercised issued for share warrants purchase exercises warrants at $0.03 - $0.07	65,754,387	3,429,586
Exercised stock options at $0.05 - $0.058	12,680,000	642,000
Commissions paid	-	(408,458)
Shares issued for consulting fees at $0.07 - $0.1435	12,521,609	1,108,415
Balance as of November 30, 2007	785,607,717	89,374,641
Shares issued for cash:
Private placement at $0.03 per share	35,000,000	1,050,000
Private placement at $0.0325 per share	80,698,459	2,622,700
Share purchase warrants exercised at $0.035, December 2007	16,513,024	577,956
Share purchase warrants exercised at $0.035, January 2008	1,484,563	51,960
Share purchase warrants exercised at $0.035, February 2008	4,166,667	145,833
Commissions paid, as restated	-	(391,267)
Shares issued for consulting fees at $0.06, January 2008	500,000	30,000
Shares issued for consulting fees at $0.10, February 2008	1,800,000	180,000
Shares issued for consulting fees at $0.06, February 2008	500,000	30,000
Balance as of February 29, 2008, as restated	926,270,430	$93,671,823

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 10 – Stock Options and Common Stock Purchase Warrants

(a) Stock Options

There is no Stock Option Plan adopted for fiscal year 2008 and no options granted during the three months ended February 29, 2008.

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

On January 11, 2007, the Company granted 21,500,000 stock options with an exercise price of $0.07 and an expiration date of January 11, 2013 under the 2007 Plan. The granted options vested immediately. As of February 29, 2008, 3,500,000 options under the 2007 Plan are available for future awards.

A summary of the change in stock options for the three-month period ended February 29, 2008 and for the fiscal year ended November 30, 2007 is as follows:

			Weighted
	Outstanding and		Average
	Exercisable	Weighted Average	Remaining
	Options	Excercise Price	Contractual Life
Balance, November 30, 2006	63,180,000	$0.07	4.80 years
Options granted	21,500,000	0.07
Options cancelled and expired	-	-

Balance, November 30, 2007	72,500,000	0.06	4.43 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	(2,100,000)	0.11

Balance, February 29, 2008	70,400,000	$0.06	4.22 years

The balance of outstanding and exercisable common stock options as at February 29, 2008 is as follows:

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 10 – Stock Options and Common Stock Purchase Warrants (continued)

(a) Stock Options (continued)

Number of Options		Remaining
Outstanding and		Contractual Life
Exercisable	Exercise Price	(Years)
500,000	$0.060	0.76
50,000,000	0.050	0.76 - 4.85
19,900,000	0.070	4.87

70,400,000

Fair Value Determination

The fair value of stock options granted using the Black-Scholes option pricing model was calculated using the following weighted average assumptions:

	Three Months Ended February 29,
	2008	2007
Risk free interest rate	-	5.10%
Expected volatility	-	74.50%
Expected term of stock option in years	-	3 years
Expected dividend yield	-	0%
Weighted average value per option	-	$0.034

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

For the three months ended February 29, 2008, there were no stock options granted. For the three months ended February 29, 2007, 21,500,000 stock options were granted to directors and officers as well as to employees of the Tri-Con Group at an exercise price of $0.07 with a six year term expiring January 11, 2013. Based on the Black-Scholes option pricing model, $734,094 of stock based compensation was recognized and included in the statement of options and other comprehensive income as management fees. The details are as follows:

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 10 – Stock Options and Common Stock Purchase Warrants (continued)

(a) Stock Options (continued)

	Three Months Ended February 29,		Three Months Ended February 28,
	2008		2007
	Number of	Stock-based	Number of	Stock-based
	Options	Compensation	options	Compensation
Management fees:
Directors and Officers fees	-	$-	18,100,000	$617,934
Tri-Con Employees management fees	-	-	3,400,000	116,160
Total	-	$-	21,500,000	$734,094

(b) Common Stock Purchase Warrants

In November 2007, the Company reduced the exercise price of 16,513,024 of its common stock purchase warrants from $0.12 to $0.035 per common share, and such warrants were exercised in December 2007.

In December 2007, the Company reduced the exercise price of 990,001 of its common stock purchase warrants from $0.12 to $0.035 per common share and 495,001 of its common share purchase warrants from $0.06 to $0.035 per common share, of which a total of 1,484,563 were exercised in January 2008, and the remaining 439 warrants subsequently expired in April 2008.

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

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 10 – Stock Options and Common Stock Purchase Warrants (Continued)

(b) Common Stock Purchase Warrants (continued)

A summary of the change in common stock purchase warrants for the three-month period ended February 29, 2008 and for the fiscal year ended November 30, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Outstanding	Average	Contractual
	Warrants	Excercise Price	Life

Balance, November 30, 2006	138,579,724	$0.098	0.83 years
Warrants issued	29,583,335	0.100
Warrants exercised	(65,754,387)	0.085
Warrants expired	(40,395,669)	0.100

Balance, November 30, 2007	62,013,003	0.110	0.32 years
Warrants issued	57,849,234	0.070
Warrants exercised	(22,164,254)	0.035
Warrants expired	-	-

Balance, February 29, 2008	97,697,983	$0.085	0.69 years

The balance of outstanding and exercisable common stock warrants as at February 29, 2008 is as follows:

Number of		Remaining
Warrants		Contractual Life
Outstanding	Exercise Price	(Years)

14,432,081	$0.120	0.08 - 0.10
25,416,668	0.100	0.52 - 0.55
57,849,234	0.070	0.84 - 0.96

97,697,983

SILVERADO GOLD MINES LIMITEDAND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of February 29, 2008
(Stated In United States Dollars)

Note 11 – Supplemental Cash Flow Information

	Three Months Ended
	February 29, 2008	February 28, 2007
	(Restated)	(Restated)
Changes in non-cash financing and investing activities:
Common shares issued for services	$240,000	$244,051
Common shares issued for subscriptions received	275,136	273,600
Mineral claims royalty payable changes at period-end for mineral properties	30,000	80,000

Other cash flow information:
Interest paid	$2,994	$9,335

Note 12 – Commitments

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)

10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.1	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.13	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.14	2006 Stock Option Plan (10)
10.15	2006-II Stock Option Plan (11)
10.16	2007 Stock Option Plan (12)
10.17	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (13)
10.18	2007-1 Equity Compensation Plan (14)
14.1	Code of Ethics (9)
31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Recorded Documents Relating to Federal and State Mining Claims (15)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007
(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on September 7, 2007.
(15)	Filed as an exhibit to the Company’s Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended November 30, 2007.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: January 21, 2009	/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial Officer
(Principal Financial and Accounting Officer)