Form 10-Q/A
period 2008-05-31
SILVERADO GOLD MINES LTD
filed 2009-01-23
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2008

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

EXPLANATORY NOTE

Silverado Gold Mines Ltd. is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission (“SEC”) on July 15, 2008, in order to restate the financial statements for the corresponding period and to address the comments of the SEC following the conclusion of its review of certain of the Company’s filings.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES

(An Exploration Stage Company)
INDEX

Quarterly Period Ended May 31, 2008

			Page

PART I	FINANCIAL INFORMATION

	ITEM 1	FINANCIAL STATEMENTS

		Condensed Consolidated Balance Sheets as of May 31, 2008 (unaudited) and November 30, 2007	4

		Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three and six months ended May 31, 2008 and 2007, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through May 31, 2008 (unaudited)	5

		Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2008 and 2007, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through May 31, 2008 (unaudited)	6

		Notes to the Condensed Consolidated Financial Statements as of May 31, 2008 (unaudited)	7

	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	22

	ITEM 3	CONTROLS AND PROCEDURES	27

PART II	OTHER INFORMATION

	ITEM 1	LEGAL PROCEEDINGS	28

	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	28

	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28

	ITEM 5	OTHER INFORMATION	28

	ITEM 6	EXHIBITS	29

SIGNATURES			31

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	May 31, 2008	November 30, 2007
	(Unaudited)	(Audited)
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$709,139	$1,073,457
Gold inventory, net	1,598,738	1,969,870
Other receivables	5,743	294,505
Prepaid expenses	79,497	-
Total Current Assets	2,393,117	3,337,832
Mineral rights	1,091,821	1,012,316
Property, plant and equipment, net	2,065,120	2,158,379
TOTAL ASSETS	$5,550,058	$6,508,527

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$216,383	$210,404
Mineral claims royalty payable	390,000	360,000
Due to related parties	50,542	1,214,717
Convertible debentures, current portion	140,000	140,000
Capital lease obligation, current portion	-	31,013
Total Current Liabilities	796,925	1,956,134
Asset retirement obligation	542,337	529,311
Total Liabilities	1,339,262	2,485,445

SHAREHOLDERS' EQUITY
Common stock
Authorized:
unlimited common shares with no par value
Issued and outstanding:
926,270,430 common shares (2007:785,607,717)	93,671,823	89,374,641
Additional paid-in capital	1,200,408	1,200,408
Subscriptions received	-	275,136
Accumulated deficit during exploration stage	(90,661,435)	(86,827,103)
Total Shareholders’ Equity	4,210,796	4,023,082
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,550,058	$6,508,527

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE LOSS (UNAUDITED)
(Stated In United States Dollars)

					Period Since
					Recommencement of
	Three Months Ended		Six Months Ended		Exploration Stage
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007	December 1, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	to May 31, 2008
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

General and administrative expenses
Accounting and audit	$102,334	$41,904	$175,924	$54,135	$565,859
Advertising, promotion and travel	19,585	446,080	136,984	550,767	2,869,999
Consulting fees	91,875	351,774	496,121	662,164	7,259,980
Depreciation, amortization, accretion and
impairment	60,358	31,278	164,917	93,228	2,390,428
Exploration expenses	337,679	911,230	1,016,541	1,776,601	13,444,156
Financing activities	-	-	-	-	302,003
Legal	67,020	64,284	103,791	106,045	815,206
Management services	78,267	226,314	285,706	1,270,251	5,050,413
Office Expenses	161,649	102,680	366,219	414,694	4,136,329
Related party charges in excess of costs
incurred	297,910	326,864	529,592	555,772	4,296,534
Reporting and investor relations	103,115	74,254	182,956	125,863	723,346
Research	198,500	11,813	216,500	58,388	986,190
Transfer agent and filing fees	9,523	17,953	30,994	27,864	242,474
Write-down of property, plant and equipment	-	-	-	-	285,875
Write-off of mineral claim expenditures	-	-	-	-	1,159,529
Total general and administrative expenses	1,527,815	2,606,428	3,706,245	5,695,772	44,528,321

Loss from operations	(1,527,815)	(2,606,428)	(3,706,245)	(5,695,772)	(44,528,321)
Gold income earned during the exploration stage
Gold sale proceeds earned during the
exploration stage	-	-	372,915	253,507	1,834,228
Cost of gold sold	-	-	(371,132)	(200,595)	(1,657,951)
Gold inventory addition from gold extraction	-	-	-	49,070	3,248,056
Total gold income earned	-	-	1,783	101,982	3,424,333
Interest income (expenses)
Interest and other income	20,303	26,485	20,344	48,643	277,012
Interest on capital lease obligations	(6,417)	(4,952)	(6,611)	(11,487)	(323,905)
Interest on convertible debentures	(2,800)	(2,800)	(5,600)	(5,600)	(701,407)
Other interest and bank charges	(4,023)	(3,489)	(7,965)	(6,584)	(55,437)
Total interest (expenses) income	7,063	15,244	168	24,972	(803,737)

Net loss before cumulative effect of accounting	(1,520,752)	(2,591,184)	(3,704,294)	(5,568,818)	(41,907,725)
change
Cumulative effect of accounting change	-	-	-	-	(99,481)

Net loss	(1,520,752)	(2,591,184)	(3,704,294)	(5,568,818)	(42,007,206)
Other comprehensive (loss) income
(Loss) / Gain on foreign exchange	(68,275)	271,024	(130,038)	238,805	250,715

Comprehensive loss for the period	$(1,589,027)	$(2,320,160)	$(3,834,332)	$(5,330,013)	$(41,756,491)

Net loss per share, basic and diluted	$(0.002)	$(0.004)	$(0.004)	$(0.008)

Basic and diluted weighted average number
of common shares outstanding	926,270,430	677,808,737	884,945,283	656,904,280

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

			Period Since
			Recommencement
			of Exploration
	Six Months Ended		Stage
	May 31, 2008	May 31, 2007	December 1, 2001
	(Unaudited)	(Unaudited)	to May 31, 2008
	(Restated)	(Restated)	(Restated)
CASH PROVIDED BY (USED FOR):
Operating activities:
Net comprehensive loss for the period	$(3,834,332)	$(5,330,013)	$(41,756,491)
Adjustments to reconcile loss to net cash used in
operating activities:
Cumulative effect of accounting change	-	-	99,481
Depreciation, amortization, accretion and impairment	164,917	93,228	2,390,428
Non-cash management fees	-	734,094	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting and legal expense	240,000	432,708	2,977,706
Non-cash financing expense	-	-	252,003
Interest accrued	5,600	5,600	491,970
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in non-cash operating working capital:
Gold inventory	371,132	151,525	(1,590,105)
Other receivables	288,762	(11,983)	(2,868)
Prepaid expense	(79,497)	-	(79,497)
Accounts payable and accrued liabilities	379	(41,609)	(395,750)
Asset retirement obligation	13,026	-	13,026
Net cash used in Operating activities	(2,830,013)	(3,966,450)	(32,561,362)
Investing activities:
Investment in mineral properties	(49,505)	(5,000)	(1,018,321)
Purchase of property, plant and equipment	(71,658)	(870,866)	(2,816,077)
Disposal of property, plant and equipment	-	-	207,289
Net cash used in Investing activities	(121,163)	(875,866)	(3,627,109)
Financing activities:
Advances from related party	(1,164,175)	46,389	(240,770)
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligation	(31,013)	(169,473)	(1,131,607)
Repayment of convertible debentures	-	-	(74,999)
Common stock issued for cash (net of share issue costs)	3,782,046	3,719,126	38,363,622
Net cash provided by financing activities	2,586,858	3,596,042	36,880,517

(Decrease) / increase in cash and cash equivalents	(364,318)	(1,246,274)	692,046
Cash and cash equivalents, at beginning of the period	1,073,457	3,509,418	17,093

Cash and cash equivalents, at end of the period	$709,139	$2,263,144	$709,139
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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Silverado’s Amendment No. 1 to is Annual Report on Form 10-KSB, for the fiscal year ended November 30, 2007. Certain of the prior period’s figures in the statement of operations and cash flows have been reclassified to conform to the presentation adopted in the current period.

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

Note 2 – Changes in Significant Accounting Policies, Restatements and Reclassifications

Following the conclusion of a review of certain of the Company’s filings by the Securities and Exchange Commission, the Company determined to make certain accounting policies changes, restatements and reclassifications to its consolidated balance sheets for the fiscal years ended November 30, 2007 and 2006, and its related consolidated statements of operations and other comprehensive income for the fiscal years ended November 30, 2007 and 2006 and for the period since recommencement of exploration stage from December 1, 2001 to November 30, 2007 (refer to the Company’s Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended November 30, 2007.) Following are the accounting policies affected by the restatements.

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

The effect of the restatements on total assets for the period presented is as follows:

May 31, 2008
(Restated)
Total Assets, as previously stated	$4,830,891
Gold inventory, as previously stated at spot price	(1,971,392)
Gold inventory, as restated at the lower of cost or market	1,598,738
Mineral rights previously expensed	1,091,821
Total Assets, as restated	$5,550,058

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2008
(Stated In United States Dollars)

Note 2 – Changes in Significant Accounting Policies, Restatements and Reclassifications (continued)

e) Restatements and Reclassifications (continued)

The effect of the restatements and reclassifications on the results of operations and accumulated losses is as follows:

	Three Months Ended		Six Months Ended

	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
	(Restated)	(Restated)	(Restated)	(Restated)

Comprehensive loss for the period, as previously stated	$(2,082,727)	$(2,320,160)	$(3,919,259)	$(5,418,902)

Changes in exploration expenses:
Capitalized mineral rights costs	-	-	79,505	85,000
Gold sale proceeds previously stated as a reduction	-	-	(372,915)	(253,507)
Reclassification of gold inventory change previously included	493,700	-	376,554	155,414
Related party charges reclassified	108,320	235,218	313,419	464,126
	602,020	235,218	396,563	451,033
Changes in management services:
Related party charges reclassified	189,590	91,646	216,173	91,646
Reclassification of stock based compensation	-	-	-	(734,094)
	189,590	91,646	216,173	(642,448)
Reclassifications for related party charges in
excess of costs incurred	(297,910)	(326,864)	(529,592)	(555,772)
Reclassification for stock-based compensation
reclassified to management services	-	-	-	734,094

Gold extraction and gold sales during the exploration stage
Gold sale proceeds	-	-	372,915	253,507
Cost of gold sold	-	-	(371,132)	(200,595)
Gold inventory addition from gold extraction	-	-	-	49,070
Total gold income earned during the exploration stage	-	-	1,783	101,982

Comprehensive loss for the period, as restated	$(1,589,027)	$(2,320,160)	$(3,834,332)	$(5,330,013)

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

As of May 31, 2008, Silverado owed $50,542 (November 30, 2007: $1,214,717) to Tri-Con for exploration and administration services performed on behalf of Silverado. The following is a summary of Tri-Con services charges for the six months ended May 31, 2008 and 2007:

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

Note 6 – Gold Inventory

For the six months ended May 31, 2008, the Company sold 564.46 troy ounces of gold (for the six months ended May 31, 2007: 321.72 troy ounces) for proceeds of $372,915 (May 31, 2007: $253,507), which were recorded as other income earned during the exploration stage. The following is a summary of gold inventory changes during the six months ended May 31, 2008 and during the year ended November 30, 2007:

		Weighted
	Troy Ounces	Average price	Value (Restated)
Balance as of November 30, 2006, as restated	791	623.50	493,188
Additions from gold extraction	3,778	656.12	2,489,124
Cost of gold sold	(1,573)	619.61	(1,012,443)
Balance as of November 30, 2007, as restated	2,996	657.50	1,969,870
Additions from gold extraction	-	-	-
Cost of gold sold	(564)	657.50	(371,132)
Balance as of May 31, 2008, as restated	2,432	$657.50	$1,598,738

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

Note 9 – Common Stock

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
(Stated In United States Dollars)

Note 10 – Stock Options and Common Stock Purchase Warrants

(a) Stock Options

There is no Stock Option Plan adopted for fiscal year 2008 and no options granted during the six months ended May 31, 2008.

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

On January 11, 2007, the Company granted 21,500,000 stock options with an exercise price of $0.07 and an expiration date of January 11, 2013 under the 2007 Plan. The granted options vested immediately. As of May 31, 2008, 3,500,000 options under the 2007 Plan are available for future awards.

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

	Six Months Ended May 31,
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
(Stated In United States Dollars)

Note 10 – Stock Options and Common Stock Purchase Warrants (continued)

(a) Stock Options (continued)

For the six months ended May 31, 2008, there were no stock options granted. For the six months ended May 31, 2007, 21,500,000 stock options were granted in Q1 2007 to directors and officers as well as to employees of the Tri-Con Group at an exercise price of $0.07 with a six year term expiring January 11, 2013. Based on the Black-Scholes option pricing model, $734,094 of stock based compensation was recognized and included in the statement of options and other comprehensive income as management fees. The details are as follows:

		Six Months Ended May 31,
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
(Stated In United States Dollars)

Note 10 – Stock Options and Common Stock Purchase Warrants (Continued)

(b) Common Stock Purchase Warrants (continued)

A summary of the change in common stock purchase warrants for the six month period ended May 31, 2008 and for the fiscal year ended November 30, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Outstanding	Average	Contractual
	Warrants	Excercise Price	Life

Balance, November 30, 2006	138,579,724	$0.098	0.83 years
Warrants issued	29,583,335	0.100
Warrants exercised	(65,754,387)	0.085
Warrants expired	(40,395,669)	0.100

Balance, November 30, 2007	62,013,003	0.110	0.32 years
Warrants issued	57,849,234	0.070
Warrants exercised	(22,164,254)	0.035
Warrants expired	(14,432,081)	0.120

Balance, May 31, 2008	83,265,902	$0.079	0.55 years

The balance of outstanding and exercisable common stock warrants as at May 31, 2008 is as follows:

Number of		Remaining
Warrants		Contractual Life
Outstanding	Exercise Price	(Years)

8,333,334	$0.100	0.26
10,833,334	0.100	0.30
6,250,000	0.100	0.32
57,849,234	0.070	0.59 - 0.71

83,265,902

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2008
(Stated In United States Dollars)

Note 11 – Supplemental Cash Flow Information

	Three Months Ended		Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
	(Restated)	(Restated)	(Restated)	(Restated)
Changes in non-cash financing and investing activities:
Common shares issued for services	$-	$188,657	$240,000	$432,708
Common shares issued for subscriptions received	-	-	275,136	273,600
Mineral claims royalty payable changes at period-end for mineral properties			30,000	80,000
Write-off equipment, cost	(18,000)	-	(18,000)	-
Write-off equipment, accumulated depreciation	18,000	-	18,000	-

Other cash flow information:
Interest paid	$5,527	$7,752	$8,521	$17,087

Note 12 – Commitments

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

Note 13 – Subsequent Events

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

During the six months ended May 31, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.1	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.13	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.14	2006 Stock Option Plan (10)
10.15	2006-II Stock Option Plan (11)
10.16	2007 Stock Option Plan (12)
10.17	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (13)
10.18	2007-1 Equity Compensation Plan (14)
10.19 *	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007
14.1	Code of Ethics (9)
31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Recorded Documents Relating to Federal and State Mining Claims (15)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007.
(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on September 7, 2007.
(15)	Filed as an exhibit to the Company’s Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended November 30, 2007.
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