Form 10-Q/A
period 2008-08-31
SILVERADO GOLD MINES LTD
filed 2009-01-23
CIK 731727

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

EXPLANATORY NOTE

Silverado Gold Mines Ltd. is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on October 20, 2008, in order to restate the financial statements for the corresponding period and to address the comments of the SEC following the conclusion of its review of certain of the Company’s filings.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
INDEX

Quarterly Period Ended August 31, 2008

			Page
PART I	FINANCIAL INFORMATION
	ITEM 1	FINANCIAL STATEMENTS
		Condensed Consolidated Balance Sheets as of August 31, 2008 (unaudited) and November 30, 2007 (audited)	4
		Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three and nine months ended August 31, 2008 and 2007, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through August 31, 2008 (unaudited)	5
		Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2008 and 2007, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through August 31, 2008 (unaudited)	6
		Notes to the Condensed Consolidated Financial Statements as of August 31, 2008 (unaudited)	6
	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	20
	ITEM 3	CONTROLS AND PROCEDURES	25
PART II	OTHER INFORMATION
	ITEM 1	LEGAL PROCEEDINGS	26
	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26
	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	26
	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
	ITEM 5	OTHER INFORMATION	26
	ITEM 6	EXHIBITS	27
SIGNATURES			29

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	August 31, 2008	November 30, 2007
	(Unaudited)	(Audited)
	(Restated)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$239,938	$1,073,457
Gold inventory	121,822	1,969,870
Prepaid and other receivables	40,014	294,505
Total Current Assets	401,774	3,337,832
Mineral rights	1,180,821	1,012,316
Property, plant and equipment, net	2,209,968	2,158,379
TOTAL ASSETS	$3,792,563	$6,508,527

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$318,757	$210,404
Mineral claims royalty payable	390,000	360,000
Due to related parties	520,790	1,214,717
Convertible debentures, current portion	140,000	140,000
Capital lease obligation, current portion	-	31,013
Total Current Liabilities	1,369,547	1,956,134
Asset retirement obligation	548,850	529,311
Total Liabilities	1,918,397	2,485,445

SHAREHOLDERS' EQUITY
Common stock
Authorized: unlimited common shares with no par value
Issued and outstanding:
934,270,430 common shares (2007:785,607,717)	93,911,823	89,374,641
Additional paid-in capital	1,200,408	1,200,408
Subscriptions received	-	275,136
Accumulated deficit during exploration stage	(93,238,065)	(86,827,103)
Total Stockholders' Equity	1,874,166	4,023,082
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,792,563	$6,508,527

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE LOSS (UNAUDITED)
(Stated In United States Dollars)

	Three Months Ended		Nine Months Ended		Period Since
					Recommencement of
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007	Exploration Stage from
					December 1, 2001 to
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	August 31, 2008
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

General and administrative expenses
Accounting and audit	$107,175	$29,794	$283,099	$83,929	$673,034
Advertising, promotion and travel	47,250	171,242	184,234	722,009	2,917,249
Consulting fees	350,941	229,818	847,062	891,982	7,610,921
Depreciation, amortization, accretion and impairment	91,523	54,142	256,440	147,370	2,481,951
Exploration expenses	955,379	838,212	1,971,920	2,614,813	14,399,535
Financing activities	-	-	-	-	302,003
Legal	174,620	68,073	278,411	174,118	989,826
Management fees	307,439	134,263	593,145	1,404,514	5,357,852
Office Expenses	285,558	253,673	651,777	668,367	4,421,887
Related party charges in excess of costs incurred	411,062	389,243	940,654	945,015	4,707,596
Reporting and investor relations	199,970	65,721	382,926	191,584	923,316
Research	27,000	13,500	243,500	71,888	1,013,190
Transfer agent and filing fees	23,731	10,185	54,725	38,049	266,205
Write-off of mineral claim expenditures	-	-	-	-	1,159,529
Write-down of property, plant and equipment	-	-	-	-	285,875
Total expenses	2,981,648	2,257,866	6,687,893	7,953,638	47,509,969
Loss from operations	(2,981,648)	(2,257,866)	(6,687,893)	(7,953,638)	(47,509,969)
Gold income earned during the exploration stage
Gold sale proceeds earned during the exploration stage	1,748,149	235,683	2,121,064	489,190	3,582,377
Cost of gold sold	(1,476,916)	(247,664)	(1,848,048)	(448,259)	(3,134,867)
Gold inventory addition from gold extraction	-	2,450,371	-	2,499,441	3,248,056
Total gold income earned during the exploration stage	271,233	2,438,390	273,016	2,540,372	3,695,566
Other income (expenses)
Interest and other income	597	10,009	20,941	58,652	277,609
Interest expenses on capital lease obligations	-	(3,338)	(6,611)	(14,825)	(323,905)
Interest expenses on convertible debentures	(2,800)	(2,800)	(8,400)	(8,400)	(704,207)
Other interest expenses and bank charges	(3,309)	(1,962)	(11,274)	(8,546)	(58,746)
Total other (expenses) / income	(5,512)	1,909	(5,344)	26,881	(809,249)
Net (loss) / income before cumulative effect of accounting change	(2,715,927)	182,433	(6,420,221)	(5,386,385)	(44,623,652)
Cumulative effect of accounting change	-	-	-	-	(99,481)
Net (loss) / income	(2,715,927)	182,433	(6,420,221)	(5,386,385)	(44,723,133)
Other comprehensive income
Gain (loss) on foreign exchange	139,297	(25,160)	9,259	213,645	390,012

Comprehensive (loss) / income for the period	$(2,576,630)	$157,273	$(6,410,962)	$(5,172,740)	$(44,333,121)

Net loss per share	$(0.003)	$0.000	$(0.007)	$(0.008)

Basic and diluted weighted average number
of common shares outstanding	927,792,169	716,459,626	899,279,514	677,014,546

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

			Period Since
	Nine Months Ended		Recommencement of
			Exploration Stage from
	August 31, 2008	August 31, 2007	December 1, 2001 to
	(Unaudited)	(Unaudited)	August 31, 2008
	(Restated)	(Restated)	(Restated)
CASH PROVIDED BY (USED FOR):
Operating activities:
Net comprehensive loss for the period	$(6,410,962)	$(5,172,740)	$(44,333,121)
Adjustments to reconcile loss to net cash used in operating activities:
Cumulative effect of accounting change	-	-	99,481
Depreciation, amortization, accretion and impairment	256,440	147,370	2,481,951
Stock-based compensation included in management fees	-	734,094	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting and legal expenses	480,000	868,058	3,217,706
Non-cash financing expense	-	-	252,003
Interest accrued	8,400	8,400	494,770
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	285,875
Changes in non-cash operating working capital:			-
Gold inventory	1,848,048	(2,051,182)	(113,189)
Prepaid and other receivables	254,491	(128,632)	(37,139)
Accounts payable and accrued liabilities	99,953	(18,283)	99,953
Asset retirement obligation	19,539	-	(376,590)
Net cash used in operating activities	(3,444,091)	(5,612,915)	(33,175,440)

Investing activities:
Investment in mineral properties	(138,505)	(162,555)	(1,107,321)
Purchase of property, plant and equipment	(308,029)	(1,280,173)	(3,052,448)
Disposal of property, plant and equipment	-	-	207,289
Net cash used in investing activities	(446,534)	(1,442,728)	(3,952,480)

Financing activities:
Advances (to) / from related party	(693,927)	692,270	229,478
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligation	(31,013)	(256,615)	(1,131,607)
Repayment of convertible debentures	-	-	(74,999)
Share subscriptions received	-	-	1,536
Common stock issued for cash (net of share issue costs)	3,782,046	3,757,986	38,362,086
Net cash provided by financing activities	3,057,106	4,193,641	37,350,765

(Decrease) / Increase in cash and cash equivalents	(833,519)	(2,862,002)	222,845

Cash and cash equivalents, at beginning of the period	1,073,457	3,509,418	17,093

Cash and cash equivalents, at end of the period	$239,938	$647,416	$239,938

Supplemental Cash Flow Information (Note 11)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2008
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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Silverado’s Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007. Certain of the prior periods’ figures in the statement of operations and cash flows have been reclassified to conform to the presentation adopted in the current period.

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

Note 2 – Changes in Significant Accounting Policies and Restatements

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2008
(Stated In United States Dollars)

Note 2 – Changes in Significant Accounting Policies and Restatements (continued)

a) Gold Inventory (continued)

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2008
(Stated In United States Dollars)

Note 2 – Changes in Significant Accounting Policies and Restatements (continued)

d) Restatements

The accompanying consolidated financial statements have been restated to give effect to the capitalization of direct costs to acquire or lease mineral properties and mineral rights previously expensed and to value gold inventories at the lower of cost or market previously valued at the spot gold price at the end of reporting period. We have also made certain reclassification to include gold extractions on a first-in and first-out basis as other income earned in the exploration stage previously recorded as a reduction of exploration costs.

The effect of the restatements on total assets for the period presented is as follows:

August 31, 2008
(Restated)
Total Assets, as previously stated	$2,644,025
Gold inventory, as previously stated at spot price	(154,105)
Gold inventory, as restated at the lower of cost or market	121,822
Mineral rights previously expensed	1,180,821
Total Assets, as restated	$3,792,563

The effect of the restatements on the results of operations and accumulated losses is as follows:

	Three Months Ended		Nine Months Ended

	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007

	(Restated)	(Restated)	(Restated)	(Restated)

Comprehensive (loss) / income for the period, as previously stated	$(3,006,001)	$88,673	$(6,925,260)	$(5,330,229)
Capitalized mineral rights costs previously expensed
and included in exploration	89,000	107,555	168,505	192,555
Gold inventory changes reclassified	1,817,287	(2,241,662)	2,193,841	(2,086,248)
Cost of gold sold, reclassified from gold inventory changes	(1,476,916)	(247,664)	(1,848,048)	(448,259)
Gold inventory addition from gold extraction	-	2,450,371	-	2,499,441
Comprehensive loss for the period, as restated	$(2,576,630)	$157,273	$(6,410,962)	$(5,172,740)

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2008
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
as of August 31, 2008
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

Gold Inventory

The Company values its gold inventories at the lower of cost or market. The Company is still in the exploration stage. By definition, the Company’s direct and absorbed costs would exceed the market value of any gold recovery. Therefore, the Company values gold inventory additions from gold extraction at the spot price as of the date of the addition to the gold inventory, and records the costs of gold inventory sold on a first in first out basis. Gold sale proceeds and cost of gold sold are recorded as other income earned during the exploration stage.

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
as of August 31, 2008
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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2008
(Stated In United States Dollars)

Note 5 – Basic and Diluted (Loss) / Income Per Share

Basic (loss)/income per share is computed by dividing the (loss)/income for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. Fully diluted amounts are not presented when the effects of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted income per share for the period when the Company achieved net income.

Note 6 – Gold Inventory

For the nine months ended August 31, 2008, the Company sold 2,811.74 troy ounces of gold (for the nine months ended August 31, 2007: 718.94 troy ounces) for proceeds of $2,121,064 (August 31, 2007: $489,190), which were recorded as other income earned during the exploration stage. The following is a summary of gold inventory changes during the nine months ended August 31, 2008 and during the year ended November 30, 2007:

		Weighted	Value
	Troy Ounces	Average price	(Restated)
Balance as of November 30, 2006, as restated	791	623.50	493,188
Additions from gold extraction	3,778	656.12	2,489,124
Cost of gold sold	(1,573)	619.61	(1,012,443)
Balance as of November 30, 2007, as restated	2,996	657.50	1,969,870
Additions from gold extraction	-	-	-
Cost of gold sold	(2,812)	657.50	(1,848,048)
Balance as of August 31, 2008, as restated	184	$657.50	$121,822

Note 7 – Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization is provided on a straight line basis as follows:

Mining equipment	10 years
Auto and trucks	5 years
Computer software	1 year
Computer equipment	3 years
Leaseholds improvements	Duration of lease (5-7 years)
Furniture and Fittings	10 years

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
as of August 31, 2008
(Stated In United States Dollars)

Note 7 – Property, plant and equipment (Continued)

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

Note 9 – Common Stock

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
as of August 31, 2008
(Stated In United States Dollars)

Note 9 – Common Stock (Continued)

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

A summary of the change in stock options for the nine month period ended August 31, 2008 and for the fiscal year ended November 30, 2007 is as follows:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2008
(Stated In United States Dollars)

Note 10 – Stock Options and Common Stock Purchase Warrants (Continued)

(a) Stock Options (Continued)

			Weighted
	Outstanding and		Average
	Exercisable	Weighted Average	Remaining
	Options	Excercise Price	Contractual Life
Balance, November 30, 2006	63,180,000	$0.07	4.80 years
Options granted	21,500,000	0.07
Options exercised	(12,180,000)	0.05
Options cancelled and expired	-	-
Balance, November 30, 2007	72,500,000	0.06	4.43 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	(2,100,000)	0.11
Balance, August 31, 2008	70,400,000	$0.06	3.72 years

The balance of outstanding and exercisable common stock options as at August 31, 2008 is as follows:

Number of Options		Remaining
Outstanding and		Contractual Life
Exercisable	Exercise Price	(Years)
500,000	$0.060	0.26
50,000,000	0.050	0.26 - 4.35
19,900,000	0.070	4.37
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
as of August 31, 2008
(Stated In United States Dollars)

Note 8 – Stock Options and Common Stock Purchase Warrants (Continued)

(b) Common Stock Purchase Warrants (Continued)

A summary of the change in common stock purchase warrants for the nine month period ended August 31, 2008 and for the fiscal year ended November 30, 2007 is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining
	Warrants	Excercise Price	Contractual Life
Balance, November 30, 2006	138,579,724	$0.098	0.83 years
Warrants issued	29,583,335	0.100
Warrants exercised	(65,754,387)	0.085
Warrants expired	(40,395,669)	0.100

Balance, November 30, 2007	62,013,003	0.110	0.32 years
Warrants issued	57,849,234	0.070
Warrants exercised	(22,164,254)	0.035
Warrants expired	(14,432,081)	0.120
Balance, August 31, 2008	83,265,902	$0.079	0.29 years

The balance of outstanding and exercisable common stock warrants as at August 31, 2008 is as follows:

Number of		Remaining
Warrants		Contractual Life
Outstanding	Exercise Price	(Years)
8,333,334	$0.100	0.01
10,833,334	0.100	0.05
6,250,000	0.100	0.07
57,849,234	0.070	0.33 - 0.46
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
as of August 31, 2008
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

	Nine Months Ended August 31,
	2008		2007

	Number of	Stock-based	Number of	Stock-based
	Options	Compensation	options	Compensation
Management fees:
Directors and Officers fees	-	$-	18,100,000	$617,934
Tri-Con Employees management fees	-	-	3,400,000	116,160
Total	-	$-	21,500,000	$734,094

Note 11 – Supplemental Cash Flow Information

	Nine Months Ended
	August 31, 2008	August 31, 2007
	(Restated)	(Restated)
Changes in non-cash financing and investing activities:
Common shares issued for services	$480,000	$868,058
Common shares issued for subscriptions received	275,136	-
Mineral claims royalty payable changes at period-end for mineral properties	30,000	30,000
Write-off equipment, cost	(18,000)	-
Write-off equipment, accumulated depreciation	18,000	-

Other cash flow information:
Interest paid	$9,295	$(6,279)

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2008
(Stated In United States Dollars)

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

Note 13 – Subsequent Events

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

Note 14 – Legal Proceedings

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.1	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.13	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.14	2006 Stock Option Plan (10)
10.15	2006-II Stock Option Plan (11)
10.16	2007 Stock Option Plan (12)
10.17	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (13)
10.18	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007 (14)
10.19	2007-1 Equity Compensation Plan (15)
14.1	Code of Ethics (9)
31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Recorded Documents Relating to Federal and State Mining Claims (16)

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.

(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007
(14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2008
(15)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on September 7, 2007.
(16)	Filed as an exhibit to the Company’s Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended November 30, 2007.
*	Filed herewith.

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