Form 10KSB
period 2008-11-30
SILVERADO GOLD MINES LTD
filed 2009-03-16
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2008

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-12132

SILVERADO GOLD MINES LTD.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

British Columbia, Canada	98-0045034
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1111 West Georgia Street, Suite 1820
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [ X ]

State issuer’s revenues for its most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price atwhich the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,679,000 as of March 6, 2009.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,098,612,771 common shares, no par value, outstanding as of March 6, 2009.

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

CORPORATE ORGANIZATION

Silverado Gold Mines Ltd. is a corporation organized under the laws of British Columbia, Canada. The Company was originally incorporated in June 1963. Silverado operates in the United States through its wholly owned subsidiaries, Silverado Gold Mines Inc., (incorporated May 29, 1981) and Silverado Green Fuel Inc. (incorporated August 14, 2006). We filed a transition application and notice of articles with the British Columbia Registrar of Companies on April 20, 2004 in order to replace our former memorandum adopted under the British Columbia Company Act and to alter our current articles to the extent necessary to ensure compliance with the British Columbia Business Corporations Act (the “BC Business Corporations Act”). The BC Business Corporations Act came into force in British Columbia on March 29, 2004 and replaced the former British Columbia Company Act. The transition notice and notice of articles was filed under the BC Business Corporations Act that requires any British Columbia company incorporated under the former British Columbia Company Act to effect transition under the BC Business Corporations Act by filing with the British Columbia Registrar of Companies a transition application and notice of articles within two years following the coming into force of the BC Business Corporations Act.

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

MINERAL EXPLORATION BUSINESS

We are a mineral exploration company with interests in properties located throughout the state of Alaska. The majority of such properties are in the early stages of exploration, and there is no assurance that a commercially viable mineral deposit exists on such properties. Effective January 1, 2009, based on completion of a preliminary feasibility study, our Nolan Gold and Antimony Lode Project has disclosed an economically viable mineral reserve. The preliminary feasibility study concluded that the resource estimates disclosed by the Company in its Current Report on Form 8-K on November 17, 2008 can be reclassified as a probable reserve. Though there were no material changes to the grades and quantities previously reported on November 17, 2008, there was additional data produced that added new grades and there was further work conducted on this zone that resulted in the aforementioned reclassification.

Certain definitions of geological and technical terms used in this Annual Report on Form 10-KSB are provided in the Glossary of Terms under Item 2. Readers and investors are cautioned that many of these terms, such as “inferred resource” and “indicated resource” are terms used and accepted by the Canadian Institute of Mining (CIM), and although these terms are recognized and required by the Canadian Securities regulations, they are not recognized by the United States Securities and Exchange Commission.

We hold interests in the following four groups of mineral properties in Alaska:

1.	Nolan Gold Project;
2.	Ester Dome Gold properties;
3.	Hammond properties; and
4.	Eagle Creek properties.

A description of our operations with respect to each of these mineral properties is as follows:

1.    Description of Operations at the Nolan Gold Project

1.1    Nolan Gold Project Background

The Nolan Gold Project consists of both placer-style and lode-style deposit types for exploration and development. The Nolan Placer Gold Project involves exploration and development of gold occurring in placer deposits such as stream channels or ancient remnants of placer gold deposits. The Nolan Lode Gold and Antimony Project consists of exploration work designed to locate bedrock structures or formations of bedrock which host gold and antimony mineralization. These two facets of the Nolan Gold Project complement each other, as every stone or pebble in a placer deposit is a piece of rock eroded from some near or distant bedrock formation, and each gold nugget or grain of gold in a placer deposit was originally part of a bedrock formation or structure with lode gold mineralization. Because a placer deposit originates from a lode source, the search for the Nolan lode source involves unraveling the sequences of events that caused a placer deposit to form, as well as applying various geological, geochemical and geophysical exploratory investigations.

The Nolan Gold Project consists of numerous mineral prospects that are in the early stages of exploration, as well as mineral prospects in the advanced stages of exploration. During the years previous to 2007, the Company focused only minimal exploration effort on finding a lode source for gold and focused mostly on the exploration and development of placer gold. During 2008, the Company focused its efforts on the Nolan Gold and Antimony Project which is in the advanced stages of exploration and is potentially moving toward the development stage. During September of 2008, the Company commissioned an independent mining consultant to perform a preliminary feasibility study of the Workman’s Bench lode gold and antimony deposit. The results were released to the public on January 5, 2009.

The previous bulk sampling projects of placer gold from the gravel benches along the left limit of Nolan Creek was indicated that there was an association between some of the placer gold recovered and an antimony sulfide mineral called stibnite which commonly associated with coated some of the coarser and angular gold nuggets. Stibnite is a sulfide mineral, and is a common pathfinder mineral for gold exploration and consists of the elements antimony and sulfur.

1.2    Nolan Gold Project’s Exploration Approach and Focus

2007

The new exploration approach involves not only looking for the lode source of the gold, but also giving economic consideration to the element antimony in addition to the gold, for exploration and development. In 2007, the Company began a new systematic and more scientific approach that combined soil and rock (surface) geochemical data and geophysical data (airborne and ground) with subsurface drill core geochemical and geological data. The data was compiled into a Geographical Information System (GIS) database. All GIS surface data acquired in the field was located with a Global Positioning System (GPS).

In 2007, the Company began focusing on the lode source of the gold and antimony in the areas referred to as Pringle Bench and Workman’s Bench. These two target areas are underlain by a quartz-gold-antimony veined zone that is part of a sheared and faulted structural zone referred to by the Company as the Solomon Shear Zone. The Company excavated eight trenches totaling 440 lineal feet of bedrock in the Pringle and Workman’s Benches and collected continuous chip samples from the bedrock that included the gold and antimony veins. The Company will continue to use the excavation of trenches to assist in exploration, especially to aid in defining drill targets, taking advantage of the historic roads and trails that allow transport of heavy equipment for exploration purposes.

In 2007, the Company acquired a tracked and mobile diamond core drill for exploration. The diamond core drill, and the 2 inch diameter (NQ) core, allow the geologist to make determination of the true width of mineralized veins and the relationship of the vein to other primary geologic structures. The diamond drill core allows for more accurate analysis of grade and interpretation of style of mineralization and timing of mineralization relative to other structures in the rock.

During 2007, the new soil and rock geochemical data and geophysical data further delineated the northeast trending structural zone, referred to by the Company as the Solomon Shear Zone, which is associated with gold and antimony mineralization. The new approach in 2007 involved the first phase of drilling, using the newly acquired diamond core. A total of 18 holes were drilled across the Solomon Shear Zone. The diamond core drilling data supported the geochemical and geophysical data. The drilling was focused on the Workman’s and Pringle Benches located on the south and north sides of Smith Creek respectively

During 2007, the Company’s exploration efforts in the Fortress area delineated gold and arsenic soil anomalies which coincide with east-west VLF-EM ground geophysical anomalies interpreted by the Company as possibly new mineralized structural trends. The Fortress area has never been drilled and is still in the earliest stages of exploration.

Exploration efforts in 2007 did not result in finding a commercially viable mineral deposit.

2008

During the winter of 2008, the Company excavated 570 feet of exploration tunnels into the bedrock below Workman’s Bench. During the summer of 2008, the Company began the second phase of diamond core drilling, focusing on the Workman’s Bench area, and did not drill north of Smith Creek. The Company continued with the ground (non airborne) very low frequency electromagnetic (VLF-EM) geophysical grid in the Fortress area located on the north end of the property.

The drilling under Workman’s Bench delineated 1,300 feet of gold and antimony mineralization in near vertical structures or veins that extend down dip two hundred feet and remain open at depth. The steeply dipping (near vertical) veins are much more favorable for mining and engineering purposes than lower angled subsurface structures. The 1,300 ft long and 80 to 100 ft wide zone of quartz-antimony-gold veins extends from Smith Creek southwest across Workman’s Bench and is interpreted by the Company to have been offset by a left-lateral fault at its southern extent. The interpretation of the left-lateral fault is based off of both geophysical data, and drill data, and it has possibly displaced the quartz-antimony-gold veined zone. The 1,300 ft long veined zone, located south of Smith Creek, under Workman’s Bench, requires 600 ft of infill drilling to confirm whether the zone connects with the veined zone underlying the Pringle Bench, which was drilled in 2007. The Company attempted to infill drill the area in the fall of 2008, but freezing temperatures halted that effort.

The 2007 and 2008 drill results in the Workman’s Bench area were not sufficient to define a provable reserve, but the drill results combined with the recently released preliminary feasibility study, was sufficient enough to define a probable reserve. Reserves are listed in Item 2, below.

Another Nolan Gold Project prospect is located at the Hillside Zone, which is northeast of the Pringle Bench and along strike of the five mile long Solomon Shear Zone, The Hillside Zone was drilled previously in 2003. Five inclined percussion reverse circulation (RC) drill holes did not begin to intercept the veined zone until the extreme eastern extent of the eastern-most hole. The new GIS compiled data sets, indicate the previous collar locations were too far west. The new technological approach will allow the Company to select more accurate drill collar locations and drill hole orientations. The Hillside Zone was not drilled since 2003, but is a planned target area for drilling in 2009, upon the completion of infill drilling under the Pringle and Workman’s Benches.

Another Nolan Gold Project prospect that has potential for a lode gold source for exploration and development is located on the north end of the property in an area referred to by the Company as the Fortress. The Fortress area contains a slightly different gold-sulfide association and may be part of a different gold system. The orientation of the gold bearing quartz veins is east-west or slightly northwest to southeast, in contrast to the northeast striking gold-antimony bearing veins associated with the Solomon Shear Zone. The trace metals chemistry in the gold and the interpreted paleoflow direction of the recent glaciation indicate an association between the placer gold in the historic Thompson Pup placer deposits and the gold mineralization in the Fortress area.

In addition, our operations involve honoring our obligations to return the land to its natural state when possible. During 2007, we removed scrap materials and sealed the Swede Channel and Mary’s East sub surface placer exploration portals as part of our reclamation obligations with the Bureau of Land Management. During 2008, we reclaimed 27.5 acres of disturbed land as part of our continued reclamation obligations with the Bureau of Land Management. We will continue to work on our reclamation obligations with the Bureau of Land Management.

A more detailed description of our Nolan Gold Project operations is discussed in the following sections:

1.3    Nolan Gold Bulk Sampling Projects

1.3.1    2007 Placer Gold Bulk Sampling Projects

2007 Swede Channel and Mary’s East Bulk Sampling Projects

The Swede Channel and Mary’s East placer deposits represent the last bulk placer sampling projects that the Company has undertaken, and are disclosed herein as part of the background of the Company’s operations.

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

1.3.2    2008 Nolan Lode Gold and Antimony Bulk Sampling Project

During 2008, the Company did not explore for placer gold resources. The exploration efforts involved the systematic process that may eventually allow for the extraction of a bulk sample or samples of gold-bearing semi-massive to massive stibnite (antimony mineral) from a lode source for mineral processing and metallurgical testing, with consideration for both gold and antimony as potential resources.

On November 16, 2007, we began the excavation of the Workman’s Bench Portal and continued excavating 570 feet of underground workings into the bedrock below Workman’s Bench. The tunnels were finished in early February of 2008. The tunnels are interconnected and serve a multitude of purposes. The first purpose was for determining the overall width of the veined gold and antimony mineralized zone and establishing the strike and dip of the individual quartz-gold-antimony veins. The second purpose was for the collection of insitu bedrock channel samples for geochemical assays, and the third was for the collection of significantly larger (bulk) samples of the main gold and antimony vein referred to by the Company as the Zone A vein, that typically consists of massive stibnite and gold, for more accurate geochemical assays as well as for preliminary milling and processing studies of the gold and antimony.

The final purpose of the tunnels is for access and egress for future bulk sampling at depth. Depending on funding, the Company plans to collect either a 1,000 cubic yard or 2,000 cubic yard bulk sample of the main gold and antimony vein referred to by the Company as the A Zone Vein. Other potential targets for future exploration and development include the West Zone, B Zone and C Zone that parallel the main A Zone Vein.

Bulk Sample of the ‘A’ Zone Vein

Prior to 2008, the Company had not completed mineral processing or tests for mineral processing of lode mineralization in the Nolan Creek area.

Thomas K. Bundtzen (the “QP”), an independent and AIPG Certified Professional Geologist, served as an independent third-party qualified person to the Company for the purpose of certifying and collecting data for the Nolan Gold Project. In April 2008, the QP collected a 414 lb bulk sample of semi-massive stibnite, vein quartz, and wall rock gangue from the defined mineralized ‘A’ Zone in the Workman’s Bench underground workings. The purpose was to determine the mineralogical nature of the antimony mineralization and the source of significant gold values within the ‘A’ Zone.

The 414 lb bulk sample was sent to Hazen Research Labs Inc. in Golden, Colorado, USA in order to discover the most optimal grind for potential marketing of a stibnite product, and to identify the mineralogical nature of the gold and antimony values. Hazen Research Labs Inc. produced two reports in September of 2008. Results of the first report involve flotation and gravity separation of the gold, stibnite and other sulfides and gangue minerals. The results of the second report involve mineralogical examination. Details of the two Hazen Research Lab reports are discussed under Item 2, below.

Silverado has recently acquired a permit from the Bureau of Land Management (BLM) to collect and process a maximum 1,000 cu yd of material from the Workman’s Bench Lode for metallurgical testing. The bulk sample will be collected to determine grinding, flotation, and other processing and mineralogical characteristics of stibnite.

The QP released a detailed technical report on July 29, 2008 referred to as NI 43-101 which disclosed both placer and lode resource estimates for the Nolan Creek properties. Discussion and results of the bulk sample collected by the QP are detailed in the technical report. The July 29, 2008 report was based on information available to the QP as of July 2, 2008, and the resource estimates in the report were superseded by the QP’s November 17, 2008 revised estimates which indicated a resource of 17,000 oz of gold which has been reclassified as a reserve of 17,000 oz of gold following the release of the preliminary feasibility study, effective January 1, 2009. The more recent reserve estimates are discussed in Item 2. The most recent reserve estimates are more complete and accurate since they include data from the completion of the 2008 drill program that ended in late September of 2008. The most recent report, effective January 1, 2009 includes a feasibility study by the QP as well as additional drilling data and analysis of core samples. Readers and investors are cautioned that the 43-101 technical report in which the reserve estimates are based upon contains language and terms that may not be recognized by the US Securities and Exchange Commission.

1.4    Nolan Placer Gold Project Exploration

1.4.1    2007 Nolan Placer Gold Exploration

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

1.4.2    2008 Nolan Placer Gold Exploration

During 2008, the Company did not do any field exploration work such as reverse circulation (RC) drilling or any other active exploration for placer gold. The Company focused on the Nolan Lode Gold and Antimony Project.

On July 29, 2008, the QP released the NI 43-101 Report ‘Estimation of Lode and Placer Mineral Resources, Nolan Creek, Wiseman B-1 Quadrangle, Koyukuk District, Northern Alaska’, which describes lode and placer mineralization in the Nolan Creek area, including the Workman’s bench area. No new information concerning sampling methods and approach for placer deposits has been generated for Nolan Creek project since that release of information. The results of Bundtzen’s resource estimates differ from the placer gold resource estimates reported by Murton’s 2007 NI 43-101 report for the Company. The difference between the Murton resource estimates and the Bundtzen estimates was due to Bundtzen having access to more data.

1.4.3    Nolan Placer Gold Exploration 2009 Work Plan

Currently the Company is focusing on the Nolan Lode Gold and Antimony Project with an emphasis on infill drilling for more accurate resource estimates in the Workman’s and Pringle Bench Areas.

However, one of the objectives for the year 2009 is to compile all available RC downhole drill data and drill collar survey data from the Nolan Creek drainages and the Slisco Bench on the Hammond River. There has been over 900 percussion drill holes drilled in these areas between 1981 and 2007. A comprehensive GIS based study involving contouring the gold grade in gravels combined with new survey data could indicate potential placer targets that were not considered in previous years. The current placer drill hole database is extensive but incomplete, the consolidation of all the data into a comprehensive GIS database will enable a more accurate analysis of placer gold potential.

Depending on funding and investor interest in the Nolan Lode Gold and Antimony Project, the Company does not plan on any placer drilling exploration in the Nolan Creek drainage during 2009. More infill RC drilling is needed on Jack London Bench and other benches on the left limit of Nolan Creek. All targets for exploration along the left limit of Nolan Creek are well above the elevation of Nolan Creek. The Nolan Creek Deep Channel is a primary consideration for exploration and development, but additional data is needed for hydrologic studies.

Based on previous RC drill data, the Company believes the best target for placer gold exploration and development is located in the Slisco Bench which is part of our Hammond Property and is discussed below.

Budget projections for this project are detailed under the section “Projected Annual Budget for 2009”

1.5    Nolan Lode Gold and Antimony Project Exploration

1.5.1    2007 Nolan Lode Gold and Antimony Project Exploration Work Summary

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

A more detailed description of exploration work during 2007 is as follows:

2007 Nolan Creek Area

In May, June, and July of 2007, the Company undertook an extensive geochemical soil sampling campaign on the lower Smith Creek Dome hillside between Archibald Creek and Smith Creek (the “Hillside”), and south of Smith Creek in the lower western part of Midnight Dome. A total of 695 soil samples were collected during the campaign on a 196.85 x 98.43 foot grid. Assay results of the soil sampling campaign show a distinct arsenic and antimony anomalous trend on the eastern part of the Solomon Shear trend. Arsenic anomalies are strong indicators for the presence of gold.

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

In June, July, and August of 2007 the Company undertook backhoe trenching on Pringle Bench and Workman’s Bench. This program was followed up by a first phase diamond core drilling program. Details of the 2007 exploration program are as follows:

Pringle Bench

Pringle Bench represents an area 500 feet wide by 700 feet long and consists of a series of sub parallel gold bearing antimony-quartz veins.

In 2007, the Company followed up on the results achieved on Pringle Bench in 2006 and excavated six additional trenches, totaling 1296 feet, to further investigate the gold bearing antimony-quartz veins previously identified in 2006. A total of 153 combined continuous chip and select chip rock samples were collected. Continuous chip samples were collected over a defined length along the trench walls and, therefore, are representative for a specific trench interval. Continuous chip samples do contain sample material of mineralized veins if those occur within the sample interval. Select samples were collected from individual quartz and stibnite-quartz veins exposed in the trenches and, therefore, their assays represent the individual veins sampled.

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

2007 Workman’s Bench

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

On November 16, 2007, we began excavation of the portal that would continue into the bedrock below Workman’s Bench located on the south side of Smith Creek near the confluence with Nolan Creek. The tunneling effort continued into 2008 and resulted in 570 feet of underground workings consisting of four interconnected tunnels referred to as Crosscut Tunnels A, B, C and D.

The QP collected a 414 lb bulk sample from mineralized zone ‘A’ for metallurgical test work from the underground workings in April 2008. The underground exposure of the mineralized zone will play an important key role for the Company in obtaining a better understanding of the nature of the structurally controlled gold and antimony mineralization in the Solomon Shear Zone. This will significantly support Silverado’s exploration strategy.

2007 Fortress Area

The Fortress area is located two miles northeast of Nolan camp and north of Smith Creek Dome. This area exposes several outcropping northwest striking quartz veins, some of which contain significant gold mineralization. The Company investigated the Fortress area in late summer 2007 and collected several quartz vein samples and confirmed anomalous gold concentrations in vein samples.

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

1.5.2    2008 Nolan Lode Gold and Antimony Project Exploration Work Summary

During 2008, exploration for a lode gold and antimony deposit on the Company’s Nolan property focused again on the Nolan Creek area within the Solomon Shear Zone and Fortress area. The Solomon Shear Zone is a five mile long gold and antimony bearing shear zone, which is a possible source of placer gold in the Nolan valley drainages, especially the gravel bench deposits such as Swede Channel, Mary’s East Bench, Mary’s Bench, Eureka Bench, and Workman’s and Pringle Bench. The Fortress area is a broad ridge located on the north end of the property between the Hammond River drainage and the Nolan Creek drainage. The Fortress area hosts gold-quartz-arsenopyrite veins which are associated with east-west structures termed by the Company as the Fortress trend. The Fortress veins may be the source for the gold in the Thompson Pup placer deposits. The southern end of the Fortress area is cut by the Solomon Shear Zone and contains gold and antimony mineralized quartz veins distinctly different from the Fortress trend veins.

The 2008 lode exploration program consisted of a variety of field exploration work. During early February 2008, 570 lineal ft of underground tunnels, termed Tunnels A, B, C and D were completed in the bedrock below the Workman’s Bench, crosscutting the gold and antimony veins associated with the Solomon Shear Zone. Channel samples of the bedrock were collected from the newly excavated tunnels during the winter of 2008. During April of 2008, the QP collected a 414 lb bulk sample of the gold and stibnite-rich main vein, referred to by the Company as the Zone A vein. During the early summer of 2008, additional ground geophysical very low frequency electromagnetic (VLF-EM) surveys were conducted in the Fortress area. Approximately 79,000 ft (14.9 miles) of geophysical lines were surveyed in the former area. No soil samples were collected on any of the Nolan Gold Properties. Fourteen rock samples were collected throughout the Nolan Gold Project properties.

Additional diamond core drilling continued in the summer of 2008, but focused exclusively on the Solomon Shear Zone on the south side of Smith Creek. Thirty four drill holes were drilled into the gold-bearing antimony-quartz veined zone underlying Workman’s Bench and the southwest continuation of the zone. A total of 11,597 ft was drilled into the Solomon Shear Zone. Freezing temperatures disallowed the continuation of drilling in late September while the Company was trying to drill on the north side of Smith Creek between the Pringle Bench and Workman’s Bench areas.

In addition, in June of 2008, three vertical RC holes (water test wells) were drilled a minimum of 300 ft each to test for the presence of groundwater in the area around Workman’s Bench. The well holes were drilled outside the limits of the mineralized Solomon Shear Zone, yet were proximal to the zone. According to Swan Drilling of Fairbanks Alaska, no groundwater water was encountered in any of the RC drill holes. A total of 1,000 ft was drilled by Swan Drilling. The rock chips were collected every five feet and visually inspected by geologists for possible mineralization.

A more detailed description of exploration work during 2008 is as follows:

2008 Nolan Creek Area

2008 Workman’s Bench

Workman’s Bench is located near the confluence of Smith and Nolan Creek.

On November 16, 2007, we began the excavation of the Workman’s Bench Portal and continued excavating 570 feet of underground workings into the bedrock below Workman’s Bench. The tunnels were finished on February 2, 2008. The tunnels are interconnected and serve a multitude of purposes. The first purpose was for determining the overall width of the veined gold and antimony mineralized zone and establishing the strike and dip of the individual quartz-gold-antimony veins. The second purpose was for the collection of insitu bedrock channel samples for geochemical assays, and the third purpose was for the collection of significantly larger (bulk) samples of the main gold and antimony vein referred to by the Company as the ‘A’ Zone vein. The A zone vein typically consists of massive stibnite and gold with variable quartz and carbonate gangue minerals. The underground workings were mapped to determine the true strike and dip of the veins as well as the true width of the veins and mineralized zones. The QP collected a 414 lb bulk sample of the ‘A’ Zone Vein for more accurate geochemical assays as well as for preliminary milling and processing studies of the gold and antimony. The 414 lb sample of mostly massive stibnite with minor quartz and carbonate gangue was sent to Hazen Research Inc. Lakewood, Colorado, for the metallurgical tests. The underground tunnels will also be used for additional geotechnical studies and most importantly for access and egress of future bulk sampling efforts at depth.

During February of 2008, the Company collected 92 channel samples from the rock walls of the tunnels, and collected specific samples of the larger quartz-stibnite-gold veins. The channel samples were five feet in length. In addition, the QP collected 23 independent channel samples across 16 northeast striking steeply dipping quart-stibnite-gold veins, as well as 7 other less mineralized structures.

The following table presents assay values of significant 2008 underground channel samples and specific semi-massive and massive stibnite vein samples collected during February of 2008. The following table shows the slightly variable gold content within the stibnite rich areas, even when sampled from similar sites. The variable gold content in the massive stibnite, and stibnite-rich zones, supports the Company’s previous interpretation that there is a gold ‘nugget effect’ that makes the estimation of a lode gold to antimony ratio difficult to ascertain and is part of the reason why the Company is seeking a bulk sample on the scale of 1,000 to 2000 cubic yards or more. Also, further metallurgical work and processing studies will be carried out on a wider range of ore grade material. Refer to plan view map of the underground workings for the sample locations.

Sample Number	Stibnite Target Vein Zone	Sample Location Number Or Tunnel	True Width In feet	Sb(%)	Au (oz/t)	Brief Description
203405 Bench Test Sample	‘West’ Zone	Tunnel D	1.5	41.20	0.110	Semi-massive stibnite, quartz gangue
203789	‘West’ Zone	Tunnels A and D Intersection	1.5	22.48	0.556	Wall rock of connecting drift
203808	A Zone	Tunnel D	1.50	43.64	1.19	Nearly massive stibnite with quartz
WBUG3 S1	‘A’ Zone	Site 3B	0.42	52.10	0.676	Massive Stibnite Vein in North Drift
WBUG3 S2	‘A’ Zone	Site 3B	0.42	58.89	0.329	Massive Stibnite Vein in North Drift
WBUG3 S3	‘A’ Zone	Site 3A	0.42	60.90	0.031	Massive Stibnite Vein in North Drift
WBUG3 S4	‘A’ Zone	Site 3B	0.42	55.71	0.451	Massive Stibnite Vein in North Drift
WBUG3 S5	‘A’ Zone	Site 3B	0.42	11.10	0.444	Semi-Massive Stibnite Vein in North Drift
WBUG8- S2	‘A’ Zone	Site 8	0.42	58.76	0.145	Massive stibnite Vein in South Drift
203802	‘A’ Zone	Tunnel C	2.50	37.78	0.076	Semi-Massive Stibnite Vein in South Drift
203810	‘B’ Zone	Tunnel C	0.5	41.0	0.696	Nearly massive stibnite with quartz, south drift
203791	‘B’ Zone	Tunnel A	0.50	39.73	0.362	Nearly massive stibnite with hanging wall north drift
WBUG8 S1	‘A’ Zone	Site 8	0.42	57.52	0.359	Massive stibnite Vein in South Drift
WBUG5 S2	‘B’ Zone	Site 5	0.42	50.04	1.040	Massive Stibnite Vein in North Drift

A total of 34 diamond core drill holes were drilled into the gold-bearing antimony-quartz veined Solomon Shear Zone in 2008, totaling 11,597 ft of core for the season, with a core recovery of over 95%. The second phase drilling effort was focused exclusively on the portion of the Solomon Shear Zone that extends 1300 ft southwest from Smith Creek across Workman’s Bench. Details of the results of the drilling program are discussed below.

During the 2008 drilling program, a total of 627 samples were collected from the drill core. The total samples collected is significantly less than the 1,195 core samples collected during the 2007 drill program even though the drilling footage in 2007 totaled only 4,555 ft. The fewer samples collected was based off of results of 2007 when the holes were sampled from top to bottom. Drill results in both the Pringle and Workman’s Benches in 2007 indicated that the gold mineralization was associated with the sulfide-bearing (stibnite or arsenopyrite) quartz veins. Thus, only individual quartz veins or zones of closely spaced thin veins were sampled, and these samples are referred to as specific samples. The adjoining wall rock of significant veined zones was also sampled, and these are referred to as reference samples for continuity across the zones.

Four discrete gold-bearing stibnite-quartz-carbonate veined zones, were defined by the results of the two drilling programs, and these four zones are also evident in the workman’s Bench Underground exploration tunnels. The four zones are depicted in the Fig below. Currently, the ‘A’ Zone vein is the largest in width and most well defined in our downhole projections and in the exploration tunnels. The ‘A’ zone vein was subject for the bulk sample collected by the QP in April of 2008. Results of the bulk sample are listed in Bundtzen’s 43-101 report. The resource estimates for the deposit exclude the ‘C’ Zone.

The map below is a plan-view of the 570 ft of underground workings and depicts three of the four mineralized zones. The ‘West’ zone which typically skirts the west side of the ‘A’ Zone is not outlined in the figure.

Location of underground development and channel samples, Workman’s Bench

Portal
A Crosscut
B Crosscut
C Crosscut
D Crosscut
SCALE
0 10 20 30 40 50 60 70 80 feet
0 5 10 15 20 25 meters
Main high grade Sb-Au bearing zone
203450 (bench test)
#203797 Au 0.036 Ag <2 As 67 Pb 275 Sb 3608
#203795 Au 12.300 Ag 4 As 52 Pb <2 Sb 403500
#203794 Au <0.010 Ag <2 As 106 Pb 290 Sb 397
#203808 Au 41.000 Ag 2 As 52 Pb <2 Sb 436350
begin major stockwork concentration
203409 (bench test)
#WBUG3 S1 Au 23.300 Ag 0.89 As 0.5 Pb 1.1 Sb 521000
#WBUG3 S2 Au 11.35 Ag 0.75 As <0.1 Pb 0.5 Sb 578900
#WBUG3 S3 Au 1.070 Ag 0.08 As 3010 Pb 18.2 Sb 60900
#WBUG3 S4 Au 15.550 Ag 0.78 As 1.3 Pb 0.4 Sb 557100
#203789 Au 19.200 Ag 10 As 4152 Pb 141 Sb 224850
#203791 Au 12.500 Ag 4 As 1163 Pb <2 Sb 397350
67 veins, 21 with Sb_2S_3
#203802 Au 0.076 Ag 5 As 68 Pb <2 Sb 377850
203488 (bench test)
79 veins, 22 with Sb_2S_3
#WBUG5 S1 Au 1.805 Ag 0.34 As 46.5 Pb 0.4 Sb 210200
#WBUG5 S2 Au 35.800 Ag 0.67 As 0.7 Pb 0.2 Sb 500400
#WBUG5 S3 Au 1.085 Ag 0.24 As 11.6 Pb 0.3 Sb 133800
edge of major stockwork concentration
#WBUG8 S2 Au 5.030 Ag 0.73 As 0.7 Pb <0.2 Sb 587600
#WBUG8 S3 Au 24.000 Ag 1.26 As 2.5 Pb <0.2 Sb 580200
A Zone
B Zone
C Zone
#WBUG9 S1 Au 2.920 Ag 0.45 As 18.8 Pb <0.2 Sb 339200
#WBUG9 S2 Au 4.470 Ag 0.19 As 459 Pb 0.4 Sb 173400
203788 (bench test)
#WBUG9 S3 Au 3.230 Ag 0.05 As 2530 Pb 3.8 Sb 87400
#WBUG9 S4 Au 17.750 Ag 0.18 As 5590 Pb 2.3 Sb 73400
minor Sb_2S_3
end of vein swarm
#WBUG9 S5 Au 1.775 Ag 0.03 As 4680 Pb 4.9 Sb 400
#203810 Au 24.000 Ag 3 As 66 Pb <2 Sb 410400
LEGEND
Quartz veins, +/- sulfides, showing dip (GRAPHIC DEPICTION)
Quartz-stibnite veins showing dip (GRAPHIC DEPICTION)
Dark gray, locally sulfide bearing phyllitic schist
Strike and dip of foliation
#Sample Au Ag As Pb Sb
Sample analys NE striking vei data are report parts per millio
Sample analys NW fractures a rocks; data are in parts per mil
Sample analys collected by Dr data are report million

Surface view of Workman’s bench mineralized zones, showing locations of underground workings, drill hole control, and interpreted extensions and overall widths of A, B, C and West Zones.

07SH17
08SH25
08SH31
08SH29
08SH08
07SH16
08SH09
08SH26
08SH27
08SH21
08SH19
08SH20
252'
08SH07
07SH15
07SH13
07SH14
07SH13
08SH10
08SH22
08SH24
08SH12
08SH23
Portal
2008 Underground Drift
07SH18
08SH13
08SH06
08SH32
08SH33
07SH01
08SH02
08SH01A
08SH03
(Flow
'West' Zone
'A' Zone
'B' Zone
'C' Zone
91'
90'
210'
312'
402'
452'
450'
397'
307'
302'
257'
323'
352'
307'
312'
447'
427'
472'
397'
370'
317'
352'
407'
367'
397'
252'
457'
432'
317'
358'
7486300 mN
618600 mE
7486400 mN
618700 mE
07SH17
252'
Drill Collar & Drill Number
End of Hole Footage
0'
125'
250'
375'
North

The following table shows examples of the types of mineralized veins in the four discrete zones within the Solomon Shear Zone. Some of the smaller veins are examples of individual veins and do not represent the entire zone which may contain more veins within it. The reserve estimates discussed in Item 2 are based off of the ‘A’,’B’, and West Zones and do not include the ‘C’ Zone. The table does not show all of the intercepts used by the Company for reserve estimates. The table is for description purposes only.

No.	Drill Hole # (Assay Intervals)	Stibnite Target Vein Zone	From (feet)	To (feet)	Width (feet)	Sb(%)	Au (oz/ton)	Brief Description
1	08SH02	West Zone	160.0	160.6	0.6	23.30	0.031	Quartz–Stibnite vein 2.0 inches wide
2	08SH02	‘A’Zone	186.5	187.5	1.0	37.92	0.091	5 inch (true thickness)quartz– stibnite vein with semi– massive stibnite in medial portion
3	08SH02	‘B’Zone	193.0	193.8	0.8	7.11	0.190	2 parallel quartz–stibnite veins totaling about 4 inches in thickness
4	08SH03	West Zone	41.3	42.5	1.2	37.91	0.301	Sheared stibnite–quartz zone; about 1 foot true thickness; textures look like ‘A’ zone (offset?)
5	08SH03	‘A’Zone	115.9	117.0	1.1	26.73	0.410	Quartz–stibnite veins at vertical orientations.
6	08SH03	Hanging wall ‘A’zone	117.0	117.5	0.5	0.07	0.360	Hanging wall With 0.86% As; trace stibnite in quartz
7	08SH03	‘B’Zone	130.3	130.9	0.6	13.65	0.130	Stibnite–quartz vein zone with visible siderite
8	08SH03	‘C’Zone	195.5	196.1	0.6	0.70	0.130	Quartz–stibnite zone; 10% Stibnite; possibly ‘C’ zone"
9	08SH01B	West or‘A’	33.8	35.2	1.4	53.44	0.280	Massive stibnite with only minor quartz; QP estimate is 11 inches true width

Table of selected sample composites , illustrating composited assay information and true widths of mineralized structures and veins from 2008 Workman’s Bench core drilling program.

Independent Preliminary Feasibility Study Completed by Pacific Rim Geological Consulting Inc.

During September 2008, Thomas K. Bundtzen of Pacific Rim Geological Consulting Inc. (the “QP”) was commissioned by the Company to perform a preliminary feasibility study of the Workman’s Bench Antimony and Gold Lode Deposit. Bundtzen is a third party (independent) and AIPG Certified Professional Geologist. Bundtzen is a “Qualified Person” as defined by NI 43-101 and also qualifies under the rules of the U.S. Securities and Exchange Commission. The significance of the preliminary feasibility study is that the resource estimates of the lode antimony and gold have been reclassified as a reserve and the deposit is an economically viable deposit.

The information in the report was based on data as of October 15, 2008. The report was prepared as a National Instrument 43-101 Technical Report in accordance with Form 43-101F, for the Company. Readers and investors need to take caution since the 43-101 technical report is under the guidelines of the British Columbia Securities Commission and that the United States Securities Exchange Commission does not recognize many of the terms used such as “indicated resources” and “inferred resources” and possibly other terms which are commonly used by the Canadian Institute of Mining (CIM). Readers should note that the results of the study post date the previous report by the QP released on July 29, 2008, and that the information in the recent report which includes resource estimates supersedes the July report. The results of the study were released on January 1, 2009. The report in its entirety can be found at our website www.silverado.com. Some of the pertinent items discussed in the report are as follows:

1.	Data Verification by the QP and QAQC of the Company’s Sample Management.
2.	Mineral Processing and Metallurgical Testing of Bulk Sampled Material from the Underground Workings.
3.	Summary of Resource and Reserve Estimates of the Antimony and Gold Lode Deposits.
4.	Methodology and Modeling Used for the Lode Resource Estimates.
5.	Waste Rock Management Plan
6.	Mill Design (Pilot Mill)
7.	Modeling Used for the Lode Resource Estimates.
8.	Project Implementation Schedule.
9.	Conclusions and Recommendations of the QP.

Data Verification

During numerous personal inspections of the Nolan Creek properties during both 2007 and 2008, the QP observed sample collection and sample preparation practices for the Nolan Gold Projects lode-style deposits. On June 13 and 14 and September 28 and 29, 2008, the QP visited the Nolan Camp and examined all significantly mineralized core intervals acquired from the 2007 and 2008 drilling programs. A total of 124 mineralized intervals were examined. The analytical data was compared with each of the mineralized zones and confirmed the elevated antimony and gold values in the sampled areas.

The QP observed core logging and trench samples being prepared for shipment from Nolan Creek during October 22 to October 23, 2007. The QP also observed Silverado contractors preparing placer samples for separation of placer gold, the subsequent weighing of recovered gold and calculation of gold per unit volume of material.

Judgments and determinations by the QP in regards to the Company’s sample preparation, analytical procedures and security of samples are discussed in the 43-101 technical report.

Nolan Lode Gold and Antimony Project 2009 Work Plan

The recent feasibility study performed by the QP will be a guideline for our future activities. Depending on funding and the acquisition of certain permits, the Company plans to fast track efforts toward the development stage.

During 2009, lode exploration work will consist of additional diamond core drilling in several key areas throughout the property, as well as more test trenching and bedrock sampling along the northeast trending Solomon Shear Zone. The primary focus will be infill drilling in the intermediate area between the Pringle Bench and Workman’s Bench, as well as more infill drilling within the area drilled in 2008 for more accurate resource estimates of the gold and antimony mineralized veins. Additional drilling on the property will be dependent on our completion of drilling in the former key areas. The planned drilling schedule is as follows.

Workman’s Bench - The Company plans to infill drill a minimum of 20 holes along the portion of Solomon Shear Zone that was drilled in 2008, for a more accurate estimate of reserves.

Pringle South – The Company plans to infill drill a minimum of 10 holes along the Solomon Shear Zone on the north side of Smith Creek in the area between the Pringle and Workman’s Benches for a check of the continuity of the northeast striking zone.

Hillside Area - The bedrock underlying the Hillside Area was drilled in previous years with an RC drill, but the drilling locations were based on only bedrock trenching data. Since then, geophysical surveys and geochemical soil sampling surveys have indicated that drill collars were too far west and the Company plans to drill a minimum of 5 holes approximately 800 feet further to the east and drilling back toward the west to intercept the zone. In 2009, the Company plans to take advantage of the historic trails and use an excavator to dig additional test trenches in the area further to the east.

Medina’s Sleeping Giant - The Company’s newest prospect, based on air photo interpretation and airborne EM surveys, is another structural zone that is over three miles in length and parallels the Solomon Shear Zone. Located approximately 2,000 ft east of the Solomon Shear Zone, the zone cuts across Smith Creek in an area defined by two closely spaced ephemeral creeks (gullies), an area where “old timers” previously mined stibnite. The Company believes that this is likely another structural zone similar to the Solomon Shear Zone. The northeast striking zone extends northeast from Smith Creek along the break in slope directly south of Smith Dome.

The escarpment that remains at the base of the slope represents the highest erosion and movement by glaciers in the area, and this area may be responsible for the historic placer deposits in upper Smith Creek. The Company plans to excavate a minimum of four 100 ft test trenches into the overburden as well as the bedrock to check for gold and antimony mineralization. The test trenches are essential since there is no bedrock exposure, and the tundra covered soil horizons are poorly defined or absent.

Fortress Area - The Company plans to do detailed mapping and sampling of the quartz-arsenopyrite veins in various outcrops along the Fortress ridgetop. No drilling is planned for the Fortress Area in 2009.

Sample Collection, Sample Preparation, and Analytical Procedures

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

Samples from placer deposits are analyzed in their entirety (i.e., no sub-sampling) to minimize potential bias from sub-sampling of material with such a large proportion of gold nuggets. The primary sample is processed through a gravity separation technique at the drill rig to separate gold nugget, fine gold, and heavy minerals from the host gangue material. A systematic procedure was developed by geological staff for the collection and preparation of percussion drill hole samples. The sample is emitted from the drill and immediately submitted to a drill-mounted cyclone to dissipate the sample velocity, and then passed through a Jones™ splitter. The split sample is then processed through a Denver Gold Saver™. The oversize exits the revolving drum screen to a picking plate where +¼ inch nuggets are hand-picked. The – ¼ inch undersize reports to a Teflon lateral action sluice and the resultant heavy mineral concentrate is hand-panned. The gold in the concentrate is then picked with tweezers. The remaining fine heavy concentrate is treated with amalgamation and the resultant gold bead is weighed along with the hand-picked gold with a Champ™ electronic balance.

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

Quality Control and Quality Assurance

Quality control and quality assurance (QC/QA) is routinely performed by Silverado exploration contractors. Standards have been obtained from Shea Clark Smith, a geochemist based in Tucson, Arizona that supplies standards for mining companies. For core intervals intersecting vein zones, two standards and one blank are randomly inserted in batches of twenty (20) sample intervals. One standard contains 0.174 oz/ton gold. The other standard contains 0.261 oz/ton gold. For core penetrating mainly wall rock zones, one standard and one blank are randomly inserted into batches of twenty (20) samples, with the standard used containing 0.174 oz/ton gold.

Core recovery is checked in every box coming off the drill rig. During 2008, Silverado's geological contractors have reported that core recovery averaged 95% since the exploration drilling switched to NQ core. Silverado contractors have competently prepared samples analysis and dispatch to external laboratories. All drill core is digitally photographed on site, and the photos are kept on file for future reference as needed. All photos from the 2007 and 2008 drill programs were submitted to the QP for additional verification.

Sample security is maintained by geological contractors. Samples are stored in a secure trailer at Nolan Camp. Individual samples are composited into larger rice bags and sealed with wire ties. Samples are then transported by contractors to the ALS Chemex preparation laboratory in Fairbanks, Alaska.

The analytical package selected from external assay laboratories reflects the need to: obtain precise antimony and gold values, obtain information on trace metals such as bismuth, lead, arsenic, cadmium, and selenium, and to seek to understand background levels of other elements for environmental monitoring reasons. Because Silverado is evaluating the lode resources of the area for potential development, it is useful for Silverado to take a broad look at the elemental suite present in the affected environment in order to better design an environmental monitoring program. Data from Workman’s Bench shows Ca values as high as 17.50 percent. This may indicate a high CaCO3 content of some sample intervals. Recent (2008) core logging criteria requires the geologist to do a cold diluted HCL acid test of the drill core while logging the core as a field test of the carbonate (buffering potential ) content of the bedrock. The rock encountered in the zones of interest have elevated sulfide contents that could pose an acid drainage problem during future mining operations. The Company tracks both the sulfide content and the carbonate content for acid-base accounting purposes.

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

Mineralogical Processing and Metallurgical Testing Results of the 414 lb Bulk Sample.

Until very recently, Silverado had not completed mineral processing or processing tests of lode mineralization in the Nolan Creek area. Silverado has acquired a permit from the USBLM to collect and process a maximum 1,000 cu yd of material from the Workman’s Bench lode for metallurgical testing. The bulk sample will be collected for a more accurate determination of grinding, flotation, and other processing and mineralogical characteristics of the stibnite. The bulk sample will also determine the mineralogical nature of the gold and help determine the Company’s recent conclusions that there is a gold ‘nugget effect’ associated with the stibnite veins, and the larger bulk samples will serve to better ascertain a more accurate gold to antimony ratio for the Workman’s Bench deposit.

In April 2008, the QP collected a 414 lb bulk sample of semi-massive to massive stibnite, vein quartz, and wall rock gangue all from the defined mineralized ‘A’ Zone in the Workman’s Bench underground workings . The purpose was to determine the mineralogical nature of the antimony mineralization and the source of significant gold values. There is much variation in gold content of the stibnite zones even within constrained sample collection areas. The bulk sample was sent to Hazen Research Labs Inc. (Hazen) in Golden, Colorado, USA in order to discover the most optimal grind for potential marketing of a stibnite product, identify the mineralogical nature of gold and antimony values in the mineralization.

Two reports were produced by Hazen in September: 1) Report #1 - Flotation and Gravity Results, Workman’s Bench Stibnite-Gold Deposit, Wiseman District, Alaska; and 2) Report #2 - Mineralogical Examination, Workman’s Bench Stibnite-Gold Deposit, Wiseman District.

Summary of Hazen’s Report #1 - Rod mill grinding followed by two rougher stages yielded a gold recovery of 98% and an antimony recovery of nearly 100% in 37.8 percent of the weight, which strongly indicates flotation may be a viable process for recovering gold and antimony at Workman’s Bench. The gold and antimony grades from the sample were 0.546oz/ton (as stated, 18.7 g/t) and 36.7 percent respectively, which compare fairly closely to the average inferred resource grades of 39.13 % antimony and 0.395 oz/ton gold from ‘A’ Zone. Gravity separation using a quarter DeisterTM shaking table produced a second, cleaner gold and arsenopyrite concentrate that assayed 9.4 oz/ton (356.0 g/t) gold . This test work indicates that coarse gold and coarse stibnite can likely be recovered by gravity separation; however, fine grained components of both mineralogical products may require flotation. Given the tendency for stibnite to ‘slime’, a flotation circuit may be an important prerequisite for a recovery system. Using gravity only methods would result in a stibnite recovery of approximately 85 percent, and gold recovery of about 90 percent. No duplicate flotation and gravity confirmation tests were completed by Hazen Research Labs Inc.

Summary of Hazen’s Report #2 – The second report involved a different separation process that included a heavy liquid with a specific gravity of 2.96 (acetylene tetrabromide) for separation of the heavy minerals for statistical analysis and to determine the nature of the gold occurrence. The heavy liquid sink produced 85% stibnite, 10% gangue, 3% pyrite, 2% arsenopyrite, 1 % Rutile, and native gold.

Further metallurgical testing may prove that acceptable gold and antimony recoveries from slimes may be obtained through the side of the high centrifugal force effect provided by a Falcon Concentrator. If this proves to be the case, then the more costly flotation process may be avoided.

Budget projections for this project are detailed under the section “Projected Annual Budget for” 2009.

We are a mineral exploration company with interests in properties located throughout the state of Alaska. The majority of such properties are in the early stages of exploration, and there is no assurance that a commercially viable mineral deposit exists on all of such properties. Effective January 1, 2009, based on completion of a preliminary feasibility study, our Nolan Gold and Antimony Lode Project has disclosed an economically viable mineral reserve. The preliminary feasibility study concluded that the resource estimates disclosed by the Company in its Current Report on Form 8-K on November 17, 2008 can be reclassified as a probable reserve. Though there were no material changes to the grades and quantities previously reported on November 17, 2008, there was additional data produced that added new grades and there was further work conducted on this zone that resulted in the aforementioned reclassification.

2.    Ester Dome Property

2.1    Ester Dome Property 2008 Work

The properties comprising our Ester Dome gold project are discussed in detail under the heading Description of Properties herein. In recent years, all exploration trenches were backfilled, stabilized, and seeded to resist surface erosion. Annual assessment work for

2008 was completed and all claim rental payments were made to maintain the property in good standing. Fairbanks North Star Borough 2008 taxes were paid on the mill facility and mine facilities in the sum of $7,950.30.

2.2    Ester Dome Property 2009 Work Plan

During 2009, we plan to continue work toward completion of the closure of the Grant Mill Tailings Pond, as part of our asset retirement obligations. This pond, which is filled to capacity with tailings, will be capped and decommissioned after a final approval of the tailings pond closure plan is received from the Alaska Department of Environmental Conservation (“ADEC”). Currently the Company is waiting on a report from Shannon and Wilson Inc., an engineering and environmental firm that is in the process of completing a study that is needed for the Company to move to the next phase of required permitting needed before the decommission process can take place. The Company remains in good standing with the state regulators and will continue reclamation work on our Ester Dome holdings during 2009.

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

3.    Hammond Property

3.1    Hammond Property 2008 Work

The placer claims comprising our Hammond property are discussed in detail under the heading Description of Properties in this annual report. During 2008, rental payments were made to keep the mining claims in good standing.

3.2    Hammond Property 2009 Work Plan

To date, the Nolan Creek Deep Channel placer deposit and the Hammond River Slisco Channel have the greatest exploration potential for an economically viable placer deposit. Both prospects require more RC drilling and analysis.

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

The higher placer gold values in both pay layers are located within the left limit of the Slisco Channel. In addition to the encouraging drill results to date, the potential of extending the channel to the southeast plus the possibility of discovering gold bearing tributary channels, make this a prospect for additional discoveries. During the summer of 2009, a series of drill holes will be completed to explore for the extension of the Slisco Channel to the south. Presently, it has been traced for 1,800 feet. The drill program will also seek to define any gold bearing tributaries to the Slisco Channel.

This project may require the Company to secure additional funding. Even if funding is acquired, there is no guarantee that a commercial gold bearing placer deposit will be developed. Even if a gold bearing deposit is developed, additional funding will be required to mine the deposit, and until a feasibility study is completed, there is no guarantee that the deposit will be profitable to mine.

4.     Eagle Creek Property

The properties comprising our Eagle Creek property are discussed in detail under the heading Description of Properties in this annual report. During 2008, annual assessment work was completed on the property, and rental payments were made to keep the mining claims in good standing.

4.1    Eagle Creek Property 2009 Work Plan

During 2009, annual assessment work will be completed on the property to keep the mining claims in good standing. Assessment work will be focused on the northwest part of the claim block, where drilling and trenching has defined an intrusive host rock, thought to be a sill, containing low grade gold, silver and antimony mineralization. If funding permits, the Company will design a trenching and drilling program to further investigate the gold and byproduct mineral distribution of the intrusive. Additional work which includes trenching and drilling will also be completed on the Number One Vein. The Number One Vein was the lode quartz gold structure which has been mined commercially for antimony. The drilling will be performed by a drill contractor.

Completing the 2009 work plan will be contingent on available funding. Even if funding becomes available, there is no assurance that a commercial gold-silver-antimony deposit will be defined.

2009 Exploration Budget

Projected Annual Budget for Fiscal Year 2009

Nolan Gold Project

Drilling and Exploration Program - Nolan Gold Project	$1,000,000
Underground Development and Mining Program - Nolan Gold and Antimony Project	7,940,000
Total Costs for the Nolan Gold Project	8,940,000
Total Costs for the Eagle Creek Project	20,000
Total Costs for the Ester Dome Project	520,000
Total Costs for the Hammond Project	20,000
Administration – All Projects	500,000
Total Budget All Projects	$10,000,000

Completion of all of the projects described in the 2009 work plan will be contingent on additional funding. There is no assurance that additional funding will be obtained. Even if the additional funding is obtained, there is no assurance that a commercial ore deposit will be developed. Revenues from any anticipated gold and antimony sales are projected to be profitable.

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

On December 18, 2006, Silverado Green Fuel Inc. announced the signing of a Memorandum of Understanding (“MOU”) between Choctaw County, the Choctaw County Economic Development District (“CCEDD”), the Mississippi Development Authority (“MDA”) and Silverado Green Fuel Inc. The MOU is an agreement to build the country’s first Low-Rank Coal-Water fuel commercial demonstration plant at the Red Hills Ecoplex just outside of Ackerman, MS. Considering the inability to receive a Federal fund appropriation over a seven year period as no energy bill was passed, the Company suggested that CCEDD and MDA retain their grants and not reconsider them until such time as complete funding for the project could be obtained. Both CCEDD and MDA agreed and dissolved the MOU and related grants pending senior project financing.

Silverado is currently having a $150,000 study conducted on the chemical and physical characteristics of Mississippi Red Hills Lignite Coal at the Mineral Industry Research Laboratory at the University of Alaska (Fairbanks) and expects results by late 2009.

Results of the tests as well as capital availability and an increase in oil prices would all have to be positive for Silverado Green Fuel Inc. to reconsider construction of its LRCWF project. In the meantime, Dr. Warrack Willson, at age 65, has retired from Silverado Green Fuel and the Company retains its rights under its agreement with Dr. Willson to the LRCWF technology and exclusive rights to technology developed by Dr. Willson during his employment with Silverado.

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

  Hammond (Slisco) – Silverado leases 24 federal placer mining claims and 36 federal lode mining claims from Alaska Mining Company, Inc.(ALMINCO)

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

i.      Lease Of Mining Claims With Option To Purchase - The Hammond (Slisco) Property

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

ii.     Lease and Purchase Agreement (King) - The Eagle Property

Silverado has an equal (50%) ownership interest in 77 state mining claims with Kathleen King (“King”). Silverado will acquire a full (100%) ownership interest in such state mining claims upon the payment of an additional $48,000 to King in installments of $5,000 per year.

iii.    Agreement For Conditional Purchase And Sale Of Mining Property (May et. al.) - The Ester Property

Silverado is party to an Agreement For Conditional Purchase And Sale Of Mining Property (the “1979 Agreement”), dated May 12, 1979, with Donald J. May, Paul I. Barelka, and Mark Thoennes (collectively, the “Sellers”) pursuant to which Silverado agreed to conditionally purchase certain unpatented state mining claims located in Fairbanks, Alaska (the “1979 Claims”), including all other then-owned and after-acquired mining claims or interests in mining claims within one mile of any portion of the 1979 Claims, from the Sellers. The state mining claims formerly belonging to Thoennes were acquired by Barelka and May who have deeded the claims to Polar Mining Inc. and The Fairbanks Rescue Mission respectively. The present owners of the mining claims covered under the above agreement are Fairbanks Rescue Mission and Polar Mining, Inc.

The term of the 1979 Agreement commenced on the date Silverado took possession of the 1979 Claims and will expire upon the earlier of (i) the purchase price therefore being paid in full, or (ii) a default remaining uncured for more than sixty (60) days after the date of the written notice of such default.

Title to the 1979 Claims will pass to Silverado upon its payment in full of the purchase price of $2,000,000. The purchase price is payable at 15% of net profits (as such term is defined in the 1979 Agreement) per year, adjusted for inflation, calculated on a quarterly basis, and payable within sixty (60) days of the end of each calendar quarter. Upon full payoff of the purchase price, the Sellers will be entitled to a royalty payment in the form of a carried interest of 3% of net profits from Silverado’s operations until production on the 1979 Claims is permanently terminated.

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

In the event of default, the Sellers must provide written notice to cure to Silverado. If the Silverado fails to cure such default within sixty (60) days after the date of such notice, the non-defaulting party’s remedy is to arbitrate the issue in accordance with the terms of the 1979 Agreement.

iv.     Exploration And Mining Lease - The Ester Property

Silverado and Gilbert Dobbs (“Dobbs”) entered into an Exploration And Mining Lease (“Dobbs Lease”), dated November 6, 1984, as amended on August 4, 1996, pursuant to which Silverado leased from Dobbs three federal lode mining claims in Fairbanks, Alaska known as the Moose Claim (BLM F061722), the Rosie Claim (BLM F061724) and the Brandy Claim (BLM F061725) (collectively, the “Dobbs Claims”), and all exploration, mining, and water rights associated therewith. The above federal Rosie and Brandy claims have been converted to four state mining claims: Rosie 1 (ADL575826), Rosie 2 (ADL575827), Brandy 1 (ADL575828), and Brandy 2 (ADL575829).

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

v.      Agreement For Conditional Purchase And Sale Of Mining Property (Burggraf) - The Ester Property

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

Title to the 1978 Claims will pass to Silverado upon its payment in full of the purchase price of $2,000,000. The purchase price is payable at 15% of net profits (as such term is defined in the 1978 Agreement) per year, calculated on a quarterly basis, and payable within sixty (60) days of the end of each calendar quarter. The 1978 Agreement also called for Silverado to issue an aggregate of 100,000 shares of its common stock to Burggraf over the course of four (4) years from the date thereof. Once Silverado pays the purchase price in full to Burggraf, it will be obligated to make royalty payments equal to 3% of net profits derived from its operations on the 1978 Claims until production is terminated. Furthermore, if any agreement is reached with a third party concerning properties owned by such third party within two miles of any portion of the 1978 Claims, Burggraf will be entitled to royalty payments equal to 2% of net profits derived from Silverado’s operations on the 1978 Claims. The original six federal unpatented federal lode claims incorporated in the “1978 Agreement with Burgraff” have been converted to state mining claims: Grant 26-31(ADL 536564-536569). All mining claims under the agreement are now state mining claims.

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

EMPLOYEES

We do not have any employees. Our operating and administrative activities are carried out through our agreements with the Tri-Con Mining Group.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have spent the following amounts on research and development activities during the past two fiscal years:

	December 1, 2007	December 1, 2006
	to November 30, 2008	to November 30, 2007
Research and Development
Expenditures:	$295,045	$34,313

Research and development activities were primarily attributable to the pursuit of the development of our Green Fuel business. During 2007 and 2008, the majority of the research and development costs attributable to the low-rank coal-water fuel technology related to further technical work on the fuel creation temperature.

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

We had deficit working capital of $1,293,886 as of November 30, 2008. We did not report revenues in our last three fiscal years ended November 30, 2008, 2007 or 2006. Our plan of operations calls for expenditures of a minimum of $10,000,000 to be incurred by us over the next twelve months in order to continue our mining exploration activities at the Nolan Gold, Ester Dome, Eagle Creek and Hammond Projects. While we will apply proceeds from gold sales generated from our test mining activities to cover our exploration expenditures, we anticipate that proceeds from gold sales over the next twelve months may not exceed our projected expenditures during this period with the result that we will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, including our planned test mining activities, and our financial condition, business prospects and results of operations will be materially adversely affected.

We are a mineral exploration company with interests in properties located throughout the state of Alaska. The majority of such properties are in various stages of exploration, and there is no assurance that a commercially viable mineral deposit exists on all of such properties.

Thomas K. Bundtzen, an independent third party mining consultant and an AIPG and NI 43-101 Qualified Person, completed a Preliminary Feasibility Study for the Company effective January 1, 2009. The study concluded that the lode gold and antimony deposit underlying Workman’s Bench and the southwestern portion of the Solomon Shear Zone contain probable reserves. Nevertheless, there is no assurance that we will be able to recover quantities of gold and antimony in these areas or in any others that will enable us to achieve sales of gold and antimony that will exceed our costs of recovering the gold and antimony.

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

This annual report discusses our mineral resources in accordance with Canadian National Instrument 43-101, as discussed under the section of this annual report entitled “Description of Properties”. Resources are classified as “measured resources”, indicated resources” and “inferred resources” under NI 43-101. However, U.S. investors are cautioned that the United States Securities and Exchange Commission does not recognize these resource classifications. There is no assurance that any of our mineral resources will be converted into reserves under the disclosure standards of the United States Securities and Exchange Commission except for those probable reserves defined in the January 1, 2009 report earlier referenced in this document. Further, “‘inferred resources” have a great amount of uncertainty as to their existence, and economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that part or all of an “inferred resource” exists, or is economically or legally mineable.

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

Our four groups of mineral properties located in Alaska are described below. This disclosure incorporates the results of technical reports prepared during 2008 by Thomas K. Bundtzen (“Bundtzen”/the “QP”), a third party independent qualified person and certified professional geologist, in accordance with the requirements of Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). The resource information listed below is different from resource information and resource totals previously disclosed in our 2007 Annual Report on Form 10-KSB. The more recent 2008 resource estimates are different because Bundtzen determined that some of the data used for the 2007 resource estimates was outdated. Investors may view the NI 43-101 reports at the Company’s website at www.silverado.com.

The NI 43-101 reports provide disclosure regarding Silverado’s Alaska properties in accordance with NI 43-101. U.S. Investors are cautioned that the United States Securities Commission does not recognize the terms “indicated resources” and “inferred resources”, as more particularly discussed below.

The Company holds interest in the following four groups of mineral properties in Alaska:

1.	Nolan Gold Project;
2.	Hammond Property (Slisco Bench);
3.	Ester Dome Properties;
4.	Eagle Creek Properties;

We are a mineral exploration company with interests in properties located throughout the state of Alaska. The majority of such properties are in the early stages of exploration, and there is no assurance that a commercially viable mineral deposit exists on such properties.

NOLAN GOLD PROJECT

Effective January 1, 2009, based on completion of a preliminary feasibility study, our Nolan Gold and Antimony Lode Project has disclosed an economically viable mineral reserve. The preliminary feasibility study concluded that the resource estimates disclosed by the Company in its Current Report on Form 8-K on November 17, 2008 can be reclassified as a probable reserve. Though there were no material changes to the grades and quantities previously reported on November 17, 2008, there was additional data produced that added new grades and there was further work conducted on this zone that resulted in the aforementioned reclassification.

1.    Location and Access

The majority of the properties comprising our Nolan Gold Project are adjacent to or within the Nolan Creek Valley, located approximately 8 miles northwest of the small town of Wiseman, and 175 air miles north of Fairbanks, Alaska in the southern foothills of the Brooks Range. Centrally located in the historic Koyukuk Mining District, Nolan Creek is a southerly flowing tributary to Wiseman Creek which flows southeasterly into the Middle Fork of the Koyukuk River. The Nolan Gold Project is accessible by the Elliott and the Dalton Highways, about 280 road miles north of Fairbanks Alaska. An all weather road connects the Nolan Creek Camp with the Dalton Highway and is suitable year-round for semi-tractors loaded with fuel and equipment. Air transportation is available by several commercial carriers from Fairbanks to the 4,500 ft long, state maintained Coldfoot Airport. The community of Coldfoot Alaska is about 15 miles south-southeast of Nolan, and has Alaska’s northernmost gas station, grocery, and public lodging. Coldfoot also has a weather station provided by the Alaska State Weather Service, and a post office.

All of the Nolan Gold Project properties are on federal land and located within the Wiseman B-1 Quadrangle. All of the mineral claims, with the exception noted below, are in the SE ¼, Township 31 North, Range 12 West, the NE ¼, Township 30 North, Range 12 West, and SW ¼, Township 31 North, Range 11 West, Fairbanks Meridian.

In addition to the Nolan Creek properties, Silverado also has two smaller placer claim groups on Clara Creek and Marion Creek, located 1.5 and 3 miles north respectively of the town of Coldfoot, Alaska, situated near the Dalton Highway.

A map illustrating the location and access to the Nolan Gold Project is provided below:

NOLAN
SLISCO
PROPERTY
Pipeline Highway
Secondary Road
XXXX Gold Deposit
Placer Mining Area
SILVERADO GOLD MINES
BROOKS RANGE
Sketch Map Of
ARCTIC KOYUKUK DRAINAGE
BY ROBERT MARSHALL
Compiled on U.S.G.S. Base
1932

2.    Property Description and Ownership Interest

All of the mineral properties at the Nolan Gold Project are federal mining claims. Federal mining law allows for a locator to stake either a placer deposit or a lode deposit. Under the federal mining law, a 20 acre placer claim with the dimensions of 660 feet by 1,320 feet may be staked. Lode mining claims have dimensions of 600 ft by 1,550 ft.

As of November 30, 2008, Silverado’s Nolan Gold Project consist of 204 unpatented, federal placer mining claims covering approximately 4,080 acres in three non-contiguous groups, and 407 unpatented federal lode mining claims covering approximately 8,140 acres in one large contiguous group. Many of the 407 lode mining claims are superimposed over the placer mining claims. There has been no legal survey on any of the claims. These groups of properties are described in the next subsection.

The majority of the Nolan Creek mining claims are controlled by Silverado Gold Mines Inc., a wholly owned subsidiary of Silverado. Many of the claim names acquired or staked by Silverado have historic names such as Mary’s Bench and Workman’s Bench. Beginning in 2006, new lode and placer claims were designated in numerical succession.

Annual fees were paid to the federal government. The Company paid the claim maintenance fee of $125 dollars per claim due before September 1, 2008. Maintenance and holding fees for the federal placer and lode mining claims for the Nolan Gold Project totaled $76,375 USD, which were paid July 31, 2008 to the Bureau of Land Management. An affidavit of evidence of maintenance fees paid for federal mining claims was filed on August 6, 2008.

(a)    Nolan Gold Project Placer Property

Our Nolan Gold Project placer claim holdings are comprised of 197 contiguous unpatented federal placer mining claims located within the Nolan and Hammond River drainage systems. Silverado also holds 2 unpatented federal placer mining claims located on Marion Creek and 5 unpatented federal placer mining claims located on Clara Creek. Both Clara and Marion Creeks are left limit tributaries to the Middle Fork of the Koyukuk River. The Clara Creek and Marion Creek claims are located approximately 1.5 and 3 miles north of Coldfoot, Alaska, respectively, and are situated near the Dalton Highway. Silverado is the registered owner of all 204 placer claims. Over the years Silverado has conducted operations on this property entitled: the Nolan Deep Channel, Smith Creek, Thomson’s Pup, Mary’s Bench, Swede Channel, Mary’s East, Archibald Creek, Mary’s East, Workman's Bench, Upper Nolan Creek, Dolney Bench, West Block, "3B1" on Nolan Creek, and Eureka Bench, et al. The main block of contiguous Nolan Placer claims cover approximately 6 square miles of creeks and fluvial terraces and uplands.

Of these claims, the Thomson’s Pup claims consist of 6 unpatented federal placer claims. The Company’s ownership in these claims is subject to a royalty of 3% of net profits on 80% of production payable to Frank Figlinski and Lyle R. Carlson.

(b)    Nolan Lode

The Nolan Lode claims are comprised of 407 unpatented federal lode claims. This number consists of the original 67 claims plus 241 claims added during 2006 and 99 claims added during 2007. Ownership of these federal lode claims is in the name of Silverado Gold Mines Inc. This area encompasses approximately 8,140 acres.

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

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz. GOLD RECOVERED	RECOVERED GRADE OZ/BCY (Bank Cubic Yards)
1980-88	Test Mining During Exploration	Surface Operations	Archibald / Fay Creek	40,000est	2,400 *	0.060est
1993	Production	Surface Operations	Thompson Pup	33,800	1,304	0.038
1994	Production	Underground Operations	Mary’s Bench Underground	16,143	2,697	0.167
1994	Production	Surface Operations	Eureka Bench Open Cut	29,300	5,733	0.196
1995	Production	Surface Operations	Phase 3 Open Cut	22,285	2,394	0.107
1995	Production	Underground Operations	3B1 Underground	12,991	1,006	0.077

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz. GOLD RECOVERED	RECOVERED GRADE OZ/BCY (Bank Cubic Yards)
1995	Production	Surface Operations	West Block Open Cut	18,988	1,305	0.069
1995	Production	Surface Operations	Mary’s Bench hydraulic	600	27	0.045
1996	Test Mining During Exploration	Surface Operations	Dolney Bench Surface	5,042	126	0.025
1998	Test Mining During Exploration	Surface Operations	Archibald Creek Surface	5,947	128	0.022
1999	Test Mining During Exploration	Underground Operations	Swede Channel Underground	4,575	623	0.136
1999	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	5,580	112	0.020
2000	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	14,919	201	0.013
2003	Test Mining During Exploration	Underground Operations for Nolan Deep Channel; Surface Operations for Wooll Bench, Mary’s Bench and other	Nolan Deep Channel, Wooll, Mary’s Bench, Other	30,279	451	0.015
2006	Test Mining During Exploration	Underground Operations	Swede Channel Underground	6,843	939	0.137
2007	Test Mining During Exploration	Underground Operations	Swede Channel and Mary’s East Underground	14,092	3,726.8	0.264
2008	Exploration for Lode deposits Only	Exploration for Lode deposits Only		N/A	N/A	N/A
TOTALS				261,384	23,172.8	0.089

*Includes 1,320 ounces produced by lessee.

We have not achieved profitability in any of the years during which we have carried out test mining activities at the Nolan Gold Project.

We did not carry out any gold recovery operations during 2004 and 2005 as we focused on lode exploration on the property, as opposed to test placer mining activities. We also did not carry out any gold recovery operations in 2008, as we focused on the lode exploration program.

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

4.    Present Condition of the Property

We have spent approximately $35,000,000 over the last 20 years acquiring, exploring and undertaking test mining activities and test exploration on the Nolan Gold Project. Up to November 30, 2008 we have completed 851 placer drill holes with a cumulative total of 49,370 feet of drilling. About 219 of those drill holes were completed along the frozen gold bearing deep channel of the Nolan Creek known as the Nolan Deep Channel. We have also completed lode exploration drill holes with a cumulative total of over 16,152 feet of diamond core drilling..

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

Currently we have a fully functioning all season enclosed 23 man camp (Nolan Camp) with three functioning offices with computers and internet access. The camp has a STW treatment plant for sewage and graywater treatment. The camp site also has a large mechanics shop for working on heavy equipment such as backhoes and bulldozers. The camp also has multiple ADEC approved containments with tanks capable of storing 30,000 gallons of diesel fuel, and a peripheral explosives storage area. The camp also has an abundance of heavy equipment for excavating and road maintenance.

Exploration Objectives for the Nolan Gold Project

Our exploration plans are to expand our reserves on Workman’s Bench and further define gold deposits in order to provide a basis for the assessment of the feasibility of future additional test mining activities at the Nolan project. We are currently undertaking an extensive geological exploration program on the Nolan Gold Project. The program includes drilling, as well as the review of geological, geochemical and geophysical data. We are currently preparing for the development stage on our Nolan Lode and Antimony Project. The Company has acquired a permit to collect a 1,000 cu yd bulk sample of quartz-antimony-gold from the mineralized zone in the Workman’s Bench portion of the Solomon Shear Zone. We have also completed a preliminary feasibility study effective January 1, 2009. The overall objectives of our exploration program are as follows:

1.

To continue to expand reserves on the antimony-gold veined southwestern extent of the Solomon Shear Zone as well as northeast through Pringle Bench to the Hillside area, a distance of approximately 6000 feet where, drilling, trenching, geology, geochemistry, ground and air borne geophysics all when combined, indicate a continuation of the ore zone or more lode deposits on the Nolan Gold project that could be the source of our placer gold deposits. We will continue to use our new systematic and scientific approach utilizing both GPS and GIS for interpretation of our spatial data.

2.

To continue seeking capital investment to allow the successful advancement of our Nolan Gold and Antimony Project to the development stage and mining. We will use the Bundtzen preliminary feasibility study as a road map (guideline) for the project to move forward to the development and mining stage and continue to follow the recommendations of our QP which includes a 2009 program designed to upgrade from probable reserves to proven reserves in the Workman’s and Pringle Bench areas, and continue exploration along the strike length of the Solomon Shear Zone, advancing the drilling program northeast to the Hillside Zone. Also, as per our QP’s recommendations, we will involve continued aggressive permitting, fulfilling the requirements of our regulators in an expedient manner.

3.

To identify surface or sub-surface placer deposits at our Nolan Gold Project that are prospective for test mining operations. In general, these deposits are located on benches that are ancient river beds and lakeshore deposits located above the present channel of Nolan Creek. These deposits include Mary’s Bench, Jack London Bench, Wooll Bench, Workman’s Bench, Swede Channel, Upper Nolan Creek (deep channel), Lower Nolan Bench and Mary’s East including areas adjoining to the north, east and south. The objectives of our drilling program will include the determination of the nature and extent of areas of known bench deposits that are prospects for test mining operations and the identification of new bench deposits that may be prospects for test mining operations. Mary’s Bench East and areas adjoining north, east and south as well as, the Swede Channel and the areas adjoining to the east and south, in that order, are our exploration priorities as they have showed the most positive results from earlier exploration that we have completed. Wooll Bench and Workman’s Bench have been less extensively explored with only limited drilling. The Lower Nolan Bench has not been drilled. The newly discovered Jack London Bench may also be a priority target in the future. It is our belief that as a lode deposit goes into production, the placer deposits may then be mined in conjunction profitably by sharing various costs common to both types of mining.

4.

To identify any placer deposits at Slisco Bench, which is located on our Hammond River property that are prospective for test mining operations. The Slisco Bench (deep channel) deposit is approximately 3 to 4 miles northeast of the Nolan Deep Channel.

We have been working on interpreting the geology of the Nolan area since 1979, when we first acquired the project. Our latest and most extensive exploration program began in early 2007 and was directed at improving our placer deposit definition and discovering potential lode sources of the placer gold. Our exploration geologists and mining engineers have worked to move this objective forward. Our exploration efforts have included the analysis of geophysical data, geochemical sampling results, Company records and analysis provided by government mineral investigation efforts and publications as well as the trenching and exploration drilling of target areas. The exploration strategy and focus has changed slightly since the beginning of 2007, and is discussed below.

Exploration Strategy and Focus

The current focus of the Company is the advancement toward the development stage of our Nolan Gold and Antimony Project, especially along the southwestern end of the Solomon Shear Zone in the Workman’s Bench Area. The Company is in a transitional phase between exploration and development/mining.

The current exploration strategy involves a complete systematic approach that combines placer gold test mining data, soil geochemical data, geophysical data, percussion drilling data and diamond drill core data for the further delineation of potential lode sources for gold and antimony in the areas known as Pringle and Workman’s Bench. Our strategy also involves performing studies in preparation for the development & mining stage for the antimony-gold deposit underlying the Workman’s Bench. These studies include but are not limited to geotechnical studies of the bedrock for underground engineering and design purposes, additional hydrologic studies proximal to our planned underground workings, as well as collecting additional bulk samples of stibnite-gold vein material for larger scale milling and processing tests, and various environmental baseline studies.

The Company plans to drill more diamond core drill holes for additional estimates of reserves. We will continue to take advantage of the historic roads and trails on our property to use mobile heavy equipment for digging trenches into the bedrock for more accurate geologic interpretation and moving other mobile equipment like our newly acquired diamond core drill.

Prior to 2007, Silverado’s exploration efforts focused more on placer gold test mining activities , with only minor emphasis on drilling the bedrock to test for lode gold potential. Between 1993 and 2006, the Company drilled 14 percussion-reverse circulation (RC) drill holes totaling 3,695 ft. into bedrock and collected 727 assays for gold and antimony mineralization. The RC drilling indicated gold and antimony mineralized quartz veins . Although the data from the RC drilling indicated desired mineralization, it did not allow for the determination of the true width of the veins or other pertinent insitu information as the RC holes were used primarily to gather placer gold data. The recent focus of exploring for a lode gold and antimony deposit involves the use of a diamond core drill which allows the geologist to make determinations of the true width of mineralized veins and the relationship of the veins to other primary geologic structures. The diamond drill core allows for more accurate analysis of grade and interpretation of style of mineralization and timing of mineralization relative to other structures in the rock.

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
2.	Placer gold concentrated on bedrock in deeply incised bedrock channels that have been covered by ten to hundreds of feet of gravel and organic material; and
3.

Placer deposits concentrated on benches lying anywhere from 10 to 400 feet above present stream levels. These bench gravels were deposited when streams were flowing at higher levels relative to present levels due to damming by glacial ice.

Placer gold, lode gold and antimony are the main type of mineralization of interest on the property. We are currently exploring for a lode source for the placer gold. Known gold-bearing lodes identified on the Nolan Lode properties consist of stibnite-bearing quartz veins, and quartz veins containing free gold, which fill fractures cutting phyllite and metasiltstones.

Analysis of obtained airborne geophysical data identified a linear resistivity low that has been named the “Solomon Shear trend”. The resistivity low is coincident with a geochemical anomaly for gold, antimony, arsenic and other indicator minerals. This anomaly trends sub-parallel to Nolan Creek along the east side from south of Smith Creek into the Hammond River drainage. Immediately east of this trend lies a second sub parallel resistivity low also identified by airborne geophysics and showing similar characteristics to the “Solomon Shear Trend”.

The Company has identified a new zone with anomalous gold mineralization, which has been named “the Fortress”. The Fortress area is part of an east-west trending deformation zone that is overlain by strong arsenic and gold in soil anomalies, which are up to over 1,500 feet in length.

We will continue our exploration program in 2009 with the objective of identifying mineralization of commercial significance along this zone.

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

6.    2008 Nolan Gold and Antimony Project Mineral Reserves and Resource Estimates.

The following results are based on a Preliminary Feasibility study performed by Thomas K. Bundtzen (“Bundtzen”/the “QP”) of Pacific Rim Geological Consulting Inc. Bundtzen is an independent third party mining consultant who is an AIPG Qualified Person. The Company requested the study in September 2008. The study concluded that the lode gold and antimony deposit underlying Workman’s Bench and the southwestern portion of the Solomon Shear Zone, contains a probable reserve.

For a complete summary of the data used and the methods of determination of the lode resource estimates, readers are encouraged to view the recent 43-101 report by Bundtzen, effective January 1, 2009, which is posted on the Company’s website and on EDGAR and SEDAR.

General Note Regarding Estimates

The following information should be considered in connection with our estimates for Workman’s Bench, which we are disclosing in accordance with applicable SEC standards and regulations:

  Assumed Prices of US $700/oz for gold and US $2.25/lb for antimony.
  Process Recovery Rates of 85% for antimony and 90% for gold (as provided by Hazen Research from work done on an underground bulk sample from the D tunnel of the Workman’s Bench A vein and using gravity and water recovery systems only).
  Estimated Operating Costs of US $375/ton, based on operation of a 92 ton per day underground mine.

A cutoff grade of 4% antimony was used in our analysis. A 4% cutoff grade should be regarded as 4% antimony equivalent. No cutoff grade was used for gold, as antimony was the primary commodity being examined, and none of the resource polygons contained less than 0.05 oz/ton gold.

The reserve estimates for each of the three zones (A, B, and West) were determined by drill hole intercepts of each zone as well as channel samples of the zone from the underground workings. The QP used a polygonal estimation of grade by compositing sample assay information taken within designated widths and lengths of mineralized zones, giving consideration only for intercepts with an antimony value greater than 4% antimony (7% stibnite). A total of 124 intercepts of antimony-quartz-gold were assayed from the 41 diamond core drill holes for the three zones.

Considering the specific gravity of pure stibnite is 4.52 and quartz and schist gangue are 2.70 and 2.66 respectively, The QP used a tonnage factor of 8.2 cubic ft per ton (massive stibnite would be 7.1 cubic ft per ton).

Polygonal Calculations of tons, Grades and Amounts of Antimony and Gold

Readers are cautioned that the following estimates are under the category of a probable reserve and they are not a proven reserve, which requires a higher degree of feasibility study. These values are based off of a preliminary feasibility study, which is not the same as a legal feasibility study.

The following tables summarize the polygon calculations used by the QP to determine the probable mineral reserves for the Workman's Bench gold and antimony deposit, effective January 1, 2009. The data below is based off of 2007 and 2008 diamond core drilling data. As well as channel samples and specific vein samples collected from our underground workings that were collected by the QP in 2008. Detailed maps, outlining the polygons used in the probable reserve estimates, are shown in the QP’s NI 43-101 technical report (feasibility study), effective January 1, 2009.

Polygonal Probable Reserve Calculations of Workman’s Bench ‘A’ Zone, Nolan Creek, Alaska

Polygon	Tons	Antimony (%)	Antimony (tons)	Gold (oz/ton)	Gold (ounces)
1	365	4.70	17.2	0.056	20.4
2	337	4.20	14.1	0.120	40.4
3	445	22.80	101.5	1.090	485.1
4	484	22.85	110.5	1.070	517.8
5	602	29.60	178.2	1.120	674.2
6	508	23.09	116.8	0.056	28.4
7	390	50.89	198.4	1.109	432.2
8	379	31.40	119.0	1.115	422.6
9	305	28.03	85.4	0.987	301.0
10	195	13.47	26.2	0.146	28.5
11	950	22.36	212.4	0.193	183.4
12	175	27.94	48.9	1.097	191.9
13	125	10.66	13.3	0.970	121.3
14	105	16.17	33.9	0.102	10.7
15	535	19.73	105.5	0.300	160.6
16	335	31.68	106.1	0.307	102.8
17	452	34.24	154.7	0.334	150.9
18	152	24.68	37.5	0.486	73.8
19	109	21.43	23.3	0.240	26.1
20	485	24.40	118.3	0.323	156.6
21	855	24.73	211.4	0.196	167.5
22	245	19.90	48.7	0.256	62.7
23	140	17.48	24.4	0.250	35.0
24	65	16.50	10.7	0.160	10.4
25	85	18.86	16.0	0.166	14.1
26	101	18.19	18.4	0.150	15.1
27	100	15.77	15.8	0.143	14.3
28	146	14.18	20.7	0.170	24.8
29	389	36.55	141.9	0.322	125.2
30	716	35.86	256.7	0.340	243.4
31	384	23.49	90.2	0.141	54.1
32	345	23.10	79.7	0.181	62.4
33	107	24.18	25.8	0.217	23.2
34	330	32.04	106.0	0.267	88.0
35	780	39.10	304.9	0.681	531.2
36	840	36.57	307.1	0.492	413.2
37	2,050	48.74	999.0	0.416	853.0
38	2,490	48.68	1,212.0	0.453	1,128.0
39	2,300	54.59	1,255.0	0.725	1,667.0
40	459.0	21.00	96.3	0.459	210.6
41	1,180	39.43	465.0	0.201	237.0
42	550	30.66	165.0	0.130	72.0
43	185	20.50	37.9	0.106	19.6
44	820	28.02	229.6	0.114	93.4
45	353	18.14	64.0	0.107	37.8
46	697	7.93	55.2	0.123	85.7
47	998	17.53	174.9	0.101	100.7
48	157	20.93	32.8	0.106	16.6
49	140	14.49	20.3	0.056	7.8
50	450	10.80	48.6	0.098	44.1
51	135	28.76	38.8	0.140	18.9
52	100	29.58	29.6	0.130	13.0
53	85	29.60	25.1	0.120	10.2
54	454	23.74	107.8	0.171	77.6
55	423	24.02	101.6	0.516	218.2
56	228	23.02	52.5	0.463	105.6
57	235	20.02	47.0	0.413	33.6
58	338	26.46	89.4	0.463	156.4
59	564	21.44	120.9	0.526	296.6
TOTAL/AVERA	28,452	31.52	8,967.9	0.405	11,516.7

Polygonal Probable Reserves Calculations for ‘B’ Zone, Workman’s Bench, Nolan Creek Area, Alaska

Polygon	Tons	Antimony (%)	Antimony (tons)	Gold (oz/ton)	Gold (ounces)
1	185	34.32	64.0	0.298	55.0
2	237	40.13	95.0	0.618	146.0
3	175	39.36	69.0	0.507	89.0
4	475	47.50	226.0	1.105	524.0
5	590	41.42	244.0	0.652	384.0
6	574	45.32	260.0	1.060	608.0
7	195	31.32	61.0	0.425	83.0
8	289	17.59	50.8	0.154	44.5
9	830	37.15	308.0	0.802	666.0
10	675	34.97	236.0	0.724	489.0
11	116	21.73	25.2	0.123	14.3
12	79	19.76	15.6	0.130	10.3
13	160	10.10	16.2	0.313	50.1
14	186	21.60	40.2	0.451	83.9
15	487	15.25	74.2	0.430	209.4
16	875	25.54	223.4	0.317	277.3
17	95	16.51	15.7	0.241	22.9
18	331	16.06	53.1	0.244	80.8
19	209	4.59	9.6	0.067	14.0
20	107	5.16	5.5	0.070	7.5
21	145	13.82	20.0	0.063	9.1
22	155	13.58	21.1	0.050	7.8
23	365	7.98	29.1	0.160	58.4
24	385	5.65	21.7	0.083	31.9
25	567	8.30	47.0	0.310	175.8
26	269	4.77	12.8	0.256	68.8
TOTAL/AVERAGE	8,756	25.63	2,244.2	0.480	4,210.8

Polygonal probable reserve Calculation for ‘West’ Zone, Workman’s Bench, Nolan Creek area, Alaska

Polygon	Tons	Antimony (%)	Antimony (tons)	Gold (oz/ton)	Gold (ounces)
1	565	2.86	16.1	0.908	513.0
2	446	2.39	10.6	0.108	48.2
3	450	3.12	14.0	0.921	414.5
4	359	2.64	9.5	0.121	43.4
5	131	3.36	4.4	0.140	18.3
6	73	9.30	6.8	0.143	10.2
7	210	9.81	20.6	0.124	26.0
8	297	18.09	53.7	0.105	31.2
9	110	19.06	20.9	0.261	28.7
10	95	12.10	11.5	0.225	21.3
11	109	14.53	15.8	0.215	23.4
12	166	13.13	21.8	0.229	38.0
13	286	18.35	52.4	0.293	83.8
14	397	11.75	46.6	0.098	38.9
15	175	21.56	37.7	0.146	25.6
16	537	19.82	106.4	0.140	75.2
17	160	23.59	37.7	0.143	22.8
18	192	35.32	67.8	0.230	44.2
19	75	31.78	23.8	0.196	14.7
20	115	21.74	25.0	0.113	13.0
21	256	25.28	64.7	0.147	37.6
TOTAL/AVERAGE	5,204	12.80	667.8	0.302	1,572

Total Probable Lode Mineral Reserves, for Workman’s Bench, Nolan Creek Area “A”. “B” and “West” Zones

Readers are cautioned that the following estimates are under the category of a probable reserve and they are not a proven reserve, which requires a higher degree of feasibility study. These values are based off of a preliminary feasibility study, which is not the same as a legal feasibility study.

Reserve Category	Cut-off g r a d e (% Sb)	Quantity (ton)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Probable	4.0	42,412	28.00	11,880	0.408	17,300

Notes:
– Rounding may result in some discrepancies.
– No processing recovery factors have been applied to these reserve figures.
– The unit ton refers to short tons.
– Cut-off grade is 4.0% Sb ‘equivalent’, which refers to the combined values of gold plus antimony expressed in terms of antimony alone
– Effective date of the estimate is January 1,2009.

Total Inferred Lode Mineral Resources, Nolan Creek Area effective January 1, 2009

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

The following table summarizes the mineral resources for the gold and antimony deposit, effective January 1, 2009.

Resource Category	Cut-off grade (% Sb)	Quantity (ton)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Inferred	4.0	27,697	12.26	3,397	0.230	6,372

Notes:
– Mineral Resources which are not mineral reserves do not have demonstrated economic viability. The estimate of mineral resources may be materially affected by environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues.
– Rounding may result in some discrepancies.
– No processing recovery factors have been applied to these resource figures.
– The unit ton refers to short tons.
– Cut-off grade is 4.0% Sb ‘equivalent’, which refers to the combined values of gold plus antimony expressed in terms of antimony alone.

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

As of November 30, 2008, we were in arrears of required mineral property claims and option payments of $390,000 and therefore our rights to the property were adversely affected. We are currently re-negotiating the terms and conditions of the Alminco agreement with Alminco. Alminco has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit, however there is no assurance that we will be able to successfully renegotiate the terms and conditions of the Alminco agreement.

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

The total area of all claims equals approximately 2.5 square miles and all claims are valid. There has been no legal survey on the claims.

There are three separate agreements covering the above mentioned 53 claims on the Ester Dome property.

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

The total tonnage processed through the Grant mill up to 1989 amounts to 111,852 tons with a total of 11,215 oz. of gold produced for an average calculated recovered grade of 0.10 oz/ton. Gold recoveries from the Grant Mine are summarized as follows:

YEAR	DRY MILLED	TONS RECOVERED OZ. GOLD	RECOVERED GRADE
1980 – 1981(1)	4,170	1,424	0.341
1985 –1986	7,069	1,372	0.193
1987 - 1989	100,586	8,419	0.083
TOTALS	111,852	11,215	0.10

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

(a) May (St. Paul) / Barelka:

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

(b) Dobbs:

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

General Note Regarding Estimates

The following information should be considered in connection with our estimates for the Ester Dome properties, which we are disclosing in accordance with applicable SEC standards and regulations:

  Assumed Price of US $700/oz for gold.
  Process Recovery Rates of 94%
  Estimated Operating Costs of $130 per ton for an underground mine plus mill and $80 per ton for a surface mine and heap leach

Rounding may result in discrepancies. No process recovery factors have been applied to any of the following resource estimates. The unit ton refers to short tons.

The following resource estimates were extracted from a July 11, 2008 NI 43-101 report prepared by Bundtzen. Thomas K Bundtzen is an AIPG Certified geologist who represents the Company as a third party independent Qualified Person.

There are no mineral reserves estimated for Silverado’s Ester Dome properties. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

A.    GRANT MINE - O’DEA STRUCTURE

Cautionary Note to U.S. Investors concerning estimates of Indicated Resources and Inferred Resources

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

The following table also uses the term ‘inferred resources’. Silverado advises U.S. investors that while this term is recognized and required by Canadian regulations (under National Instrument 43-101 Standards of Disclosure for Mineral Projects), the U.S. Securities and Exchange Commission does not recognize it. ‘Inferred resources’ have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an Inferred Mineral Resource will ever be upgraded to a higher category. Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. U.S. investors are cautioned not to assume that part or all of an inferred resource exists, or is economically or legally mineable.

O'Dea-Grant Mineral Resources, effective July 11, 2008

Deposit	Resource Category	Cut-off Grade (oz/ton) Au	Quantity (ton)	Grade (oz/ton Au)	Metal (oz of Au)
O'Dea-Grant	Indicated	0.08	342,000	0.303	103,630
O'Dea-Grant	Inferred	0.04	1,380,620	0.089	123,670

B.    DOBBS – (ETHEL – ELMES)

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

Dobbs (Ethel-Elmes) Inferred Mineral Resources, effective July 11, 2008

Deposit	Resource Category	Cut-off Grade (oz/ton) Au	Quantity (ton)	Grade (oz/ton Au)	Metal (oz of Au)
Ethel Elmes	Inferred	0.04	1,172,820	0.077	90,470

C.    ST. PAUL

Cautionary Note to U.S. Investors concerning estimates of Indicated Resources and Inferred Resources

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

The following table also uses the term ‘inferred resources’. Silverado advises U.S. investors that while this term is recognized and required by Canadian regulations (under National Instrument 43-101 Standards of Disclosure for Mineral Projects), the U.S. Securities and Exchange Commission does not recognize it. ‘Inferred resources’ have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of an Inferred Mineral Resource will ever be upgraded to a higher category. Under Canadian rules, estimates of Inferred Mineral Resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. U.S. investors are cautioned not to assume that part or all of an inferred resource exists, or is economically or legally mineable.

St. Paul-Barelka Indicated Mineral Resources, effective July 11, 2008

Deposit	Resource Category	Cut-off Grade (oz/ton) Au	Quantity (ton)	Grade (oz/ton Au)	Metal (oz of Au)
St. Paul-Barelka	Indicated	0.08	271,600	0.085	23,070

Ester Dome Mineral Resource Totals, Effective July 11, 2008

Category	Cut-off grade (oz/ton Au)	Quantity (ton)	Grade (oz/ton Au)	Metal (oz Au)
Total Indicated	0.08	613,600	0.21	126,700
Total Inferred	0.04	2,553,400	0.08	214,100

Note: Rounding may result in discrepancies. No processing recovery factors have been applied to any of these resource estimates. The unit ton refers to short tons. The mineral resource estimates reported in this section were prepared by Bundtzen. There are no mineral reserves estimated for Silverado’s Ester Dome properties. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

EAGLE CREEK PROPERTY

1.    Location and Access

The Eagle Creek property is accessed by the Steese Highway, 10 miles north of Fairbanks, Alaska to Fox, Alaska, then traveling along the Elliot highway 6 miles north to Murphy Dome Road, then west along Murphy Dome Road about 5 miles to the property. A map illustrating the location and access to the Eagle Creek property is provided below:

2.    Ownership Interest

The Eagle Creek property is comprised of 77 Alaska state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The total area of the claims equals approximately 3080 acres and all claims are valid. There has been no legal survey on the claims. Ownership of the claims is in the name of Silverado Gold Mines Inc. There is an "option to purchase" agreement with Arley Taylor (i.e., now with his descendants), to purchase a 100% interest in the property for $400,000, of which $48,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing. The original option agreement with Arley Taylor was acquired through an agreement with S. Tan who assigned the agreement to us in consideration of 15% royalty from production (15% of net operating profits after payback of costs). We have continued to make option payments on the Eagle Creek property based on the agreement, and as a result all of our mineral claims and options are in good standing.

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

4.    Present Condition of the Property and Current State of Exploration

We did not complete any exploration activity on the Eagle Creek property during 2008 other than assessment work and maintenance; however, an exploration work plan that includes trenching and drilling was developed and successfully permitted through the APMA process during 2007. Extensive exploration drilling has shown gold mineralization throughout the property. Exploration of the Eagle Creek property is currently in the preliminary stages.

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

FEDERAL CLAIM MAINTENANCE FEES AND STATE CLAIM RENTALS

We pay an annual federal claim maintenance fee to the Bureau of Land Management (“BLM”) of $125 for each federal mineral claim that is owned by us or held under a purchase or lease agreement. We paid aggregate annual federal claim maintenance fees of $83,750 during 2007; in addition, the Company paid $18,805 to BLM for staking new claims. In 2008, we paid an annual federal claim maintenance fee of $84,000 to BLM. We anticipate an amount similar to that paid for 2008 will be due in fiscal 2009.

Annual Alaska state claim rentals are due for each state mining claim that is owned or held by us under a purchase or lease agreement. An annual fee of $130 per claim is payable by us to the Alaska Department of Revenue for each claim. We paid aggregate Alaska state claim rental fees of $16,770 in fiscal 2007 and $16,770. We anticipate that a similar amount will be paid in fiscal 2009.

GLOSSARY OF TERMS

The definitions of geological and technical terms used in this Annual Report on Form 10-K are provided below:

Amphibolite Facies	An assemblage of minerals formed under medium to high pressure during regional metamorphism

Arsenopyrite	Mineral composed of iron, arsenic and sulphur.

Auriferous	Containing gold.

Bedrock	Rock units which underlie unconsolidated surface overburden or soils.

Brecciated	Rock composed of angular fragments held together in a matrix.

Calcareous Schist	A laminated metamorphic rock containing calcium carbonate.

Chlorite Schist	A laminated metamorphic rock containing prominent chlorite, which is a hydrated silicate of aluminum, iron and magnesium.

Chloritic Quartzite	A metamorphic rock composed primarily of quartz (silicon dioxide) with minor chlorite (see previous entry).

Development Stage	Includes all mining companies engaged in the preparation of a mineral deposit with reserves for production and which are not in the production stage.

Dikes	A tabular intrusive body of rock with a vertical or near vertical orientation.

Diorite	A body of intrusive rock composed of feldspars, amphibole and a small amount of quartz.

Dioritic Dikes	See dikes. See diorite.

Dominant Lithology	In a given area, the rock type occurring at the highest percentage.

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

Mineral Deposit

A mineral deposit is a mineralized body, which has been intersected by a sufficient number of drill holes or by underground workings to give an estimate of grade(s) of metal(s) to warrant further exploration or development. A mineral deposit does not qualify as a commercially viable mineral deposit with reserves under standards set by the Securities and Exchange Commission until a final, comprehensive, economic, technical and legal feasibility study has been completed.

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

Muscovite	A light coloured mica.

Ore	A natural aggregate of one or more minerals which, at a specified time and place, may be mined and processed and the product(s) at a profit or from which some part may be profitably separated.

Phyllite	An argillaceous rock intermediate between slate and schist.

Placer	Mineral, which has been separated from its host rock by natural processes and is often reconcentrated in streams as “placer deposits” or “placer gold”.

Porphyritic Phases	Areas of rock in which one or more minerals occur as larger crystals in a relatively finer groundmass.

Production Stage	Includes all mining companies engaged in the exploitation of a mineral deposit with proven reserves.

Pyrite	A mineral containing iron and sulphur.

Quartzite	A metamorphic rock composed mostly of quartz (silicon dioxide)

Quartz-Mica Schist Resistivity Low	A laminated metamorphic rock with roughly equal quartz and mica. In geophysical surveying, an area with higher electromagnetic conductivity than the surrounding area.

Schist	Flat plate-like metamorphic rock formations, which contain primarily mica.

Slate	A metamorphosed mudstone.

State Claims	Mineral claims up to 40 acres, located on State of Alaska lands.

Stibnite	A mineral composed of antimony and sulphur.

Stocks	Small intrusive bodies of rock.

Thrust Fault Contact	One rock type pushed over top of another at a relatively low angle.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding, nor is the Company’s property the subject of any pending legal proceeding. The Company also is not aware of any proceeding that a governmental authority is contemplating.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

Our common shares are quoted on the OTC Bulletin Board under the symbol “SLGLF,” on the Berlin Stock Exchange under the symbol “SLGL,” and on the Frankfurt Stock Exchange under the symbol “SLGL.” The following table indicates the range of high and low bid information of our common shares for each quarter within the last two fiscal years:

OTCBB:
	QUARTER ENDED	HIGH BID	LOW BID

	November 30, 2006	$0.08	$0.05
	February 28, 2007	$0.14	$0.06
	May 31, 2007	$0.16	$0.09
	August 31, 2007	$0.11	$0.06
	November 30, 2007	$0.09	$0.07
	February 29, 2008	$0.08	$0.06
	May 31, 2008	$0.04	$0.04
	August 31, 2008	$0.03	$0.03
	November 30, 2008	$0.01	$0.01

BERLIN:
	QUARTER ENDED	HIGH BID	LOW BID

	November 30, 2006	$0.06	$0.04
	February 28, 2007	$0.14	$0.06
	May 31, 2007	$0.016	$0.09
	August 31, 2007	$0.11	$0.06
	November 30, 2007	$0.09	$0.07
	February 29, 2008	$0.04	$0.04
	May 31, 2008	$0.03	$0.03

	August 31, 2008	$0.02	$0.02
	November 30, 2008	$0.01	$0.01

FRANKFURT
	QUARTER ENDED	HIGH BID	LOW BID

	November 30, 2006	$0.06	$0.04
	February 28, 2007	$0.11	$0.05
	May 31, 2007	$0.12	$0.07
	August 31, 2007	$0.08	$0.04
	November 30, 2007	$0.07	$0.05

February 29, 2008	$0.05	$0.05
May 31, 2008	$0.03	$0.03
August 31, 2008	$0.02	$0.01
November 30, 2008	$0.01	$0.01

The source of the high and low bid information is: http://ca.finance.yahoo.com. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As at March 6, 2009 we had 1,098,612,771 common shares issued and outstanding that were held by approximately 2,817 registered holders.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding outstanding equity awards made under equity compensation plans through November 30, 2008, the end of our most recently completed fiscal year.

Equity Compensation Plan Information

	Number of	Weighted	Number of
	securities to be	average exercise	securities
	issued upon	price of	available for
	exercise of	outstanding	future plan
	outstanding	options,	issuance
	options,	warrants, and
	warrants, and	rights
Plan Category	rights

Equity compensation plans	N/A	N/A	N/A

approved by security holders
Equity compensation plans not
approved by security holders

2007-1 Equity Compensation Plan	N/A	N/A	2,300,000
2007 Stock Option Plan	19,900,000	$0.07	N/A
Equity Compensation Plans Prior to 2007	50,500,000	$0.05	N/A

There was no stock option plan adopted for fiscal year 2008.

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

Recent Sales of Unregistered Securities

We have not sold any unregistered securities during the last completed fiscal year, other than those we previously reported in Quarterly Reports on Form 10-QSB or Current Reports on Form 8-K and filed with the Securities and Exchange Commission.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

Certain forward-looking statements are discussed in this plan of operation with respect to the Company’s activities and future financial results, which are made based upon management’s current expectations and beliefs. These are subject to risks and uncertainties that may cause projected results or events to differ materially from actual results or events. There can be no assurance that future developments affecting the Company will be those anticipated by management. All currency references are in US dollar, the Company’s reporting currency, unless otherwise noted.

Our plan of operation for the next twelve months is as follows:

The Nolan Gold Project

The plan of operation for the Nolan Gold Project for the 2009 fiscal year is the advancement toward the development and mining stage of our Nolan Gold and Antimony Project, especially along the southwestern end of the Solomon Shear Zone in the Workman’s Bench Area. The Company is in a transitional phase between exploration and development. The recent preliminary feasibility study effective January 1, 2009, supported a mineral reserve of antimony and gold underlying the southwestern portion of the Solomon Shear Zone, an area referred to by the Company as Workman’s Bench. The study by Bundtzen (2008 QP) concluded that the Nolan Gold and Antimony Project in the Workman’s Bench area is economically viable.

Our plan of operations involves collecting a 1,000 cu yd bulk sample of the stibnite-gold vein material from the mineralized zones referred to as the ‘A’ Zone and possibly ‘B’ and West Zones. The bulk sample will be for larger scale milling and processing tests, and a more accurate mineralogical determination of the gold, especially what the Company has termed ‘nugget effect’ of the gold found in the massive stibnite veins. The Company believes that the grade of gold will increase upon the extraction of the larger scale bulk sample due to the ‘nugget effect’ which is not represented during the drilling effort. The successful extraction of a 1,000 cu yd sample will give a better indication of the special and physical relationships between the gold and the antimony. The bulk sample is also necessary for additional verification of the purity of the antimony content in the stibnite and whether or not at depth there is a potential for zonation of increased deleterious metals that could contaminate the antimony ore.

Also, the plan of operations for 2009 involves performing a variety of characterization studies in preparation for the development stage and for permitting requirements necessary for the future production of the antimony-gold deposit underlying the Workman’s Bench. These studies include but are not limited to additional hydrologic studies proximal to our planned underground workings, as well as environmental baseline studies of the flora and fauna and the baseline chemical and physical parameters of the creek water, and acid-base accounting (ABA) studies of the ore-hosting rock determining an appropriate, effective and safe disposal of acid mine waste rock.

Much of the work planned for 2009 is seasonal dependent. During the summer months we plan to use our diamond core drill for infill drilling for additional reserve estimates and structural interpretation. We plan to drill a minimum of 35 shallow (200 to 500 ft) NQ diamond core drill holes. During the summer months we plan to do a variety of surveying work which includes topographic surveys and establishment of more local survey control monuments for engineering purposes. Also, many of the formerly mentioned characterization studies will be continued through the summer months. Also, during the summer, we plan the procurement of necessary facility and system upgrades, as well as the acquisition of necessary equipment and the construction of a pilot mill facility. Currently we have a fully functioning all season enclosed 23 man camp with three functioning offices with computers and internet access. The camp has a STW treatment plant for sewage and graywater treatment. The camp site also has a large mechanics shop for working on heavy equipment such as backhoes and bulldozers. The camp also has multiple ADEC approved containments with tanks capable of storing 30,000 gallons of diesel fuel, and a peripheral explosives storage area. The camp also has an abundance of heavy equipment for excavating and road maintenance.

During the late fall of 2009, we plan to open our portal and begin the excavation of a decline to begin the extraction of the bulk sample. We plan to extract the majority of vein material from the ‘A’ Zone since more than 70% of the current reserve is in this zone. We plan to use a cut-and-fill stoping method. Once a stope is driven, the vein structure will be shot off the rib at an estimated width of 2 feet and mucked out for storage and processing at the surface. Waste rock will be temporarily stored on lined pads along the left limit Bench of Nolan Creek Valley, an area used previously by the Company for seasonal storage of bulk samples.

Currently, at the time of this writing, the Company’s engineers and geologists have designed the subsurface routes for an access decline and egress routes for the extraction of the bulk sample material, as well as located sites for temporary tailings storage and additional layout sites and mill design. The geologists have finished their geotechnical studies for engineering purposes. However, depending on various characterization studies and additional infill drilling results during 2009, the subsurface plan may be amended.

Readers and investors need to take caution, in that much of the work planned in 2009 is contingent upon available funding and the success and speed of the permitting process.

Our proposed drilling program for 2009 will be aimed at lode gold and antimony exploration. Lode drilling will focus on Pringle Bench, Workman’s Bench and the Hillside along the Solomon’s Shear trend, and is designed to provide a better three dimensional understanding of the mineralized sections of the structure and how it is related to the placer gold deposits of the Nolan Creek area. Since the Project is advancing into the development stage, exploration drilling will not be conducted in the Fortress area which is part of a gold bearing east-west trending deformation zone. The Company plans to drill a minimum of 35 shallow (200-500 ft) diamond core drill holes. Placer drilling will be dependent on funding for the extraction of the Workman’s Bench 1,000 cu yd bulk sample.

Workman’s Bench - The Company plans to infill drill a minimum of 20 holes along the portion of Solomon Shear Zone that was drilled in 2008, to further define and increase reserves.

Pringle South - The Company plans to infill drill a minimum of 10 holes along the Solomon Shear Zone on the north side of Smith Creek in the area between the Pringle and Workman’s Benches for a check of the continuity of the northeast striking zone.

Hillside Area - The bedrock underlying the Hillside Area was drilled in previous years with an RC drill, but the drilling locations were based on only limited bedrock trenching data. Since then, geophysical surveys and geochemical soil sampling surveys have indicated that the drill collars were too far west. The Company plans to select a minimum of 5 sites approximately 300 to 800 feet further to the east and drill back toward the west to intercept the zone. The Company plans to take advantage of the historic trails and use a backhoe to dig additional test trenches in the area further to the east.

The Total Cost for the Drilling Exploration Program is expected to be US $1,000,000.

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

We plan to spend up to$10,000,000 in the next twelve months in carrying out our exploration, permitting and development activities for the Nolan Gold Project. Of this amount, $1,000,000 is projected for lode drilling and trenching on the Solomon Shear Zone. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking to obtain sufficient financing to enable us to proceed with these plans.

Effective January 1, 2009, we have economically viable reserves on our properties that comprise the Nolan Gold Project.. We plan to carry out activities on the Nolan Gold Project. The objective of the activities on the Nolan Gold Project is to complete permitting, drill, and continue underground development and bulk sampling and processing.

Ester Dome Property

During 2009, we plan to complete the closure of the Grant Mill Tailings Pond. This pond is filled to capacity, and will be capped and decommissioned after a final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies. A meaningful exploration program may be completed during the summer months to explore for and identify small high-grade gold anomalies as well as larger low-grade gold anomalies.

Completing the 2009 exploration work plan will be contingent on available funding.

Hammond Property

The encouraging drill results to date, the potential of extending the Slisco Channel to the southeast plus the possibility of discovering gold bearing tributary channels, make this a prospect for additional discoveries. This project will require additional funding. Even if funding is acquired, there is no assurance that a commercial gold bearing placer deposit will be developed. Even if a gold bearing deposit is developed, additional funding will be required to mine the deposit, and until a feasibility study is completed, there is no assurance that the deposit will be profitable to mine.

Eagle Creek Property

During 2009, annual assessment work will be completed on the Eagle Creek property to keep the mining claims in good standing. Assessment work will be focused on the northwest part of the claim block, where drilling and trenching has defined an intrusive host rock, thought to be a sill, containing low grade gold, silver and antimony mineralization. If funding permits, the Company will design a drilling program to further investigate the gold and by-product mineral distribution of the intrusive. Additional work which includes trenching and drilling will also be completed on the Number One. The Number One Vein was the lode quartz structure which has been mined commercially for antimony.

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

Silverado is currently having a $150,000 study conducted on the chemical and physical characteristics of Mississippi Red Hills Lignite Coal at the Mineral Industry Research Laboratory at the University of Alaska (Fairbanks) and expects results by late 2009.

Results of the tests as well as capital availability and an increase in oil prices would all have to be present and sufficient for Silverado Green Fuel Inc. to reconsider construction of its LRCWF project. In the meantime, Dr. Warrack Willson, at age 65, has retired from Silverado Green Fuel and the Company retains its rights under its agreement with Dr. Willson to the LRCWF technology and exclusive rights to technology developed by Dr. Willson during his employment with Silverado.

During the year ended November 30, 2008, we have spent approximately $300,000 to fund the research into lignite coal conversion in conjunction with the University of Fairbanks, Alaska, referred to above, and the preparation of a Phase I feasibility study and cost estimate for the Mississippi Commercial Low Rank Coal Water Fuel plant.

Cash Requirements and Additional Financings

At November 30, 2008, the Company had a deficit working capital of $1,293,886 as compared to working capital of $1,741,698 as at November 30, 2007. During the first quarter of 2009 we raised $147,000 in additional share capital and received $135,000 subscription through private placements.. Our plan of mining operations in Alaska anticipates that we will expend $10,000,000 during fiscal year 2009. In addition, we expect to spend $100,000 on research and development for the Green Fuel project and approximately $2,000,000 on general and administrative costs in the Company’s Vancouver head office.

Our management is confident that they will be able to raise additional capital during the second, third and fourth quarters of Fiscal 2009 to cover the resulting anticipated shortfall of approximately $13,100,000. However, there is no assurance that we will be able to raise the financing necessary to enable us to implement our business plan.

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

ITEM 7. FINANCIAL STATEMENTS.

Our audited financial statements for the year ended November 30, 2008, as set forth below, are included with this Annual Report on Form 10-KSB. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and are expressed in U.S. dollars.

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of November 30, 2008 and 2007	F-2

Consolidated Statements of Operations and other Comprehensive Gain (Loss) for the Years Ended November 30, 2008 and 2007 and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2008	F-3

Consolidated Statement of Stockholders’ Equity for the years from Recommencement of Exploration Stage, December 1, 2001, to November 30, 2008	F-4 to F-8

Consolidated Statements of Cash Flows for the Years Ended November 30, 2008 and 2007 and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2008	F-9

Notes to Consolidated Financial Statements	F-10 to F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Silverado Gold Mines Ltd.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Silverado Gold Mines Ltd. and Subsidiaries (An Exploration Stage Company) (the “Company”) as of November 30, 2008 and 2007, and the related consolidated statements of operations and other comprehensive gain (loss), stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. Our opinion on the consolidated statements of operations and other comprehensive gain (loss), stockholders’ equity, and cash flows for the period since recommencement of the exploration stage from December 1, 2001 to November 30, 2008 insofar as it relates to amounts for the prior periods through November 30, 2004 is based on the reports of other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverado Gold Mines Ltd. and Subsidiaries (An Exploration Stage Company) as of November 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring losses from activities in the exploration stage raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berkovits & Company, LLP

Fort Lauderdale, Florida
March 6, 2009

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2008 and 2007
(Stated in United States Dollars)

	November 30, 2008	November 30, 2007

ASSETS
Current Assets
Cash and cash equivalents	$50,991	$1,073,457
Gold inventory	50,106	1,969,870
Prepaid and other receivables	383,358	294,505
Total Current Assets	484,455	3,337,832
Mineral rights	1,197,591	1,012,316
Property, plant and equipment, net	1,631,824	2,158,379
TOTAL ASSETS	$3,313,870	$6,508,527
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$561,460	$210,404
Due to related parties	1,076,881	1,214,717
Convertible debentures, current portion	140,000	140,000
Capital lease obligation, current portion	-	31,013
Total Current Liabilities	1,778,341	1,596,134
Asset retirement obligation	537,258	529,311
Mineral claims royalty payable	390,000	360,000
Total Liabilities	2,705,599	2,485,445
STOCKHOLDERS' EQUITY
Common stock
Authorized:
unlimited common shares with no par value
Issued and outstanding:
977,437,101 common shares (2007:785,607,717)	94,718,072	89,374,641
Additional paid-in capital	1,200,408	1,200,408
Subscriptions received	-	275,136
Accumulated deficit during exploration stage	(95,310,209)	(86,827,103)
Total Stockholders' Equity	608,271	4,023,082
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,313,870	$6,508,527

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE GAIN (LOSS)
for the years ended November 30, 2008 and 2007
(Stated in United States Dollars)

			Period Since
			Recommencement of
	Years ended November 30,		Exploration Stage from
			December 1, 2001 to
	2008	2007	November 30, 2008
General and administrative expenses
Accounting and audit	$328,263	$106,298	$718,198
Advertising, promotion and travel	212,275	928,416	2,945,290
Consulting fees	1,183,131	1,157,569	7,946,990
Depreciation, accretion and impairment	334,221	255,264	2,559,732
Exploration expenses	2,287,192	3,075,869	14,714,807
Financing activities	-	50,000	302,003
Legal	558,670	175,758	1,270,085
Management services	854,529	1,820,129	5,619,236
Office Expenses	837,488	1,041,794	4,607,598
Related party charges in excess of costs incurred	1,176,926	1,243,430	4,943,868
Reporting and investor relations	442,732	228,604	983,122
Research	295,045	34,313	1,064,735
Transfer agent and filing fees	67,310	59,443	278,790
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	31,550	-	317,425
Total expenses	8,609,332	10,176,887	49,431,408
Loss from operations	(8,609,332)	(10,176,887)	(49,431,408)
Gold income earned during the exploration stage
Gold sale proceeds earned during the exploration stage	2,200,547	1,169,509	3,661,860
Cost of gold sold	(1,919,764)	(1,012,443)	(3,206,583)
Gold inventory addition from gold extraction	-	2,489,125	3,248,056
Total gold income earned during the exploration stage	280,783	2,646,191	3,703,333
Other income (expenses)
Interest income	21,139	18,689	277,807
Interest expenses on capital lease obligations	(15,927)	(16,518)	(333,221)
Interest expenses on convertible debentures	(11,200)	(11,200)	(707,007)
Other interest expenses and bank charges	(12,636)	(10,990)	(60,108)
Loss on disposal of property, plant and equipment	(111,383)	-	(111,383)
Total other expenses	(130,007)	(20,019)	(933,912)

Net loss before cumulative effect of accounting change	(8,458,556)	(7,550,715)	(46,661,987)
Cumulative effect of accounting change	-	-	(99,481)
Net loss	(8,458,556)	(7,550,715)	(46,761,468)
Other comprehensive (loss) income
(Loss) Gain on foreign exchange	(24,550)	242,558	356,203
Comprehensive loss for the period	$(8,483,106)	$(7,308,157)	$(46,405,265)
Net loss per share	$(0.009)	$(0.011)
Basic and diluted weighted average number
of common shares outstanding	913,263,595	700,523,325

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2008
(Stated in United States Dollars)

						Accumulated
						Deficit
	Number of	Common	Common	Additional		during
	Common	Shares -	Stock to be	Paid in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$

Balance, November 30, 2001	42,423,988	47,056,285	-	-	-	(48,904,944)	(1,848,659)
Shares issued:
For options exercised
January 2002 @ $0.15 per share	3,700,000	555,000	-	-	-	-	555,000
April 2002 @ $0.11 per share	2,000,000	220,000	-	-	-	-	220,000
May 2002 @ $0.125 per share	1,200,000	150,000	-	-	-	-	150,000
For warrants exercised			-	-	-	-	-
March 2002 @ $0.05 per share	5,300,000	265,000	-	-	-	-	265,000
April 2002 @ $0.08 per share	2,000,000	160,000	-	-	-	-	160,000
July 2002 @ $0.35 per share	1,800,000	630,000	-	-	-	-	630,000
July 2002 @ $0.20 per share	2,000,000	400,000	-	-	-	-	400,000
August 2002 @ $0.10 per share	5,150,000	515,000	-	-	-	-	515,000
For consulting fees			-	-	-	-	-
February 2002 @ $0.11 per share	1,091,667	120,084	-	-	-	-	120,084
April 2002 @ $0.12 per share	350,000	42,000	-	-	-	-	42,000
May 2002 @ $0.13 per share	308,333	40,083	-	-	-	-	40,083
May 2002 @ $0.15 per share	391,667	60,000	-	-	-	-	60,000
February 2002 @ $0.18 per share	350,000	63,000	-	-	-	-	63,000
June 2002 @ $0.23 per share	308,333	70,917	-	-	-	-	70,917
August 2002 @ $0.34 per share	300,000	102,000	-	-	-	-	102,000
August 2002 @ $0.35 per share	41,667	14,583	-	-	-	-	14,583
June 2002 @ $0.38 per share	41,667	14,583	-	-	-	-	14,583
July 2002 @ $0.39 per share	83,333	32,500	-	-	-	-	32,500
October 2002 @ $0.40 per share	41,667	16,667	-	-	-	-	16,667
November 2002 @ $0.41 per share	268,333	109,217	-	-	-	-	109,217
September 2002 @ $0.43 per share	925,005	397,752	-	-	-	-	397,752
October 2002 @ $0.44 per share	50,000	22,000	-	-	-	-	22,000
September 2002 @ $0.46 per share	41,667	19,167	-	-	-	-	19,167
September 2002 @ $0.48 per share	100,000	48,000	-	-	-	-	48,000
November 2002 @ $0.60 per share	99,996	59,998	-	-	-	-	59,998
For private placements, net of
commissions
December 2002 @ $0.04 per share	2,500,000	100,000	-	-	-	-	100,000
February 2002 @ $0.05 per share	5,300,000	265,000	-	-	-	-	265,000
April 2002 @ $0.09 per share	2,000,000	180,000	-	-	-	-	180,000
May 2002 @ $0.10 per share	2,000,000	200,000	-	-	-	-	200,000
June 2002 @ $0.15 per share	4,000,000	600,000	-	-	-	-	600,000
July 2002 @ $0.26 per share	250,000	65,000	-	-	-	-	65,000
July 2002 @ $0.30 per share	1,200,000	360,000	-	-	-	-	360,000
September 2002 @ $0.38 per share	400,000	152,000	-	-	-	-	152,000
November 2002 @ $0.32 per share	3,125,000	1,000,000	-	-	-	-	1,000,000
In lieu of payment for debentures
December 2002 @ $0.10 per share	1,628,971	162,897	-	-	-	-	162,897
June 2002 @ $0.11 per share	1,437,520	158,127	-	-	-	-	158,127
March 2002 @ $0.13 per share	1,234,710	160,512	-	-	-	-	160,512
September 2002 @ $0.37 per share	2,643,107	984,391	-	-	-	-	984,391
Subscriptions received	-	-	268,613	-	-	-	268,613
Stock option granted	-	-	-	292,320	(164,213)	-	128,107
Net loss for the year	-	-	-	-	-	(6,965,911)	(6,965,911)
Balance, November 30, 2002	98,086,631	55,571,763	268,613	292,320	(164,213)	(55,870,855)	97,628

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2008
(Stated in United States Dollars)

						Accumulated
						Deficit
	Number of	Common	Common	Additional		during
	Common	Shares -	Stock to be	Paid in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$

Shares issued:
For private placements (net)
December 2002 @ $0.50 per share	5,500,000	2,750,000	-	-	-	-	2,750,000
January 2003 @ $0.55 per share	909,091	500,000	-	-	-	-	500,000
April 2003 @ $0.33 per share	3,525,582	1,163,400	-	-	-	-	1,163,400
July 2003 @ $0.15 per share	1,666,667	250,000	-	-	-	-	250,000
August 2003 @ $0.10 per share	13,050,000	1,305,000	-	-	-	-	1,305,000
Commissions paid	-	(641,155)	-	-	-	-	(641,155)
For options exercised
December 2002 @ $0.35 per share	200,000	70,000	-	-	-	-	70,000
For warrants exercised			-	-	-	-	-
August 2003 @ $0.08 per share	10,864,539	884,121	-	-	-	-	884,121
July 2003 @ $0.12 per share	954,546	114,546	-	-	-	-	114,546
September 2003 @ $0.10 per share	3,459,086	345,908	-	-	-	-	345,908
For consulting fees
November 2003 @ $0.22 per share	2,511,668	554,085	(268,613)	-	-	-	285,472
In lieu of payment for debentures
December 2002 @ $0.38 per share	372,818	141,671	-	-	-	-	141,671
April 2003 @ $0.18 per share	3,274,865	588,893	-	-	-	-	588,893
August 2003 @ $0.14 per share	913,551	127,897	-	-	-	-	127,897
November 2003 @ $0.46 per share	738,308	340,006	-	-	-	-	340,006
Subscriptions received	-	-	115,000	-	-	-	115,000
Amortization of stock-based
compensation	-	-	-	-	129,397	-	129,397
Stock option granted	-	-	-	171,994	(42,896)	-	129,098
Net loss for the year	-	-	-	-	-	(8,519,169)	(8,519,169)
Balance, November 30, 2003	146,027,352	64,066,135	115,000	464,314	(77,712)	(64,390,024)	177,713
Shares issued:
For private placements
December 2003 @ $0.075 per share	1,533,894	115,000	(115,000)	-	-	-	-
February 2004 @ $0.075 per share	15,390,070	1,154,255	-	-	-	-	1,154,255
June 2004 @ $0.05 per share	21,666,667	1,083,334	-	-	-	-	1,083,334
September 2004 @ $0.04 per share	2,500,000	100,000	-	-	-	-	100,000
September 2004 @ $0.035 per share	2,857,143	100,000	-	-	-	-	100,000
October 2004 @ $0.06 per share	1,166,667	70,000	-	-	-	-	70,000
November 2004 @ $0.03 per share	10,000,000	300,000	-	-	-	-	300,000
Commissions paid	-	(357,690)	-	-	-	-	(357,690)
For warrants exercised
January 2004 @ $0.075per share	8,876,597	665,745	-	-	-	-	665,745
November 2004 @ $0.03 per share	6,000,000	180,000	-	-	-	-	180,000
For consulting fees
January 2004 @ $0.14 per share	495,000	69,300	-	-	-	-	69,300
April 2004 @ $0.09 per share	750,000	67,500	-	-	-	-	67,500
April 2004 @ $0.10 per share	50,000	5,000	-	-	-	-	5,000
April 2004 @ $0.137 per share	720,000	98,640	-	-	-	-	98,640
June 2004 @ $0.12 per share	410,000	49,200	-	-	-	-	49,200
August 2004 @ $0.07 per share	150,000	10,500	-	-	-	-	10,500
November 2004 @ $0.06 per share	1,516,667	91,000	-	-	-	-	91,000
November 2004 @ $0.06 per share	2,325,000	186,000	-	-	-	-	186,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2008
(Stated in United States Dollars)

						Accumulated
						Deficit
	Number of	Common	Common	Additional		during
	Common	Shares -	Stock to be	Paid in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$
In lieu of payment for debentures
December 2003 @ $0.11 per share	1,119,342	123,128	-	-	-	-	123,128
February 2004 @ $0.10 per share	559,915	55,992	-	-	-	-	55,992
June 2004 @ $0.067 per share	248,685	16,660	-	-	-	-	16,660
September 2004 @ $0.049 per share	86,588	4,243	-	-	-	-	4,243
Subscriptions received	-	-	70,000	-	-	-	70,000
Amortization of stock-based
compensation	-	-	-	-	77,712	-	77,712
Stock-based compensation	-	-	-	2,000	-	-	2,000
Net loss for the year	-	-	-	-	-	(4,836,363)	(4,836,363)
Balance, November 30, 2004	224,449,587	68,253,942	70,000	466,314	-	(69,226,387)	(436,131)
Shares issued:
For private placements
December 2004 @ $0.032 per share	3,076,924	100,000	(70,000)	-	-	-	30,000
February 2005 @ $0.04 per share	562,500	22,500	-	-	-	-	22,500
October 2005 @ $0.0275 per share	5,454,546	150,000	-	-	-	-	150,000
November 2005 @ $0.02 per share	8,250,000	165,000	-	-	-	-	165,000
November 2005 @ $0.025 per share	8,000,000	200,000	-	-	-	-	200,000
November 2005 @ $0.03 per share	38,540,338	1,156,210	-	-	-	-	1,156,210
November 2005 @ $0.032 per share	56,335,379	1,267,546	-	-	-	-	1,267,546
Commissions paid	-	(325,363)	-	-	-	-	(325,363)
For consulting fees
December 2004 @ $0.025 per share	2,000,000	50,000	-	-	-	-	50,000
December 2004 @ $0.033 per share	1,150,000	38,000	-	-	-	-	38,000
January 2005 @ $0.06 per share	420,000	25,200	-	-	-	-	25,200
January 2005 @ $0.07 per share	160,000	11,200	-	-	-	-	11,200
January 2005 @ $0.09 per share	160,000	14,400	-	-	-	-	14,400
February 2005 @ $0.05 per share	1,450,000	72,500	-	-	-	-	72,500
February 2005 @ $0.08 per share	895,000	71,600	-	-	-	-	71,600
May 2005 @ $0.04 per share	50,000	2,000	-	-	-	-	2,000
Subscriptions received	-	-	54,500	-	-	-	54,500
Stock-based compensation
December 2004 @ $0.07 per share	600,001	42,000	-	-	-	-	42,000
December 2004 @ $0.06 per share	3,500,000	210,003	-	-	-	-	210,003
Net loss for the year	-	-	-	-	-	(3,394,107)	(3,394,107)
Balance, November 30, 2005	355,054,275	71,526,738	54,500	466,314	-	(72,620,494)	(572,942)
Cumulative effect of accounting change,
net of income taxes	-	-	-	-	-	272,867	272,867
Shares issued:							-
For private placements							-
December 2005 @ $0.028 per share	4,285,715	120,000	-	-	-	-	120,000
December 2005 @ $0.035 per share	428,573	15,000	(15,000)	-	-	-	-
January 2006 @ $0.025 per share	85,806,201	2,145,145	-	-	-	-	2,145,145
January 2006 @ $0.03 per share	14,020,000	420,600	(8,000)	-	-	-	412,600
January 2006 @ $0.0325 per share	4,776,924	155,250	-	-	-	-	155,250
January 2006 @ $0.038 per share	1,914,475	72,750	-	-	-	-	72,750
February 2006 @ $0.114 per share	788,782	90,000	-	-	-	-	90,000
April 2006 @ $0.06 per share	71,626,667	4,297,600	-	-	-	-	4,297,600
April 2006 @ $0.07 per share	9,900,001	693,000	-	-	-	-	693,000
May 2006 @ $0.08 per share	5,650,000	452,000	-	-	-	-	452,000
May 2006 @ $0.10 per share	4,000,000	400,000	-	-	-	-	400,000
October 2006 @ $0.0285 per share	35,087,719	1,000,000	-	-	-	-	1,000,000
Commissions paid	-	(1,170,791)	-	-	-	-	(1,170,791)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2008
(Stated in United States Dollars)

						Accumulated
						Deficit
	Number of	Common	Common	Additional		during
	Common	Shares -	Stock to be	Paid in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$

For warrants exercised			-	-	-	-	-
December 2005 @ $0.0225 per share	1,400,000	31,500	(31,500)	-	-	-	-
July 2006 @ $0.04 per share	18,888,888	755,556	-	-	-	-	755,556
July 2006 @ $0.069 per share	11,081,832	767,000	-	-	-	-	767,000
For consulting fees			-	-	-	-	-
March 2006 to November 2006 @			-	-	-	-	-
$0.13 per share	6,075,000	767,250	-	-	-	-	767,250
Subscriptions received	-	-	273,600	-	-	-	273,600
Net loss for the year	-	-	-	-		(7,171,319)	(7,171,319)
Balance, November 30, 2006	630,785,052	82,538,598	273,600	466,314	-	(79,518,946)	3,759,566
Shares issued
For private placements
September 2007 @ $0.0321 per share	59,166,669	1,900,000	-	-	-	-	1,900,000
November 2007 @ $0.035 per share	4,700,000	164,500	-	-	-	-	164,500
Commissions Paid		(408,458)	-	-	-	-	(408,458)
For warrants exercised			-	-	-	-	-
January 2007 @ $0.06 per share	2,500,000	150,000	-	-	-	-	150,000
February 2007 @ $0.03 per share	11,500,000	345,000	-	-	-	-	345,000
March 2007 @ $0.07 per share	17,343,359	1,214,035	-	-	-	-	1,214,035
May 2007 @ $0.05 per share	34,411,028	1,720,551	-	-	-	-	1,720,551
For Options exercised			-	-	-	-	-
December 2006 @ $0.05 per share	500,000	25,000	-	-	-	-	25,000
March 2007 @ $0.05 per share	1,300,000	65,000	-	-	-	-	65,000
April 2007 @ $0.0505 per share	8,500,000	429,000	-	-	-	-	429,000
May 2007 @ $0.05 per share	1,280,000	64,000	-	-	-	-	64,000
September 2007 @ $0.058 per share	500,000	29,000	-	-	-	-	29,000
October 2007 @ $0.05 per share	600,000	30,000	-	-	-	-	30,000
For Consulting fees			-	-	-	-	-
December 2006 @ $0.13 per share	200,000	26,000	-	-	-	-	26,000
January 2007 @ $0.0814 per share	4,375,000	356,250	(273,600)	-	-	-	82,650
February 2007 @ $0.13 per share	200,000	26,000	-	-	-	-	26,000
March 2007 @ $0.0959 per share	1,370,067	131,401	-	-	-	-	131,401
April 2007 @ $0.1435 per share	575,000	82,500	-	-	-	-	82,500
May 2007 @ $0.1009 per share	834,251	84,154	-	-	-	-	84,154
June 2007 @ $0.1 per share	200,000	20,000	-	-	-	-	20,000
July 2007 @ $0.09 per share	975,000	87,750	-	-	-	-	87,750
August 2007 @ $0.09 per share	600,000	54,000	-	-	-	-	54,000
September 2007 @ $0.07 per share	1,492,291	104,460	-	-	-	-	104,460
November 2007 @ $0.0799 per share	1,700,000	135,900	-	-	-	-	135,900
Stock-based compensation	-	-	-	734,094	-	-	734,094
Subscriptions received	-	-	275,136	-	-	-	275,136
Net Loss for the year	-	-	-	-	-	(7,308,157)	(7,308,157)
Balance, November 30, 2007	785,607,717	89,374,641	275,136	1,200,408	-	(86,827,103)	4,023,082

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2008
(Stated in United States Dollars)

						Accumulated
						Deficit
	Number of	Common	Common	Additional		during
	Common	Shares -	Stock to be	Paid in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$

Shares Issued
For Private Placements
December 31, 2007 @ $0.03 per share	13,000,000	390,000	-	-	-	-	390,000
January 11, 2008 @ $0.03 per share	22,000,000	660,000	-	-	-	-	660,000
January 22, 2008 @ $0.0325 per share	461,538	15,000	-	-	-	-	15,000
January 23, 2008 @ $0.0325 per share	21,538,461	700,000	-	-	-	-	700,000
February 8, 2008 @ $0.0325 per share	461,538	15,000	-	-	-	-	15,000
February 12, 2008 @ $0.0325 per share	23,076,923	750,000	-	-	-	-	750,000
February 13, 2008 @ $0.0325 per share	22,852,307	742,700	-	-	-	-	742,700
February 14, 2008 @ $0.0325 per share	12,307,692	400,000	-	-	-	-	400,000
For Consulting Services
January 17, 2008 @ $0.06 per share	500,000	30,000	-	-	-	-	30,000
February 1, 2008 @ $0.01 per share	1,800,000	180,000	-	-	-	-	180,000
February 21, 2008 @ $0.06 per share	500,000	30,000	-	-	-	-	30,000
August 11, 2008 @ $0.03 per share	4,000,000	120,000	-	-	-	-	120,000
August 18, 2008 @ $0.03 per share	4,000,000	120,000	-	-	-	-	120,000
September 16, 2008 @ $0.03 per share	4,000,000	120,000	-	-	-	-	120,000
October 21, 2008 @ $0.03 per share	13,000,000	390,000	-	-	-	-	390,000
November 20, 2008 @ $0.01 per share	5,000,000	50,000	-	-	-	-	50,000
For Warrants Exercised
December 17, 2007 @ $0.035 per share	16,513,024	577,956	(223,176)	-	-	-	354,780
January 21, 2008 @ $0.035 per share	1,484,563	51,960	(51,960)	-	-	-	-
February 1, 2008 @ $0.035 per share	4,166,667	145,833	-	-	-	-	145,833
October 10, 2008 @ $0.0125 per share	6,500,004	81,250	-	-	-	-	81,250
October 14, 2008 @ $0.0125 per share	14,666,667	183,333	-	-	-	-	183,333
Share issue costs	-	(409,601)	-	-	-	-	(409,601)
Net loss for the year	-	-	-	-	-	(8,483,106)	(8,483,106)
Balance November 30, 2008	977,437,101	94,718,072	-	1,200,408	-	(95,310,209)	608,271

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2008 and 2007
(Stated in United States Dollars)

			Period Since
			Recommencement
			of Exploration
			Stage from
			December 1, 2001
	Years ended November 30,		to November 30,
	2008	2007	2008
CASH PROVIDED BY (USED FOR):
Operating activities:
Net comprehensive loss for the period	$(8,483,106)	$(7,308,157)	$(46,405,265)
Adjustments to reconcile loss to net cash used in operating activities:
Cumulative effect of accounting change	-	-	99,481
Depreciation, amortization, accretion and impairment	334,221	255,264	2,559,732
Loss on disposal of property, plant and equipment	111,383	-	111,383
Stock-based compensation included in management fees	-	734,094	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting and legal expenses	706,500	1,108,416	3,444,206
Non-cash prepaid consulting fees	333,500	-	333,500
Non-cash financing expense	-	-	252,003
Interest accrued	11,200	11,200	497,570
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	31,550	-	317,425
Changes in non-cash operating working capital:
Gold inventory	1,919,764	(1,476,682)	(41,473)
Prepaid and other receivables	(88,853)	(284,533)	(380,483)
Accounts payable and accrued liabilities	339,856	(124,772)	(56,273)
Asset retirement obligation	7,947	-	7,947
Net cash used in operating activities	(4,776,038)	(7,085,170)	(34,507,387)

Investing activities:
Investment in mineral properties	(155,275)	(229,325)	(1,124,091)
Purchase of property, plant and equipment	(332,099)	(1,360,110)	(3,076,518)
Proceeds from sale of property, plant and equipment, net	381,500	-	588,789
Net cash used in investing activities	(105,874)	(1,589,435)	(3,611,820)

Financing activities:
Advances (to) / from related party	(137,836)	854,883	785,569
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligation	(31,013)	(345,402)	(1,131,607)
Repayment of convertible debentures	-	-	(74,999)
Share subscriptions received	-	1,536	1,536
Common stock issued for cash (net of share issue costs)	4,028,295	5,727,627	38,608,335
Net cash provided by financing activities	3,859,446	6,238,644	38,153,105

(Decrease) Increase in cash and cash equivalents	(1,022,466)	(2,435,961)	33,898

Cash and cash equivalents, at beginning of the period	1,073,457	3,509,418	17,093

Cash and cash equivalents, at end of the period	$50,991	$1,073,457	$50,991

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 1 – Nature and Continuance of Operations

Silverado Gold Mines Ltd. (“Silverado” or the “Company”) is an exploration stage company in the process of exploring its resource properties and has not yet determined whether these properties contain reserves that are economically recoverable. The Company is also engaged in the research and development of low-rank coal-water fuel as a replacement fuel for oil fired boilers and utility generators.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company lacks sufficient working capital, has receiving losses and its operations continue to be funded primarily from sales of its stock and the sale of gold extracted during exploration activities. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties and completion of the research and development of its low-rank coal-water fuel project is dependent on the Company’s ability to obtain the necessary financing from sales of its stock. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Changes in Significant Accounting Policies

Following the conclusion of a review of certain of the Company’s filings by the Securities and Exchange Commission, in January 2009, the Company determined to make certain accounting policies changes for the fiscal years ended November 30, 2007 and filed Amendment No. 1 to the Company’s Form 10-KSB for the year ended November 30, 2007 on January 23, 2009 (the “Form 10-KSB/A”). A description of the changes appearing in the Form 10-KSB/A follows.

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

Retroactively effective from the period since recommencement of exploration stage from December 1, 2001, the Company has modified the accounting policy for gold inventory to measure the gold inventories at the lower of cost or market. The Company is still in the exploration stage. By definition, the Company’s direct and absorbed costs would exceed the market value of any gold recovery. Therefore, the Company has retroactively set up inventory groups from December 1, 2001, valued each group at the spot price as of the date of the addition to the gold inventory, and recorded the costs of gold inventory sold on a first-in first-out basis. Gold sale proceeds and cost of gold sold are now recorded as other income earned during the exploration stage.

b) Revenue Recognition

Proceeds from the sale of gold recoveries from test mining were recorded as a reduction of exploration costs during the period the Company is in the exploration stage. This accounting policy has been changed and now proceeds from the sale of gold recoveries from test mining are recorded as other income earned during the exploration stage, retroactively effective from the period since recommencement of exploration stage from December 1, 2001.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 2 – Changes in Significant Accounting Policies (Continued)

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

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a) Basis of Consolidation

The consolidated financial statements include the accounts of Silverado Gold Mines Ltd. and its wholly-owned subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc. All significant inter-company transactions have been eliminated.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

d) Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, gold inventory, receivables, accounts payable and accrued liabilities, mineral claims royalty payable and payable to related party approximate fair value because of the short-term maturity of these instruments. The carrying amounts reported in the balance sheets for convertible debentures approximate their fair values as they bear interest at rates which approximate market rates. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

f) Exploration Stage Company

The Securities and Exchange Commission’s Industry Guide 7, “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” requires that mining companies in the exploration stage should not refer to themselves as development stage companies in the financial statements, even though such companies should comply with Financial Accounting Standard Board Statement No. 7, if applicable. Accordingly, the Company has not been referred to as a development stage company. Accumulated results of operations are presented from December 1, 2001, the date the Company re-entered the exploration stage.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

h) Mineral Rights Payments and Exploration Costs (Continued)

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized. Capitalized costs related to such property will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

m) Concentration of Credit Risk and Foreign Exchange Rate Risk

Financial instruments which potentially subject the Company to concentrations of credit risk and foreign exchange rate risk consist principally of cash in banks. At times during the year, the Company maintained deposits in excess of insured limits provided by FDIC and CDIC. The Company places its cash and cash equivalents with high credit quality financial institutions which the Company believes reduces these risks.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

n) Foreign Currency Translation

The Company considers its functional currency to be the U.S. dollar for its U.S. and Canadian operations. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rates of exchange in effect at the consolidated balance sheet date. Non-monetary assets and liabilities are translated at the rate in effect at the time at which the transactions took place. Revenue and expense transactions are translated at the average rate of exchange for the year. Foreign exchange gains and losses are included in the determination of results from operations for the year as other comprehensive gain or loss.

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

s) Reclassifications

Certain prior periods’ comparative figures have been reclassified to conform to the financial statement presentation adopted for this period.

t) Recent Accounting Pronouncements

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 3 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

t) Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. However, in February 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. The Company does not expect that SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

Note 4 – Gold Inventory

During the year ended November 30, 2008, the Company sold 2,920 troy ounces of gold (2007: 1,573 troy ounces) at an average price of $753.61 (2007: $743.49) per troy ounce for proceeds of $2,200,547 (2007: $1,169,509), which was recorded as other income earned during the exploration stage. Gold inventory consists of the following at November 30, 2008 and 2007.

	Troy	Weighted
	Ounces	Average price	Value
Balance as of November 30, 2006	791	$623.50	$493,188
Additions from gold extraction	3,778	656.12	2,489,125
Cost of gold sold	(1,573)	619.61	(1,012,443)
Balance as of November 30, 2007	2,996	657.50	1,969,870
Cost of gold sold	(2,920)	657.50	(1,919,764)
Balance as of November 30, 2008	76	$657.50	$50,106

Note 5 – Mineral Properties and Mineral Rights

The Company holds interests in four groups of mineral properties in Alaska, U.S.A. All of these properties are in the exploration stage and have no proven reserves as of November 30, 2008. Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company, retroactively effective to June 1, 2004, capitalizes the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees. The Company evaluated the capitalized mineral costs as of November 30, 2008 in accordance with EITF 04-02 and recorded zero of impairment. A summary of such capitalized direct costs for the years ended 2008 and 2007 is as follows:

Capitalized Mineral Rights:	Nolan (a)	Ester Dome (b)	Hammond (c)	Eagle Creek (d)	Total
Balance as of November 30, 2006	$487,509	$17,952	$262,500	$35,030	$802,991
Additions during the year:
Claim fees paid during the year	94,930	6,885	7,500	10,010	119,325
Royalty payments	-	-	80,000	10,000	90,000
Balance as of November 30, 2007	582,439	24,837	350,000	55,040	1,012,316
Additions during the year:
Claim fees paid during the year	75,880	6,885	7,500	10,010	100,275
Royalty payments	-	-	50,000	5,000	55,000
Accrued mineral rights	-	-	30,000	-	30,000
Balance as of November 30, 2008	$658,319	$31,722	$437,500	$70,050	$1,197,591

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 5 – Mineral Properties and Mineral Rights (Continued)

a) Nolan Gold Project, Wiseman Mining District, Alaska

The Nolan Gold Project consists of 5 contiguous claim groups covering approximately 6 square miles, 8 miles west of Wiseman and 175 miles north of Fairbanks, Alaska. In addition, The Clara Creek and Marion Creek claim groups are located approximately 1.5 and 3 miles north of Coldfoot, Alaska, and are situated near the Dalton Highway. Both Clara Creek and Marion Creeks are left limit tributaries to the Middle Fork of the Koyukuk River.

In total, the Company owns 100% interest in 204 federal placer mining claims and 407 federal lode claims in the Nolan Gold Project. The specific claim groups at this site are as follows:

i)	Nolan Placer: This claim group consists of 148 unpatented federal placer claims.

ii)	Thompson’s Pup: This claim group consists of 6 unpatented federal placer claims and is subject to a royalty of 3% of net profits on 80% of production.

iii)	Dionne (Mary’s Bench): This claim group consists of 15 unpatented federal placer claims.

iv)	Smith Creek: This claim group consists of 28 unpatented federal placer claims.

v)	Marion Creek and Clara Creek: This claim group consists of 2 unpatented federal placer mining claims located on Marion Creek and 5 unpatented federal placer mining claims located on Clara Creek.

vi)	Nolan Lode: this claim group consists of 407 unpatented federal lode claims. The lode claims overlie much of the placer properties extend beyond them.

During the year ended November 30, 2008, the Company paid claim maintenance and holding fees of $76,375 to the Bureau of Land Management (“BLM”) and received a refund of $495 from BLM for a 2007 overpayment. During the year ended November 30, 2007, the Company paid claim maintenance and holding fees of $94,930 to BLM, including $18,805 of claim fees paid to BLM for staking new claims.

b) Ester Dome Gold Project, Fairbanks Mining District, Alaska

The Ester Dome Gold Project encompasses all of the Company’s properties on Ester Dome, which is accessible by road 10 miles northwest of Fairbanks, Alaska. The specific properties at this site are as follows:

i)

Grant Mine: This property consists of 26 state mineral claims subject to payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thereafter. The mill has remained inactive since February 1989 and the plant and equipment cost was written down to zero on our accounting records. During fiscal 2008, the work on Grant Mine was limited to assessment work. The Company maintains claim rental payments for the current fiscal year and to continue with assessment work.

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

During the year ended November 30, 2008, the Company paid state mining claim fees of $6,760 (2007: $6,760) to the State of Alaska Department of Natural Resources and federal mining claim fees of $125 (2007: $125) to BLM.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 5 – Mineral Properties and Mineral Rights (Continued)

c) Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one- half square miles and adjoining the Nolan Gold Properties. The Company is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. At November 30, 2008, the capitalized mineral rights of $437,500 (2007: $350,000) for Hammond property includes royalty accruals totaling $390,000 (2007: $360,000) that are unpaid, in arrears, and included in mineral claims payable on the accompanying consolidated balance sheet. During the year ended November 30, 2008, the Company paid $50,000 (2007: $100,000) minimum royalty and paid $7,500 (2007: $7,500) federal claim fees to BLM.

d) Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. The Company owns 50% interest and has an option agreement to purchase a 100% interest in the property for $400,000, of which $48,000 remains to be paid. The amount of $5,000 per year, until the remaining $48,000 is paid, is required to be paid to keep the agreement in good standing. During the year ended November 30, 2008, the Company paid $10,010 (2007: $10,010) state mining claim fees and $5,000 (2007: $10,000) option payment.

Note 6 – Property, Plant and Equipment

Property, plant and equipment primarily include capital expenditure associated with the Company’s Vancouver office, and mining equipment and camp facilities at the Nolan Gold Project in Alaska.

During the year ended November 30, 2008, the Company sold some Nolan mining equipment that the Company would not use in the near future for net proceeds of $381,500 (2007: $Nil). The net book value of the sold equipment was $492,883.

In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company recorded an impairment of $31,550 against Nolan mining equipment. Depreciation expenses for the year ended November 30, 2008 was $334,221 (2007: $255,264).

A summary of the Company’s property, plant and equipment for the year ended November 30, 2008 is as follows:

		2008
		Accumulated
		Depreciation
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$107,627	$489,930
Computer equipment and software	134,167	102,819	31,348
Furniture and fittings	394,358	389,518	4,840

Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	12,031	36,092
Nolan mining equipment	1,869,301	864,164	1,005,137
Auto and trucks	63,009	22,777	40,232
Capital assets in construction	24,245	-	24,245

	$3,193,760	$1,561,936	$1,631,824

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 6 – Property, Plant and Equipment (Continued)

A summary of the Company’s property, plant and equipment for the year ended November 30, 2007 is as follows:

		2007
		Accumulated
		Depreciation
		and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$612,117	$21,861	$590,256
Computer Equipment	105,797	73,022	32,775
Furniture and Fittings	394,358	389,006	5,352

Mining Project
Nolan Gold Project buildings	63,000	63,000	-
Leasehold improvements	48,123	2,406	45,717
Nolan mining equipment	1,489,962	632,029	857,933
Nolan mining equipment under capital lease	819,842	216,923	602,919
Other equipment	27,200	3,773	23,427

	$3,560,399	$1,402,020	$2,158,379

Note 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	2008	2007
Accounts payable and accrued payables	$440,633	$100,777
Accrued interest	120,827	109,627
	$561,460	$210,404

The accrued interest payable of $120,827 and $109,627 as of November 30, 2008 and 2007, respectively, relates to the convertible debentures (see Note 9 – Convertible Debentures, below.)

Note 8 – Asset Retirement Obligations

Asset retirement obligations relate to the closure and reclamation of the Grant Mine Tailing Pond, and to the reclamation work associated with the Nolan Gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and revegetating the disturbed areas. The Company has no assets legally restricted for purposes of settling asset retirement obligations.

Grant Mine

The Grant Mine is not an active mine and related assets were written off as impaired effective December 1, 2001. The retirement obligations associated with the Grant Mine involves the decommissioning of the Grant Mill Tailings Pond that was built in the early 1980s and no longer used after 1989. The Company has retained a geotechnical and environmental consultants firm to assist with a preliminary report for the closure of the tailings pond. The preliminary report is part of the closure plan, and further reclamation work involves another closure phase that needs permits and/or approval by the State of Alaska regulatory agencies. Thus, the fair value of the cost of reclamation at this holding time is the original $347,287 as of November 30, 2007 plus 5% accretion expense.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 8 – Asset Retirement Obligations (Continued)

Nolan Gold Project

The retirement obligations associated with the Nolan mineral properties are associated with the reclamation of disturbed land resulting from normal operations and are not the result of improper operations of an asset such as environmental remediation liabilities and thus are within the scope of SFAS 143. The Nolan mineral properties are on Federal mining claims and thus are under the active supervision of the Bureau of Land Management.

The Company was bonded for 48.5 acres before the start of 2008 and 27.5 acres were reclaimed at Nolan Creek in 2008. As of November 30, 2008, the Company is obligated to reclaim 21 acres at Nolan Creek. These 21 acres that the Company will need bonding for at Nolan Creek going into 2009, are areas essential for the Company’s operations. These essential areas consist of the camp area, equipment storage area, processing area, explosives storage area, and the portal area, as well as the roads and core storage area.

During the year ended November 30, 2008, the Company spent $18,518 (2007: $17,801) on reclamation at Nolan properties. The Company decides to keep remaining accrued obligations plus 5% accretion expense to reclaim the remaining 21 acres for a potential third party remediation clean-up.

A summary of assets retirement obligation for the years ended November 30, 2008 and 2007 is as follows:

	Grant	Nolan
	Mine	Project	Total
Balance, December 1, 2006	$347,287	$173,771	$521,058
Accretion expense	-	26,053	26,053
Liabilities settled	-	(17,800)	(17,800)
Balance, November 30, 2007	$347,287	$182,024	$529,311
Accretion expense	17,364	9,101	26,465
Liabilities settled	-	(18,518)	(18,518)
Balance, November 30, 2008	$364,651	$172,607	$537,258

Note 9 – Convertible Debentures

Convertible debentures outstanding at November 30, 2008 and 2007 consisted of the following:

	2008	2007
Issued in 1994	$140,000	$140,000
Less: current portion	(140,000)	(140,000)
	$-	$-

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

Remaining debentures of $140,000 plus accrued interest of $120,827 are in default; however, it is unclear whether they will be exchanged for replacement debentures as the bond holders could not be identified or did not respond to the Company’s restructuring proposal.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 10 – Related Party Transactions

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri- Con Mining Alaska Inc. (collectively the “Tri-Con Group”), all of which are controlled by a director and officer of the Company.

The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all the Company’s fieldwork and to provide field administrative and management services. Under the current contracts dated January 1, 1997, work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out-of- pocket or actual cost plus 15% charge for office overhead including stand-by and contingencies. There is no mark-up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company. In addition, by agreements the Company paid a base administration fee of $10,000 CDN per month to Tri-Con Mining Ltd. and $10,000 US per month to Tri-Con Mining Inc., respectively.

For the year ended November 30, 2008, the Tri-Con Group’s services focused mainly on corporate planning, mining, drilling, engineering and preparation for year round production on the Company’s Nolan property; mining administration services at both the field and corporate offices, and administration services connected with the Low-Rank Coal-Water fuel project.

As of November 30, 2008, Silverado owed $1,076,881 (2007: $1,214,717) to the Tri-Con Group for exploration and administration services performed on behalf of Silverado. The amounts are non-interest bearing and due on demand. During the years ended November 30, 2008 and 2007, the aggregate amounts billed by the Tri-Con Group for disbursements and for services rendered by the Tri-Con Group personnel are as follows:

	2008	2007
Exploration, development and field services	$3,878,670	$5,557,108
Office, Administrative and Management services	1,192,353	1,355,619
	$5,071,023	$6,912,727
Amount of total charges in excess of Tri-Con costs incurred	$1,176,926	$1,243,430
Excess amount charged as a percentage of total amount billed	23.21%	17.99%

Note 11 – Common Stock

Authorized common stock of the Company is unlimited, without par value. During the year ended November 30, 2008, the Company completed private placements resulting in the issuance of an aggregate of 35,000,000 units at $0.03 per unit and 80,698,459 units at $0.0325 per unit. Each unit consists of one share of the Company’s restricted common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for a period of one year at a per share exercise price of $0.07. The Company received gross proceeds of $3,672,700 from such private placements, of which $275,136 cash was received before the fiscal year ended November 30, 2007. In addition, the Company received $1,040,332 from the issuance of 43,330,925 restricted common stocks through warrant exercises during fiscal 2008. The Company paid commission fees of $409,601, which was recorded as a reduction of common stock.

During the year ended November 30, 2008, the Company issued an aggregate of 32,800,000 shares of the Company’s common stock for consulting fees, valued at the fair market price at the dates of consulting agreements, for total consideration of $1,040,000, of which $706,500 was recorded as consulting fees and $333,500 was recorded as prepaid expenses based on the terms of the consulting agreements. The following is a summary of the change in common stock for the years ended November 30, 2008 and 2007:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

		Common Stock
	Number of Shares	Amount
Balance as of November 30, 2006	630,785,052	$82,538,598
Shares issued for:
Private placement at $0.0321 per share	59,166,669	1,900,000
Private placement at $0.035 per share	4,700,000	164,500
Common stock purchase warrants exercised at $0.03 - $0.07	65,754,387	3,429,586
Stock options exercised at $0.05 - $0.058	12,680,000	642,000
Commissions paid	-	(408,458)
Shares issued for consulting fees at $0.07 - $0.1435	12,521,609	1,108,415
Balance as of November 30, 2007	785,607,717	89,374,641
Shares issued for cash:
Private placement at $0.03 per share	35,000,000	1,050,000
Private placement at $0.0325 per share	80,698,459	2,622,700
Common stock purchase warrants exercised at $0.035, December 2007	16,513,024	577,956
Common stock purchase warrants exercised at $0.035, January 2008	1,484,563	51,960
Common stock purchase warrants exercised at $0.035, February 2008	4,166,667	145,833
Common stock purchase warrants exercised at $0.0125, October 2008	21,166,671	264,583
Commissions paid	-	(409,601)
Total shares issued for cash	159,029,384	4,303,431
Shares issued for consulting fees:
Shares issued at $0.06, January 2008	500,000	30,000
Shares issued at $0.10, February 2008	1,800,000	180,000
Shares issued at $0.06, February 2008	500,000	30,000
Shares issued at $0.03, August 2008	8,000,000	240,000
Shares issued at $0.03, September 2008	4,000,000	120,000
Shares issued at $0.03, October 2008	13,000,000	390,000
Shares issued at $0.01, November 2008	5,000,000	50,000
Total shares issued for consulting fees	32,800,000	1,040,000
Balance as of November 30, 2008	977,437,101	$94,718,072

Note 12 – Stock Options and Common Stock Purchase Warrants

a) Stock Options

There was no stock option plan adopted for fiscal year 2008 and no options granted during the year ended November 30, 2008. There were 2,100,000 options cancelled and expired during the year ended November 30, 2008.

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

On January 11, 2007, 21,500,000 stock options were granted to directors as well as to employees of the Tri-Con Group at an exercise price of $0.07 with a six year term expiring January 11, 2013. The prevailing market price of the Company’s shares on the date of grant was $0.067. The Company recognized stock compensation expense of $734,094 based on the Black-Scholes option pricing model. 1,000,000 of such granted stock options were cancelled during the year ended November 30, 2008 and 600,000 of such granted stock options were exercised during the year ended November 30, 2007.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 12 – Stock Options and Common Stock Purchase Warrants (Continued)

a) Stock Options (Continued)

A summary of the change in stock options for the years ended November 30, 2008 and 2007 is as follows:

			Weighted
	Outstanding and	Weighted	Average
	Exercisable	Average	Remaining
	Options	Excercise Price	Contractual Life
Balance, November 30, 2006	63,180,000	$0.07	4.80 years
Options granted	21,500,000	0.07
Options exercised	(12,180,000)	0.05

Balance, November 30, 2007	72,500,000	0.06	4.43 years
Options cancelled and expired	(2,100,000)	0.11

Balance, November 30, 2008	70,400,000	$0.06	3.47 years

The balance of outstanding and exercisable common stock options as at November 30, 2008 is as follows:

Number of Options		Remaining
Outstanding and		Contractual Life
Exercisable	Exercise Price	(Years)
500,000	$0.060	0.01
50,000,000	0.050	0.01 - 4.10
19,900,000	0.070	4.12

70,400,000

b) Fair Value Determination

The fair value of stock options granted using the Black-Scholes option pricing model was calculated using the following weighted average assumptions:

	Years Ended November 30,
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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 12 – Stock Options and Common Stock Purchase Warrants (Continued)

b) Fair Value Determination (Continued)

For the year ended November 30, 2008, there were no stock options granted. During the fiscal year ended November 30, 2007, 21,500,000 stock options were granted to directors and officers as well as to employees of Tri-Con Group at an exercise price of $0.07 with a six year term expiring January 11, 2013. Based on the Black-Scholes option pricing model, $734,094 of stock based compensation was recognized and included in the statement of operations and other comprehensive income as management fees in 2007. The details are as follows:

	Years Ended November 30,
	2008		2007

	Number of	Stock-based	Number of	Stock-based
	Options	Compensation	options	Compensation
Management fees:
Directors and Officers fees	-	$-	18,100,000	$617,934
Tri-Con Employees management fees	-	-	3,400,000	116,160
Total	-	$-	21,500,000	$734,094

c) Common Stock Purchase Warrants

In September 2008, the Company reduced the exercise price of 3,666,667 of its common stock purchase warrants from $0.10 to $0.0125 per common share and 17,500,004 of its common stock purchase warrants from $0.07 to $0.0125 per common share, and all of such warrants were exercised in October 2008.

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

During fiscal years from 2006 to 2008, the Company completed private placements resulting in the issuance of units consisting of one share of Company restricted common stock and one half-warrant (with each whole warrant exercisable for one share of Company restricted common stock). The warrants referenced above were issued during such private placements. There was no value assigned to these warrants when they were granted. The exercise price reduction incentivized the holders to exercise the warrants, which assisted the Company in meeting its working capital requirements. The Company received less proceeds from these exercised warrants due to the price reductions, but the Company believes these warrants would have been left to expire had the Company not effected the exercise price reductions.

A summary of the change in common stock purchase warrants for the years ended November 30, 2008 and 2007 is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining
	Warrants	Excercise Price	Contractual Life
Balance, November 30, 2006	138,579,724	$0.098	0.83 years
Warrants issued	29,583,335	0.100
Warrants exercised	(65,754,387)	0.085
Warrants expired	(40,395,669)	0.100

Balance, November 30, 2007	62,013,003	0.110	0.32 years
Warrants issued	57,849,234	0.070
Warrants exercised	(43,330,925)	0.024
Warrants expired	(36,182,082)	0.108
Balance, November 30, 2008	40,349,230	$0.070	0.17 years

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 12 – Stock Options and Common Stock Purchase Warrants (Continued)

c) Common Stock Purchase Warrants (Continued)

The balance of outstanding and exercisable common stock warrants as at November 30, 2008 is as follows:

Number of		Remaining
Warrants	Exercise	Contractual Life
Outstanding	Price	(Years)
40,349,230	$0.07	0.15 - 0.21

d) Convertible Debentures (See Note 9, above)

Note 13 – Equity Compensation Plan

There was no stock option plan adopted for fiscal year 2008.

On August 31, 2007, our Board of Directors adopted the 2007-1 Equity Compensation Plan (the “2007-I Plan”). The 2007-I Plan was established to encourage certain officers, employees, directors and consultants to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company, as well as to attract and retain capable individuals. A maximum of twenty-five million (25,000,000) shares of the common stock can be issued under the 2007-I Plan for the grant of Stock Awards or Stock Options. During the year ended November 30, 2008, all 25,000,000 shares under the 2007-I Plan were issued to certain of the Company’s consultants as consulting fees.

In January 2007, the Company adopted the 2007 Stock Option Plan (the “2007 Plan”) to encourage certain directors, officers, employees, employees of affiliated companies and consultants to acquire and hold stock in the Company as an added incentive to remain with the Company, and to enable the Company to attract and retain capable individuals. The number of shares issued under the Plan may not exceed 25,000,000 in aggregate. Options granted under the Plan may include non-qualified stock options as well as incentive stock options intended to qualify under Section 422 of the Internal Revenue Code. Each stock option plan agreement specifies when all or any installment of the option becomes exercisable.

On January 11, 2007, 21,500,000 stock options were granted under the 2007 Plan to directors as well as to employees of the Tri-Con Group at an exercise price of $0.07 with a six year term expiring January 11, 2013, of which 1,000,000 granted stock options were cancelled during the year ended November 30, 2008 and 600,000 granted stock options were exercised during the year ended November 30, 2007. The remaining numbers of shares under the 2007 Plan were issued to consultants as consulting fees during the year ended November 30, 2008.

Note 14 – Income Taxes

The Company’s loss from operations before income tax consisted of:

	2008	2007
United States	$4,685,128	$3,323,153
Canada	3,797,978	3,985,004
Total	$8,483,106	$7,308,157

The Company’s income tax expense differed from the amounts computed by applying the United States statutory corporate income tax rate for the following reasons:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 14 – Income Taxes (Continued)

	2008	2007
Loss from operations before income tax	$8,483,106	$7,308,157
US statutory corporate income tax rate	34%	34%

Income tax benefit computed at US statutory
corporate income tax rate	$2,884,256	$2,484,773
Reconciling items:
State taxes	247,756	174,430
Tax loss expired during the year	(569,467)	(549,927)
Difference in foreign tax	(141,561)	4,782
Change in valuation allowance on deferred tax assets	(2,420,984)	(2,114,058)
Income tax expense	$-	$-

Components of the Company’s deferred assets at November 30, 2008 and 2007 are as follows:

	2008	2007
Net deferred income tax assets, non current:
Remediation and reclamation costs	$215,999	$211,407
Net operating loss carry forwards	20,347,609	18,461,942
Temporary differences arising from mineral
properties and building, plant and equipment	2,749,873	2,654,622
Other adjustments	435,474	-
Valuation Allowance	(23,748,955)	(21,327,971)
	$-	$-

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective December 1, 2007. The purpose of FIN 48 is to clarify and set forth consistent rules for accounting for uncertain tax positions in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of this standard did not have an impact on the financial condition or the results of the Company’s operations.

Deferred income tax assets are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are, on a more likely than not basis, not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

At November 30, 2008, the Company had losses carried forward totaling $36,324,000 available to reduce future years’ income for U.S. income tax purposes which expire in various years to 2028. In addition, we had losses carried forward in Canada totaling CDN$23,500,000 which expire in various years to 2028.

Note 15 – Commitments and Contingencies

a) Severance Agreements with Directors

The Company has entered into compensation agreements with two officers and directors of the Company. The agreements provide for severance arrangements where a change of control of the Company occurs, as defined, and the directors are terminated. The compensation payable to the two directors aggregates $4,100,000 (2007: $4,100,000) plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 15 – Commitments and Contingencies (Continued)

b) Indemnity Agreements with Directors

On October 27, 2008, the Company entered into Indemnity Agreements (“Agreements”) with each of its directors, Garry L. Anselmo, James F. Dixon and Stuart McCulloch, a related party, (collectively, the “Directors”). Pursuant to the terms of the Agreements, the Company granted a general indemnification to the Directors against all claims and costs that arise out of the scope or performance of duties as a director or officer of the Company.

c) Office Lease

The Company entered into a seven year office lease agreement expiring in July 2014 for its Vancouver office when obliged to vacate its previous lease location at the expiry of the lease. The Company’s future minimum lease payments under this lease are as follows:

Years ending November 30, 2009 - 2011	$371,046
Year ending November 30, 2012	125,268
Year ending November 30, 2013	128,439
Year ending November 30, 2014	85,626
$710,379

Note 16 – Segment Disclosures

a) Reportable Segments

The Company operates in one reportable segment being the acquisition, exploration and development of mineral properties. The Company’s development of low-rank coal-water fuel is in its initial stages and is not a reportable segment.

b) Geographical Information

The following presents financial information about geographical areas:

	2008	2007
Comprehensive loss for the year
Canada	$3,797,978	$3,985,004
United States	4,685,128	3,323,153

Total	$8,483,106	$7,308,157

Long Lived Assets
Canada	$526,118	$628,383
United States	2,303,297	2,542,312

Total	$2,829,415	$3,170,695

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 17 – Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the years ended November 30, 2008 and 2007 is as follow:

	Years ended November 30,
	2008	2007
Changes in non-cash financing and investing activities:
Common stock issued for consulting services	$1,040,000	$1,108,416
Common stock issued for subscriptions received	275,136	-
Mineral claims royalty payable changes at period-end for mineral rights	30,000	(20,000)
Loss on disposal of property, plant and equipment	111,383	-
Write-down of property, plant and equipment	31,550	-

Other cash flow information:
Interest paid	$18,651	$27,718

Note 18 – Legal Proceedings

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

On February 20, 2009, the Company and SCC entered into a Release and Settlement Agreement. Pursuant to the agreement, the Company has paid US $25,000 to reimburse SCC for its claimed expenses and has issued 18,109,800 unrestricted shares of the Company’s common stock.

The Company is not a party to any pending legal proceeding, nor is the Company’s property the subject of any pending legal proceeding. The Company also is not aware of any other proceedings.

Note 19 – Subsequent Events

Subsequent to November 30, 2008, the Company:

a)

issued 18,260,870 shares at a price of $0.00383 per share for the aggregate proceeds of $70,000 in December 2008 and issued 19,250,000 shares at a price of $0.004 for the aggregate proceeds of $77,000 in February 2009.

b)	received $135,000 for 16,875,000 restricted common shares at a price of $0.008 per share issued in accordance with subscription agreements.

c)

adopted the 2009 Equity Compensation Plan (the “Plan”) on January 29, 2009 to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the Plan may not exceed 130,000,000 in aggregate. On January 29, 2009, the Company filed a registration statement on Form S-8 to register all 130,000,000 of such shares.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008 and 2007
(Stated in United States Dollars)

Note 19 – Subsequent Events (Continued)

d)

entered into five consulting agreements and amended two consulting agreements during 2009 with seven individuals for various corporate planning and business development services to the Company. Pursuant to these consulting agreements, the Company issued an aggregate of 25,000,000 shares at a price of $0.03 per share totaling $750,000 and 26,000,000 shares at a price of $0.0125 per share totaling $325,000 respectively as consulting service fees in January 2009; and issued 6,000,000 shares at a price of $ 0.0085 totaling $51,000 and 6,555,000 shares at a price of $0.0087 totaling $57,000 respectively as consulting service fees in February 2009.

e)

entered into a Release and Settlement Agreement with SCC (Refer to Note 18, above) on February 20, 2009. Pursuant to the agreement, the Company paid US $25,000 to reimburse SCC for its claimed expenses and issued 18,109,800 unrestricted shares of the Company’s common stock to SCC as settled consulting fees.

f)

suspended an amended Retainer Agreement originally signed September 2, 2005 and issued 2,000,000 unrestricted shares of the Company’s common stock at a price of US $0.01 per share totaling $20,000 as a final payment.

g)	sold 29.83 troy ounces of gold for net proceeds of $24,095 in January 2009 and sold 25.15 troy ounces of gold for net proceeds of $28,357 in February 2009.

h)

had 40,349,230 of common stock purchase warrants expire: 21,538,461 of the Company’s common stock purchase warrants expired in January 2009 and 18,810,769 of the Company’s common stock purchase warrants expired in February 2009.

i)	had 8,400,000 of granted stock options with a weighted average price of $0.051 expire.

j)	disposed of some equipment for net proceeds of $97,510.

k)

On March 1, 2009, the Company signed a Corporate Finance Advisors and Consulting Agreement with a UK registered company (the “Facilitator”) to provide consulting and financial management, restructuring and introduction or development of a financeable structure, in order to raise capital, debt or equity in the range of US $25,000,000 to $50,000,000, while providing other consulting services to the Company. The financing amount relates to the requirements of the development plan for the Nolan Mine in Alaska. In accordance with the consulting agreement, on March 1, 2009, the Company signed a Corporate Facilitator Finders Fee Agreement wherein the Facilitator is entitled to receive a cash finders’ fee equal to 10% for an investment amount of up to $300,000, 7.5% for an amount up to $1,000,000, and 5% for amounts greater than $1,000,000 of the financing transaction proceeds received by the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any disagreements with our former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of November 30, 2008, being the date of our most recently completed fiscal year end. This evaluation was carried out with the participation of our Chief Executive Officer and Chief Financial Officer, Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During our most recently completed fiscal year ended November 30, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position
Garry L. Anselmo	65	Chairman of the Board of Directors; President, Chief Executive Officer, Chief Financial Officer
James F. Dixon (1)	61	Director
Stuart C. McCulloch (1)	73	Director
John R. Mackay	76	Secretary

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

James F. Dixon

Mr. Dixon has been one of our directors since May 6, 1988. Mr. Dixon practices as a lawyer in Vancouver, British Columbia. He holds a Bachelor of Commerce and a Bachelor of Law degree.

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

Involvement in Certain Legal Proceedings

None.

Terms of Office

Our directors are elected to hold office until the next annual meeting of our shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors to hold office until their successors are appointed. The last annual meeting of our shareholders was held on December 9, 2008.

Audit Committee

Our audit committee is comprised of James Dixon and Stuart McCulloch. Our board of directors has determined that each member of our audit committee is independent as that term is defined in Rule 121 of the American Stock Exchange listing standards. Our board of directors has determined none of the directors on our audit committee presently meets the definition of a “financial expert” based on their respective experience and qualification. Our audit committee presently does not include a member who has been determined by our board of directors to qualify as a “financial expert”. Our board of directors is presently looking for a suitable candidate to join as a member of our board of directors and who would meet the definition of “financial expert”. We were unable to identify such a candidate during our most recent fiscal year.

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

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

The following summary compensation table sets forth certain compensation information for Mr. Garry L. Anselmo, our principal executive officer, and for certain other officers of the Company who received compensation in excess of $100,000 during our last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Garry L Anselmo, (1) Principal Executive Officer, Principal Financial Officer, President, Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	341,439	0	0	0	341,439
Irma Mungal, (2) Vice-President, Administration	2008	0	0	0	0	0	0	150,000	150,000
	2007	0	0	0	0	0	0	73,059	73,059
Karsten Eden, (3) Vice President, Exploration of Silverado Gold Mines Inc.	2008	0	0	0	0	0	0	181,154	181,154
	2007	0	0	0	23,901	0	0	180,000	203,901
Daniel L. Basketfield, (4) Vice President, Silverado Gold Mines Inc. and Silverado Green Fuel Inc.	2008	0	0	0	0	0	0	139,936	139,936
	2007	0	0	0	23,901	0	0	95,564	119,465
John R. Mackay, (5) Secretary	2008	0	0	0	0	0	0	116,500	116,500
	2007	0	0	0	23,901	0	0	120,000	143,901

(1)

Mr. Anselmo was granted 10,000,000 options on January 11, 2007. The options have an exercise price of $0.07, vested immediately, and expire on January 11, 2013. The value of the option award was computed in accordance with the provisions of FAS 123R.

(2)

Effective September 1, 2008, Ms. Mungal is no longer an officer of the Company. Ms. Mungal’s service fees were paid through Tri-Con payroll, and the Company reimbursed her service fees to Tri-Con based on the service agreements with Tri-Con.

(3)

Effective December 26, 2008, Mr. Eden is no longer an officer of the Company. Mr. Eden was granted 700,000 options on January 11, 2007. The options have an exercise price of $0.07, vested immediately, and expire on January 11, 2013. The value of the option award was computed in accordance with the provisions of FAS 123R. Mr. Eden’s service fees were paid through Tri-Con payroll, and the Company reimbursed his service fees to Tri-Con based on the service agreements with Tri-Con.

(4)

Effective December 26, 2008, Mr. Basketfield is no longer an officer of the Company. Mr. Basketfield was granted 700,000 options on January 11, 2007. The options have an exercise price of $0.07, vested immediately, and expire on January 11, 2013. The value of the option award was computed in accordance with the provisions of FAS 123R. Mr. Basketfield’s service fees were paid through Tri-Con payroll, and the Company reimbursed his service fees to Tri-Con based on the service agreements with Tri-Con.

(5)

Mr. Mackay was granted 700,000 options on January 11, 2007. The options have an exercise price of $0.07, vested immediately, and expire on January 11, 2013. The value of the option award was computed in accordance with the provisions of FAS 123R. Mr. Mackay’s service fees were paid through Tri-Con payroll, and the Company reimbursed his service fees to Tri-Con based on the service agreements with Tri- Con.

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding outstanding equity awards of Mr. Anselmo at our fiscal year ended November 30, 2008 and other executive officer of the Company received compensation from the Company in excess of $100,000 during our last completed fiscal year ended November 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Garry L. Anselmo, Principal Executive Officer, Principal Financial Officer, President	10,000,000	0	0	0.07	January 11, 2013	0	0	0	0
	15,000,000	0	0	0.05	January 4, 2013	0	0	0	0
	6,000,000	0	0	0.05	July 8, 2011	0	0	0	0
	2,500,000	0	0	0.05	January 8, 2011	0	0	0	0
	3,000,000	0	0	0.05	December 4, 2008	0	0	0	0
Total	36,500,000	0	0			0	0	0	0
Karsten Eden, Vice President, Exploration of Silverado Gold Mines Inc.	700,000	0	0	0.07	January 11, 2013	0	0	0	0
	1,000,000	0	0	0.05	January 4, 2013	0	0	0	0
Total	1,700,000	0	0			0	0	0	0
Daniel L. Basketfield, Vice President, Silverado Gold Mines Inc. and Silverado Green Fuel Inc.	700,000	0	0	0.07	January 11, 2013	0	0	0	0
Total	700,000	0	0			0	0	0	0
Warrack G. Willson, Vice President, Silverado Green Fuel Inc.	2,000,000	0	0	0.07	January 11, 2013	0	0	0	0
	3,000,000	0	0	0.05	January 4, 2013	0	0	0	0

	1,500,000	0	0	0.05	July 8, 2011	0	0	0	0
	500,000	0	0	0.05	January 8, 2011	0	0	0	0
	500,000	0	0	0.05	December 4, 2008	0	0	0	0
Total	7,500,000	0	0			0	0	0	0
John R. Mackay, Secretary	700,000	0	0	0.07	January 11, 2013	0	0	0	0
	2,000,000	0	0	0.05	January 4, 2013	0	0	0	0
	1,500,000	0	0	0.05	June 30, 2011	0	0	0	0
	500,000	0	0	0.05	December 4, 2008	0	0	0	0
Total	4,700,000	0	0			0	0	0	0

Compensation of Directors

Except as disclosed under Executive Compensation above with respect to Mr. Anselmo’s compensation, our directors were not compensated during the Company’s last completed fiscal year.

With the exception of periodic grants of stock incentive options, we do not compensate our directors for serving in such capacities. Our 2007 Stock Option Plan and our 2007-1 Equity Compensation Plan each permit the grant of incentive stock options to our directors.

We have entered into a compensation agreement with Mr. James F. Dixon, one of our directors. The agreement provides for severance arrangements if a change of control of Silverado occurs and Mr. Dixon is terminated. The compensation payable to Mr. Dixon would include a lump sum payment of $100,000 plus the amount of annual bonuses that Mr. Dixon would be entitled to receive for the eighteen month period following termination, plus benefits for the eighteen month period following termination. The compensation that would be payable to the directors (including the compensation provided for in the agreement with Mr. Anselmo detailed above) aggregates to $4,100,000 plus the amount of annual bonuses and other benefits that they would have received in the eighteen months following termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the Company’s common shares owned beneficially as of March 6, 2009 by: (i) each person (including any “group”) known by the Company to own beneficially more than five percent (5%) of any class of the Company’s voting securities, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers of the Company as a group. As of March 6, 2009 no person is known to us to beneficially own more than 5% of our outstanding common shares. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares listed.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Common Shares	Garry L. Anselmo, Director, President, Chief Executive Officer and Chief Financial Officer	37,550,007(2)	3.42%
Common Shares	James F. Dixon, Director	8,014,484(3)	0.73%
Common Shares	Stuart McCulloch, Director	6,633,400(4)	0.60%
Common Shares	John R. Mackay, Secretary	4,300,000(5)	0.39%

Common Shares	All Directors and Executive Officers as a Group (4 persons)	56,497,891(6)	5.14%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 10, 2009. As of March 6, 2009, there were 1,098,612,771 common shares of the Company issued and outstanding.

(2)

Consists of 4,050,000 shares held by Garry L. Anselmo, 7 shares owned by Tri-Con Mining Ltd, and 33,500,000 shares that can be acquired by Mr. Anselmo upon exercise of options to purchase shares held by Mr. Anselmo within 60 days of the date hereof.

(3)

Consists of 214,484 shares held directly and indirectly by James F. Dixon and 7,800,000 shares that can be acquired by Mr. Dixon upon exercise of options to purchase shares held by Mr. Dixon within 60 days of the date hereof.

(4)

Consists of 33,400 shares held by Stuart McCulloch and 6,600,000 shares that can be acquired by Mr. McCulloch upon exercise of options to purchase shares held by Mr. McCulloch within 60 days of the date hereof.

(5)	Consists of 100,000 shares held by Mr. Mackay and 4,200,000 shares that can be acquired by Mr. Mackay upon exercise of options to purchase shares held by Mr. Mackay within 60 days of the date hereof.

(6)

Consists of 4,397,891 shares held by our directors and executive officers and 52,100,000 shares that can be acquired by our directors and executive officers upon exercise of options to purchase shares held by our directors and executive officers within 60 days of the date hereof.

Changes in Control

We are not aware of any arrangement that may result in a change in control.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding outstanding equity awards made under equity compensation plans through November 30, 2008, the end of the most recently completed fiscal year.

	Number of	Weighted	Number of
	securities to be	average exercise	securities
	issued upon	price of	available for
	exercise of	outstanding	future plan
	outstanding	options,	issuance
	options,	warrants, and
	warrants, and	rights
rights
Plan Category
Equity compensation plans	N/A	N/A	N/A
approved by security holders
Equity compensation plans not
approved by security holders
2007-1 Equity Compensation Plan	N/A	N/A	2,300,000
2007 Stock Option Plan	19,900,000	$0.07	N/A
Equity Compensation Plans Prior to 2007	50,500,000	$0.05	N/A

There was no stock option plan adopted for fiscal year 2008.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Tri-Con Mining Group

We have had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc., and Tri-Con Mining Alaska Inc. (collectively, the "“Tri-Con Mining Group"”). Each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. are owned and controlled by Mr. Garry Anselmo, our chief executive officer, chief financial officer and, the chairman of our board of directors. We are party to three separate contracts dated January 1, 1997 with the Tri-Con Mining Group, one with each of Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc.

The Tri-Con Mining Group are operations, exploration and development contractors, and have been employed by us under contract since 1972 to carry out all of our fieldwork and to provide administrative and management services. Under the current contracts dated January 1, 1997, work is charged at cost plus 25% for property acquisition, exploration and development and cost plus 15% for mining operations and reclamation. Cost includes out of pocket or actual cost plus 15% charge for office overhead including stand by and contingencies. Capital purchases are exempt from any support charges. Services of the directors of the Tri-Con Mining Group are charged at a rate of $75 CDN per hour. Services of the directors of the Tri-Con Mining Group who are also our directors, namely Mr. Anselmo, are not charged. In addition, by agreements the Company paid a base administration fee of $10,000 CDN per month to Tri-Con Mining Ltd. and $10,000 US per month to Tri-Con Mining Inc., respectively. We are in arrears in the amount of $1,076,881 to the Tri-Con Group as of November 30, 2008 in connection with corporate planning, mining, drilling, engineering and preparation for year round production on the Company’s Nolan property; mining administration services at both the field and corporate offices, and administration services connected with the Low-Rank Coal-Water fuel project. At November 30, 2007, we were in arrears $1,214,717 to the Tri-Con Mining Group for exploration, development and administration services. For the years 2007 and 2008, the Tri-Con Mining Group’s services focused mainly on test mining activities on the Nolan property, the low-rank coal-water fuel program as well as corporate planning, exploration, engineering, and, and administration services at both our field and corporate offices.

The aggregate amounts billed by the Tri-Con Group for disbursements and for services rendered by the Tri-Con Group personnel are as follows:

	2008	2007

Exploration, development and field services	$3,878,670	$5,557,108
Office, Administrative and Management services	1,192,353	1,355,619

	$5,071,023	$6,912,727

Amount of total charges in excess of Tri-Con costs incurred	$1,176,926	$1,243,430

Excess amount charged as a percentage of total amount billed	23.21%	17.99%

Stock Option Grants

No stock options were granted to directors or executive officers during the fiscal year ended November 30, 2008.

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-KSB regarding director independence, we have used the definition of “independent director” set forth in the Marketplace Rules of The NASDAQ, which defines an “independent director” generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, we believe that James Dixon and Stuart McCulloch are independent directors.

ITEM 13. EXHIBITS

Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.13	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.14	2006 Stock Option Plan (10)
10.15	2006-II Stock Option Plan (11)
10.16	2007 Stock Option Plan (12)
10.17	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (14)
10.18	2007-1 Equity Compensation Plan (13)
10.19	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007 (15)
10.20	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, and James F. Dixon, each dated October 27, 2008 (16)
10.21	2009 Equity Compensation Plan (17)
14.1	Code of Ethics (9)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on September 7, 2007.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2008.
(16)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on October 29, 2008.
(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on January 29, 2009.
*	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Berkovits & Company, LLP for each of our last two fiscal years:

	Fiscal years ended
	November 30
	2008	2007
Audit Fees:	$87,443	$62,419
Audit Related Fees:	$48,708	$46,262
Tax Fees:	28,340	NIL
All Other Fees:	16,500	NIL
Total:	$180,991	$108,681

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditor for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-Related Fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our interim financial statements and are not reported under "Audit Fees." This category comprises fees billed for independent accountant review of our interim financial statements and management discussion and analysis, as well as advisory services associated with our financial reporting.

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

Silverado Gold Mines Ltd.

Date: March 13, 2009	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial
Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 13, 2009	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial
Officer (Principal Accounting Officer)

Date: March 13, 2009	By: /s/ James F. Dixon
James F. Dixon,
Director

Date: March 13, 2009	By: /s/ Stuart McCulloch
Stuart McCulloch,
Director