Form 10-Q
period 2009-02-28
SILVERADO GOLD MINES LTD
filed 2009-04-14
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___________to ___________

Commission File Number: 0-12132

SILVERADO GOLD MINES LTD.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

British Columbia, Canada	98-0045034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Georgia Street, Suite 1820,
Vancouver, British Columbia, Canada	V6E 4M3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (800) 665-4646

Former name, former address, and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,167,724,840 common shares, no par value, outstanding as of April 10, 2009.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)

INDEX

Quarterly Period Ended February 28, 2009

			Page
PART I	FINANCIAL INFORMATION
	ITEM 1	FINANCIAL STATEMENTS
		Consolidated Balance Sheets as of February 28, 2009 (unaudited) and November 30, 2008 (audited)	3
		Consolidated Statements of Operations for the three months ended February 28, 2009 and February 29, 2008, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through February 28, 2009 (unaudited)	4
		Consolidated Statements of Cash Flows for the three months ended February 28, 2009 and February 29, 2008, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through February 28, 2009 (unaudited)	5
		Notes to the Consolidated Financial Statements as of February 28, 2009 (unaudited)	6
	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
	ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
	ITEM 4	CONTROLS AND PROCEDURES	29
PART II	OTHER INFORMATION
	ITEM 1	LEGAL PROCEEDINGS	30
	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	30
	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
	ITEM 5	OTHER INFORMATION	31
	ITEM 6	EXHIBITS	31
SIGNATURES			33

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	February 28, 2009	November 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$15,145	$50,991
Gold inventory	6,316	50,106
Prepaid and other receivables	979,663	383,358
Total Current Assets	1,001,124	484,455
Mineral rights	1,277,591	1,197,591
Property, plant and equipment, net	1,470,075	1,631,824
TOTAL ASSETS	$3,748,790	$3,313,870
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$604,568	$561,460
Due to related parties	1,340,248	1,076,881
Convertible debentures, current portion	140,000	140,000
Total Current Liabilities	2,084,816	1,778,341
Asset retirement obligation	543,974	537,258
Mineral claims royalty payable	470,000	390,000
Total Liabilities	3,098,790	2,705,599
STOCKHOLDERS' EQUITY
Common stock
Authorized:
unlimited common shares with no par value
Issued and outstanding:
1,098,612,771 common shares (2008: 977,437,101)	96,185,355	94,718,072
Additional paid-in capital	1,200,408	1,200,408
Subscriptions received	135,000	-
Accumulated deficit during exploration stage	(96,870,763)	(95,310,209)
Total Stockholders' Equity	650,000	608,271
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,748,790	$3,313,870

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)
(Stated In United States Dollars)

			Period Since
			Recommencement of
	Three Months Ended		Exploration Stage from
	February 28, 2009	February 29, 2008	December 1, 2001 to
	(Unaudited)	(Unaudited)	February 28, 2009
General and administrative expenses
Accounting and audit	$8,490	$73,590	$726,688
Advertising, promotion and travel	12,132	117,400	2,957,422
Consulting fees	738,643	404,246	8,685,633
Depreciation, accretion and impairment	64,239	104,559	2,623,971
Exploration expenses	118,101	678,862	14,832,908
Financing activities	-	-	302,003
Legal and other professional fees	98,601	36,771	1,368,686
Management services	231,694	207,439	5,850,930
Office Expenses	85,423	204,570	4,693,021
Related party charges in excess of costs incurred	146,774	231,682	5,090,642
Reporting and investor relations	62,816	79,841	1,045,938
Research	-	18,000	1,064,735
Transfer agent and filing fees	47,333	21,471	326,123
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	317,425
Total expenses	1,614,246	2,178,431	51,045,654
Loss from operations	(1,614,246)	(2,178,431)	(51,045,654)
Gold income earned during the exploration stage
Gold sale proceeds earned during the exploration stage	52,450	372,915	3,714,310
Cost of gold sold	(43,790)	(371,132)	(3,250,373)
Gold inventory addition from gold extraction	-	-	3,248,056
Total gold income earned during the exploration stage	8,660	1,783	3,711,993
Other income (expenses)
Interest income	45	41	277,852
Interest expenses on capital lease obligations	-	(194)	(333,221)
Interest expenses on convertible debentures	(2,800)	(2,800)	(709,807)
Other interest expenses and bank charges	(1,872)	(3,942)	(61,980)
Loss on disposal of property, plant and equipment	-	-	(111,383)
Total other expenses	(4,627)	(6,895)	(938,539)

Net loss before cumulative effect of accounting change	(1,610,213)	(2,183,543)	(48,272,200)
Cumulative effect of accounting change	-	-	(99,481)
Net loss	(1,610,213)	(2,183,543)	(48,371,681)
Other comprehensive income (loss)
Gain (Loss) on foreign exchange	49,659	(61,763)	405,862
Comprehensive loss for the period	$(1,560,554)	$(2,245,306)	$(47,965,819)
Net loss per share	$(0.002)	$(0.003)
Basic and diluted weighted average number
of common shares outstanding	1,013,829,201	840,859,504

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

			Period Since
			Recommencement
			of Exploration
			Stage from
	Three Months Ended		December 1, 2001
	February 28, 2009	February 29, 2008	to February 28,
	(Unaudited)	(Unaudited)	2009
CASH PROVIDED BY (USED FOR):
Operating activities:
Net comprehensive loss for the period	$(1,560,554)	$(2,245,306)	$(47,965,819)
Adjustments to reconcile loss to net cash used in operating activities:
Cumulative effect of accounting change	-	-	99,481
Depreciation, amortization, accretion and impairment	64,239	104,559	2,623,971
Loss on disposal of property, plant and equipment	-	-	111,383
Stock-based compensation included in management fees	-	-	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting and other expenses resulting from share issuance	429,211	240,000	3,873,417
Non-cash prepaid consulting fees expensed during the period	312,500	-	312,500
Non-cash financing expense	-	-	252,003
Interest accrued	2,800	2,800	500,370
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	317,425
Changes in non-cash operating working capital:
Gold inventory	43,790	371,132	2,317
Prepaid and other receivables	(17,733)	294,505	(64,716)
Accounts payable and accrued liabilities	40,308	19,815	(15,965)
Asset retirement obligation	6,716	6,513	14,663
Net cash used in operating activities	(678,723)	(1,205,982)	(35,186,110)

Investing activities:
Investment in mineral properties	-	(49,505)	(1,124,091)
Purchase of property, plant and equipment	-	(49,038)	(3,076,518)
Proceeds from sale of property, plant and equipment, net	97,510	-	686,299
Net cash used in investing activities	97,510	(98,543)	(3,514,310)

Financing activities:
Advances (to) / from related party	263,367	196,491	1,048,936
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligation	-	(29,966)	(1,131,607)
Repayment of convertible debentures	-	-	(74,999)
Share subscriptions received	135,000	-	136,536
Common stock issued for cash (net of share issue costs)	147,000	3,834,004	38,755,335
Net cash provided by financing activities	545,367	4,000,529	38,698,472

(Decrease) Increase in cash and cash equivalents	(35,846)	2,696,004	(1,948)

Cash and cash equivalents, at beginning of the period	50,991	1,073,457	17,093

Cash and cash equivalents, at end of the period	$15,145	$3,769,461	$15,145

Supplemental Cash Flow Information (Note 12)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 1 – Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Silverado Gold Mines Ltd. and its wholly-owned subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc. (collectively, “Silverado” or the “Company”). All significant inter-company transactions have been eliminated.

The unaudited interim consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as of February 28, 2009, and the results of operations and cash flows for all periods presented, have been included. Readers of these financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the entire fiscal year as a whole.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Silverado’s Annual Report on Form 10-KSB, for the fiscal year ended November 30, 2008. Certain of the prior period’s figures in the statement of operations and cash flows have been reclassified to conform to the presentation adopted in the current period.

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

The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company lacks sufficient working capital, has recurring losses and its operations continue to be funded primarily from sales of its stock. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties and completion of the research and development of its low-rank coal-water fuel project is dependent on the Company’s ability to obtain the necessary financing from sales of its stock or success in its current debt financing plans. The interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Recent Accounting Pronouncements and Significant Accounting Policies

Recent Accounting Pronouncements and Interpretations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160 “Non controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. This statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this statement on December 1, 2009 and the Company does not expect that this statement will have a material impact on the Company’s consolidated financial statements.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 2 – Recent Accounting Pronouncements and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements and Interpretations (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. However, in February 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. Effective December 1, 2008, the Company adopted SFAS No. 157. This statement did not have a material impact on the Company’s consolidated financial statements.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 2 – Recent Accounting Pronouncements and Significant Accounting Policies (Continued)

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

Mineral Rights Payments and Exploration Costs

Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company has modified its accounting policy with respect to mineral claim payments, retroactively effective to June 1, 2004, to capitalize the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees. If the acquired mineral rights relate to unproven properties, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment. The Company expenses all costs related to the exploration of mineral claims in which it had secured exploration rights prior to establishment of proven reserves.

When it has been determined that a mineral property can be economically developed as a result of establishing proven reserves, the costs then incurred to develop such property are capitalized. Capitalized costs related to such property will be amortized using the units-of-production method over the estimated life of the proven reserve.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 2 – Recent Accounting Pronouncements and Significant Accounting Policies (Continued)

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 3 – Gold Inventory

For the three months ended February 28, 2009, the Company sold 58.15 troy ounces of gold, (for the three months ended February 29, 2008: 564.46 troy ounces) for net proceeds of $52,450 (February 29, 2008: $372,915), which were recorded as other income earned during the exploration stage. In addition, the Company wrote off 8.45 troy ounces gold inventory for the inventory shrinkage, the value of which is $5,556 recorded as cost of gold sold. The following is a summary of gold inventory changes during the three months ended February 28, 2009 and during the fiscal year ended November 30, 2008:

	Troy	Weighted
	Ounces	Average price	Value
Balance as of November 30, 2007	2,996	657.50	1,969,870
Cost of gold sold	(2,920)	657.50	(1,919,764)
Balance as of November 30, 2008	76	$657.50	$50,106
Cost of gold sold	(66)	657.50	(43,790)
Balance as of February 28, 2009	10	$657.50	$6,316

Note 4 – Related Party Transactions

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. (collectively the “Tri-Con Group”), all of which are controlled by a director and officer of the Company.

The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all of the Company’s fieldwork and to provide field administrative and management services. Under the current contracts dated January 1, 1997, work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out-of-pocket or actual cost plus 15% for office overhead including stand-by and contingencies. There is no mark-up on capital purchases. The Tri-Con Group does not charge the Company for the services of any of its directors who are also directors of the Company. In addition, by agreements the Company paid a base administration fee of $10,000 CDN per month to Tri-Con Mining Ltd. and $10,000 US per month to Tri-Con Mining Inc.

For the three months ended February 28, 2009, the Tri-Con Group’s services focused mainly on corporate planning, mining, drilling, engineering, planning and preparation for year round production on the Company’s Nolan property; equipment and property maintenance and administration services at both the field and corporate offices. As of February 28, 2009, Silverado owed $1,340,248 (November 30, 2008: $1,076,881) to the Tri-Con Group for exploration and administration services performed on behalf of Silverado. The following is a summary of Tri-Con Group charges for the three months ended February 28, 2009 and February 29, 2008:

	February 28,	February 29,
	2009	2008
Mineral exploration and administration services	$344,310	$730,221
General administration and management services	175,034	528,594
	$519,344	$1,258,815

Amount of total charges in excess of Tri-Con’s costs incurred	$146,774	$231,682
Percentage of excess amount charged	28.3%	18.4%

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 5 – Mineral Properties and Mineral Rights

The Company holds interests in four groups of mineral properties in Alaska, U.S.A. All of these properties are in the exploration stage and have no proven reserves as of February 28, 2009. Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company, retroactively effective to June 1, 2004, capitalizes the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees.

A summary of such capitalized direct costs for the three months ended February 28, 2009 and for the fiscal year ended November 30, 2008 is as follows:

	Nolan	Ester Dome	Hammond	Eagle Creek
Capitalized Mineral Rights:	(a)	(b)	(c)	(d)	Total
Balance as of November 30, 2007	$582,439	$24,837	$350,000	$55,040	$1,012,316
Additions during the year:
Claim fees paid during the year	75,880	6,885	7,500	10,010	100,275
Royalty payments	-	-	50,000	5,000	55,000
Accrued mineral rights	-	-	30,000	-	30,000

Balance as of November 30, 2008	658,319	31,722	437,500	70,050	1,197,591
Additions during the period:
Accrued mineral rights	-	-	80,000	-	80,000
Balance as of February 28, 2009	$658,319	$31,722	$517,500	$70,050	$1,277,591

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

In total, the Company owns a 100% interest in 204 federal placer mining claims and 407 federal lode claims in the Nolan Gold Project. The specific claim groups at this site are as follows:

i)	Nolan Placer: This claim group consists of 148 unpatented federal placer claims.

ii)	Thompson’s Pup: This claim group consists of 6 unpatented federal placer claims and is subject to a royalty of 3% of net profits on 80% of production.

iii)	Dionne (Mary’s Bench): This claim group consists of 15 unpatented federal placer claims.

iv)	Smith Creek: This claim group consists of 28 unpatented federal placer claims.

v)	Marion Creek and Clara Creek: This claim group consists of 2 unpatented federal placer mining claims located on Marion Creek and 5 unpatented federal placer mining claims located on Clara Creek.

vi)	Nolan Lode: this claim group consists of 407 unpatented federal lode claims. The lode claims overlie much of the placer properties, and extend beyond them.

During the fiscal year ended November 30, 2008, the Company paid claim maintenance and holding fees of $76,375 to the Bureau of Land Management (“BLM”) and received a refund of $495 from BLM for a 2007 overpayment.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 5 – Mineral Properties and Mineral Rights (Continued)

b)	Ester Dome Gold Project, Fairbanks Mining District, Alaska

The Ester Dome Gold Project encompasses all of the Company’s properties on Ester Dome, which is accessible by road 10 miles northwest of Fairbanks, Alaska. The specific properties at this site are as follows:

i)

Grant Mine: This property consists of 26 state mineral claims subject to payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thereafter. The mill has remained inactive since February 1989 and the plant and equipment cost was written down to zero on our accounting records. During fiscal 2008, the work on the Grant Mine was limited to assessment work. The Company will continue to make claim rental payments for the current fiscal year and continue with assessment work.

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

During the fiscal year ended November 30, 2008, the Company paid state mining claim fees of $6,760 to the State of Alaska Department of Natural Resources and federal mining claim fees of $125 to BLM.

c)	Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one- half square miles and adjoining the Nolan Gold Properties. The Company is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. At February 28, 2009, the capitalized mineral rights of $517,500 (November 30, 2008: $437,500) for the Hammond property includes royalty accruals totalling $470,000 (November 30, 2008: $390,000) that are unpaid, in arrears, and included in mineral claims payable on the accompanying consolidated balance sheet. During the three months ended February 28, 2009, the Company accrued $80,000 of minimum royalties payable. During the fiscal year ended November 30, 2008, the Company accrued $30,000 and paid $50,000 of minimum royalties, and paid $7,500 in federal claim fees to BLM.

d)	Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. The Company owns a 50% interest and has an option agreement to purchase a 100% interest in the property for $400,000, of which $48,000 remains to be paid. The amount of $5,000 per year, until the remaining $48,000 is paid, is required to be paid to keep the agreement in good standing. During the fiscal year ended November 30, 2008, the Company paid $10,010 of state mining claim fees and a $5,000 option payment.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 6 – Property, plant and equipment

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

A summary of the Company’s property, plant and equipment at February 28, 2009 and November 30, 2008 is as follows:

	February 28, 2009
		Accumulated
		Depreciation and
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$128,928	$468,629
Computer equipment and software	134,167	109,698	24,469
Furniture and fittings	394,358	389,657	4,701

Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	14,437	33,686
Nolan mining equipment	1,685,237	787,525	897,712
Auto and trucks	19,193	2,560	16,633
Capital assets in construction	24,245	-	24,245

	$2,965,880	$1,495,805	$1,470,075

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 6 – Property, plant and equipment (Continued)

	November 30, 2008
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$107,627	$489,930
Computer equipment and software	134,167	102,819	31,348
Furniture and fittings	394,358	389,518	4,840

Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	12,031	36,092
Nolan mining equipment	1,869,301	864,164	1,005,137
Auto and trucks	63,009	22,777	40,232
Capital assets in construction	24,245	-	24,245

	$3,193,760	$1,561,936	$1,631,824

Note 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	February 28,	November 30,
	2009	2008
Accounts payable and accrued payables	$480,941	$440,633
Accrued interest	123,627	120,827
	$604,568	$561,460

The accrued interest payable of $123,627 as of February 28, 2009 and $120,827 as of November 30, 2008, respectively, relates to the convertible debentures (see Note 8 – Convertible Debentures, below.)

Note 8 – Convertible Debentures

On March 1, 2001, Silverado completed negotiations to restructure convertible debentures totaling $2,000,000. Replacement debentures totaling $2,564,400 were issued in consideration of cancellation of the original debentures plus all accrued interest to March 1, 2001. As of November 30, 2004 the replacement debentures were repaid in full.

Remaining original convertible debentures totaling $140,000 and accrued interest of $123,627 are in default, however, it is unclear whether they will be exchanged for replacement debentures as the Company has been unsuccessful in its extensive attempts to locate the holders.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 9 – Asset Retirement Obligations

Asset retirement obligations relate to the closure and reclamation of the Grant Mine Tailing Pond, and to the reclamation work associated with the Nolan Gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and revegetating the disturbed areas. The Company has no assets legally restricted for purposes of settling asset retirement obligations.

Grant Mine

The Grant Mine is not an active mine and related assets were written off as impaired effective December 1, 2001. The retirement obligations associated with the Grant Mine involves the decommissioning of the Grant Mill Tailings Pond that was built in the early 1980s and no longer used after 1989. The Company has retained a geotechnical and environmental consulting firm to assist with a preliminary report for the closure of the tailings pond. The preliminary report is part of the closure plan, and further reclamation work involves another closure phase that needs permits and/or approval by State of Alaska regulatory agencies. Thus, the fair value of the cost of reclamation at this holding time is the original $364,651 as of November 30, 2008 plus a 5% annual accretion expense.

Nolan Gold Project

The retirement obligations associated with the Nolan mineral properties are associated with the reclamation of disturbed land resulting from normal operations and are not the result of improper operations of an asset such as environmental remediation liabilities and thus are within the scope of SFAS 143. The Nolan mineral properties are subject to federal mining claims and thus are under the active supervision of the Bureau of Land Management.

As of February 28, 2009, the Company is obligated to reclaim 21 acres at Nolan Creek. These 21 acres are essential for the Company’s operations, consisting of the camp area, equipment storage area, processing area, explosives storage area, and the portal area, as well as the roads and core storage area. The Company estimated that accrued obligations plus 5% annual accretion expense would be sufficient to reclaim these 21 acres for a potential third party remediation clean-up.

A summary of asset retirement obligations for the three months ended February 28, 2009 and for the fiscal year ended November 30, 2008 is as follows:

	Grant	Nolan
	Mine	Project	Total
Balance, November 30, 2007	$347,287	$182,024	$529,311
Accretion expense	17,364	9,101	26,465
Liabilities settled	-	(18,518)	(18,518)
Balance, November 30, 2008	364,651	172,607	537,258
Accretion expense	4,558	2,158	6,716
Balance, February 28, 2009	$369,209	$174,765	$543,974

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 10 – Common Stock

Authorized common stock of the Company is unlimited, without par value. During the three-month period ended February 28, 2009, the Company completed private placements resulting in the issuance of an aggregate of 18,260,870 shares at $0.0038 per share and 19,250,000 shares at $0.004 per share. The Company received proceeds of $147,000 from such private placements. The Company also received $135,000 for 16,875,000 restricted common shares at a price of $0.008 per share in a private placement that has not yet been completed.

In addition, during three months ended February 28, 2009, the Company issued an aggregate of 83,664,800 shares of the Company’s common stock for consulting fees and other expenses, valued at the fair market price at the dates of various agreements, for total consideration of $1,320,283, of which $429,211 was recorded as consulting fees and $891,072 was recorded as prepaid expenses.

During the fiscal year ended November 30, 2008, the Company completed private placements resulting in the issuance of an aggregate of 35,000,000 units at $0.03 per unit and 80,698,459 units at $0.0325 per unit. Each unit consists of one share of the Company’s restricted common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for a period of one year at a per share exercise price of $0.07. The Company received gross proceeds of $3,672,700 from such private placements, of which $275,136 cash was received before the fiscal year ended November 30, 2007. In addition, the Company received $1,040,332 from the issuance of 43,330,925 restricted shares of its common stock through warrant exercises during fiscal year 2008. The Company paid commission fees of $409,601, which was recorded as a reduction of common stock.

During the fiscal year ended November 30, 2008, the Company also issued an aggregate of 32,800,000 shares of the Company’s common stock for consulting fees, valued at the fair market price at the dates of consulting agreements, for total consideration of $1,040,000, of which $706,500 was recorded as consulting fees and $333,500 was recorded as prepaid expenses.

The following is a summary of the Company’s issuances of common stock for the three-month period ended February 28, 2009 and for the fiscal year ended November 30, 2008:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 10 – Common Stock

	Number of	Common Stock
	Shares	Amount
Balance as of November 30, 2007	785,607,717	$89,374,641
Shares issued for cash:
Private placement at $0.03 per share	35,000,000	1,050,000
Private placement at $0.0325 per share	80,698,459	2,622,700
Common stock purchase warrants exercised at $0.035, December 2007	16,513,024	577,956
Common stock purchase warrants exercised at $0.035, January 2008	1,484,563	51,960
Common stock purchase warrants exercised at $0.035, February 2008	4,166,667	145,833
Common stock purchase warrants exercised at $0.0125, October 2008	21,166,671	264,583
Commissions paid	-	(409,601)
Total shares issued for cash	159,029,384	4,303,431
Shares issued for consulting fees:
Shares issued at $0.06, January 2008	500,000	30,000
Shares issued at $0.10, February 2008	1,800,000	180,000
Shares issued at $0.06, February 2008	500,000	30,000
Shares issued at $0.03, August 2008	8,000,000	240,000
Shares issued at $0.03, September 2008	4,000,000	120,000
Shares issued at $0.03, October 2008	13,000,000	390,000
Shares issued at $0.01, November 2008	5,000,000	50,000
Total shares issued for consulting fees	32,800,000	1,040,000
Balance as of November 30, 2008	977,437,101	94,718,072
Shares issued for cash:
Private placement at $0.003833 per share	18,260,870	70,000
Private placement at $0.004 per share	19,250,000	77,000
Total shares issued for cash	37,510,870	147,000
Shares issued for consulting fees and other expenses:
Shares issued at $0.0125, January 2009	26,000,000	325,000
Shares issued at $0.03, January 2009	25,000,000	750,000
Shares issued at $0.0085, February 2009	6,000,000	51,000
Shares issued at $0.01, February 2009	2,000,000	20,000
Shares issued at $0.0051, February 2009	6,555,000	33,427
Shares issued at $0.0087, February 2009	15,000,000	130,500
Shares issued at $0.00333, February 2009	3,109,800	10,356
Total shares issued for consulting fees	83,664,800	1,320,283
Balance as of February 28, 2009	1,098,612,771	$96,185,355

Note 11 – Stock Options, Equity Compensation Plan and Common Stock Purchase Warrants

(a) Stock Options and Equity Compensation Plan

On January 29, 2009, the Company adopted the 2009 Equity Compensation Plan (the “Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company, to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the Plan may not exceed 130,000,000 in aggregate. On January 29, 2009, the Company filed a registration statement on Form S-8 to register all 130,000,000 of such shares.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 11 – Stock Options, Equity Compensation Plan and Common Stock Purchase Warrants (Continued)

(a) Stock Options and Equity Compensation Plan (Continued)

During the three months ended February 28, 2009, there were no options granted. The Company issued 83,664,800 of the Company’s common stock for consulting fees and other expenses under the Company’s Equity Compensation Plans, valued at the fair market price on the effective dates of the consulting agreements.

There was no Stock Option Plan adopted and no options granted during fiscal year 2008.

A summary of the change in outstanding and exercisable stock options for the three-month period ended February 28, 2009 and for the fiscal year ended November 30, 2008 is as follows:

			Weighted
	Outstanding and	Weighted	Average
	Exercisable	Average	Remaining
	Options	Excercise Price	Contractual Life
Balance, November 30, 2007	72,500,000	$0.06	4.43 years
Options cancelled and expired	(2,100,000)	0.11

Balance, November 30, 2008	70,400,000	0.06	3.47 years
Options cancelled and expired	(4,500,000)	0.05

Balance, February 28, 2009	65,900,000	$0.06	3.46 years

The balance of outstanding and exercisable common stock options as at February 28, 2009 is as follows:

Number of Options		Remaining
Outstanding and		Contractual Life
Exercisable	Exercise Price	(Years)

46,000,000	$ 0.050	1.86 - 3.85
19,900,000	0.070	3.87
65,900,000

Fair Value Determination

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options when the options are granted under the following weighted average assumptions:

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 11 – Stock Options, Equity Compensation Plan and Common Stock Purchase Warrants (Continued)

(a) Stock Options and Equity Compensation Plan (Continued)

U.S. Treasury constant maturity rates were utilized with maturities most closely approximating the expected term of the option.

The expected term of the options was calculated using the alternative simplified method permitted by SAB 107, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

There were no stock options granted and valued during the three months ended February 28, 2009 and the fiscal year ended November 30, 2008.

(b) Common Stock Purchase Warrants

During the three months ended February 28, 2009, 40,349,230 of the Company’s outstanding common stock purchase warrants expired. There were no new warrants granted during the period.

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

During fiscal years 2007 and 2008, the Company completed private placements resulting in the issuance of units consisting of one share of Company restricted common stock and one half-warrant (with each whole warrant exercisable for one share of Company restricted common stock). The warrants referenced above were issued during such private placements. There was no value assigned to these warrants when they were granted. The exercise price reduction incentivized the holders to exercise the warrants, which assisted the Company in meeting its working capital requirements. The Company received less proceeds from these exercised warrants due to the price reductions, but the Company believes these warrants would have been left to expire had the Company not effected the exercise price reductions.

A summary of the change in common stock purchase warrants for the three months ended February 28, 2009 and for the fiscal year ended November 30, 2008 is as follows:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 11 – Stock Options, Equity Compensation Plan and Common Stock Purchase Warrants (Continued)

(b) Common Stock Purchase Warrants (Continued)

		Weighted	Weighted Average
	Outstanding	Average	Remaining
	Warrants	Excercise Price	Contractual Life
Balance, November 30, 2007	62,013,003	$0.110	0.32 years
Warrants issued	57,849,234	0.070
Warrants exercised	(43,330,925)	0.024
Warrants expired	(36,182,082)	0.108

Balance, November 30, 2008	40,349,230	0.070	0.17 years
Warrants expired	(40,349,230)	0.070
Balance, February 28, 2009	-

Note 12 – Supplemental Cash Flow Information

	Three Months Ended
	February 28, 2009	February 29, 2008
Changes in non-cash financing and investing activities:
Common stock issued for consulting and other expenses	$429,211	$240,000
Common stock issued for prepaid consulting fees	891,072	-
Common shares issued for subscriptions received	-	275,136
Mineral claims royalty payable changes at period-end for mineral rights	80,000	30,000

Other cash flow information:
Interest paid	$583	$2,994

Note 13 – Commitments

a)	Severance Agreements and Indemnity Agreements with Directors

The Company has entered into compensation agreements with two directors of the Company. The agreements provide for severance arrangements where a change of control of the Company occurs, as defined, and the directors are terminated. Subsequent to February 28, 2009, one of the directors resigned and the related compensation agreement was terminated accordingly.

On October 27, 2008, the Company entered into Indemnity Agreements (“Agreements”) with each of its directors. Pursuant to the terms of the Agreements, the Company granted a general indemnification to the Directors against all claims and costs that arise out of the scope or performance of duties as a director or officer of the Company.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2009
(Stated In United States Dollars)

Note 13 – Commitments (Continued)

b)	Office Lease

The Company entered into a seven year office lease agreement expiring in July 2014 for its Vancouver office when obliged to vacate its previous lease location at the expiry of the lease. The Company’s future minimum lease payments under this lease are as follows:

Fiscal Years ending November 30, 2009 - 2011	$340,126
Fiscal Year ending November 30, 2012	125,268
Fiscal Year ending November 30, 2013	128,439
Fiscal Year ending November 30, 2014	85,626
$679,459

Note 14 – Subsequent Events

Subsequent to February 28, 2009, the following events took place:

a)

On March 1, 2009, the Company signed a Corporate Finance Advisors and Consulting Agreement with a UK registered company (the “Facilitator”) to provide consulting and financial management, restructuring and introduction or development of a financeable structure, in order to raise capital, debt or equity in the range of US $25,000,000 to $50,000,000, while providing other consulting services to the Company. The financing amount relates to the requirements of the development plan for the Nolan Mine in Alaska. In connection with the Consulting Agreement, on March 1, 2009, the Company signed a Corporate Facilitator Finders Fee Agreement wherein the Facilitator is entitled to receive a cash finder’s fee equal to 10% for an investment amount of up to $300,000, 7.5% for an amount up to $1,000,000, and 5% for amounts greater than $1,000,000 of the financing transaction proceeds received by the Company.

b)	Outstanding stock options exercisable for 2,900,000 shares of the Company’s common stock, with a weighted average price of $0.061, expired.

c)

Pursuant to two consulting agreements amended in January 2009, the Company issued an aggregate of 29,000,000 shares of its common stock in March 2009 at a price of $ 0.01250 per share, valued at the fair market price at the date of agreements, for a total of $362,500.

d)

The Company entered into a consulting agreement in March 2009 to obtain various corporate planning and business development services. Pursuant to this consulting agreement, the Company issued 2,112,069 shares of its common stock at a price of $0.00566 for a total of $11,949 (equivalent to $14,700 CDN).

e)	In March 2009, the Company completed a private placement of an aggregate of 38,000,000 restricted common shares at a price of $0.0025 per share, resulting in aggregate proceeds of $95,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the operating results and financial position of Silverado Gold Mines Ltd. (“Silverado” or the “Company”) for the three months ended February 28, 2009. It should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the fiscal year ended November 30, 2008 and the interim unaudited consolidated financial statements for the three-month period ended February 28, 2009.

All financial information in this Management’s Discussion and Analysis (“MD&A”) is expressed and prepared in conformity with US generally accepted accounting principles. All references are in US dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

Certain forward-looking statements are discussed in this MD&A with respect to the Company’s activities and future financial results, which are made based upon management’s current expectations and beliefs. There can be no assurance that future developments affecting the Company will be those anticipated by management.

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Silverado’s capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of gold recovery activities and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and gold recovery activities, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "seek", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or ”target", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Silverado files with the Securities Exchange Commission (the “SEC”). These factors may cause actual results to differ materially from any forward-looking statement. Management disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

The Company is engaged in the acquisition and exploration of mineral properties in the State of Alaska, through its wholly-owned subsidiary, Silverado Gold Mines Inc., and in the development of a liquid fuel derived from low-rank coal through its other wholly-owned subsidiary, Silverado Green Fuel, Inc.

The Company has committed over three decades of work to the exploration, development and test mining of gold properties throughout North America. In the mid-1980s, the Company decided to focus its efforts in Alaska. We have extensive experience in geological, geochemical and geophysical exploration techniques. Our mineral holdings are located in the Fairbanks Mining District and in the Koyukuk Mining District, consisting of both lode and placer mining claims. At the present time, the Company’s primary focus is the exploration and development of our Nolan Gold Project and our Hammond property located 175 miles north of Fairbanks, Alaska. We are also continuing with exploration activities on our Eagle Creek Property and our Ester Dome Project, which are both located in the Fairbanks Mining District.

The Company has been working for seven years through its “Low-Rank Coal-Water Fuel” (“LRCWF”) division on the development of LRCWF, a non-toxic liquid fuel product derived from sub-bituminous and lignite coal. In its finished form the fuel is a non-toxic, non-hazardous environmentally friendly strategic (liquid) fuel. Silverado is seeking financing to enable us to proceed with the construction of a commercial demonstration facility designed to document the combustion characteristics of Green Fuel. A successful demonstration project could lead to construction of a commercial production facility to manufacture the low-rank coal-water fuel as a replacement fuel for oil fired boilers and utility generators. In addition we look forward to our continued planning and progress designed to create a secondary fuel and other product facility designed to gasify and liquefy our green fuel to facilitate the creation of low cost rocket fuel, aviation fuel, gasoline, diesel fuel, synthetic natural gas, synthetic petrochemical feed–stocks, hydrogen for fuel cells, plastic, fertilizers, explosives, urea, ammonia CO2 for enhanced recovery in oil well production as well as a host of other products, all free of sulphur, heavy metals and particulate matter.

MINERAL EXPLORATION

The Company is a mineral exploration company with interests in properties located throughout the state of Alaska. The majority of such properties are in the early stages of exploration, and there is no assurance that a commercially viable mineral deposit exists on such properties. Effective January 1, 2009, based on completion of a preliminary feasibility study by an independent and AIPG Certified Professional Geologist (the “QP”), our Nolan Gold and Antimony Lode Project has disclosed an economically viable mineral reserve. The preliminary feasibility study concluded that the resource estimates disclosed by the Company in its Current Report on Form 8-K filed with the SEC on November 17, 2008 can be reclassified as a probable reserve. Though there were no material changes to the grades and quantities previously reported on November 17, 2008, there was additional data produced that added new grades and there was further work conducted on this zone that resulted in the aforementioned reclassification.

The Company holds interests in four groups of mineral properties in Alaska, as listed below:

1)	Nolan property

2)	Hammond Property;

3)	Eagle Creek Property; and

4)	Ester Dome Property.

Overall mineral exploration performance during the first fiscal quarter ended February 28, 2009 and management’s plan of operations by each property respectively are discussed below:

1. NOLAN GOLD AND ANTIMONY PROPERTY

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

As of February 28, 2009, Silverado’s Nolan Gold Project consist of 204 unpatented federal placer mining claims covering approximately 4,080 acres in three non-contiguous groups, and 407 unpatented federal lode mining claims covering approximately 8,140 acres in one large contiguous group. Many of the 407 lode mining claims are superimposed over the placer mining claims.

The plan of operation for the Nolan Gold Project for the 2009 fiscal year is the advancement toward the development and mining stage of our Nolan Gold and Antimony Project, especially along the southwestern end of the Solomon Shear Zone in the Workman’s Bench Area. The Company is in a transitional phase between exploration and development. The recent preliminary feasibility study effective January 1, 2009, supported a mineral reserve of antimony and gold underlying the southwestern portion of the Solomon Shear Zone, an area referred to by the Company as Workman’s Bench. The study by the Company’s QP concluded that the Nolan Gold and Antimony Project in the Workman’s Bench area are economically viable. The results of the preliminary feasibility study and the reserve estimates are disclosed in the Company’s Annual Report on Form 10-KSB filed on March 16, 2009 and the Company’s website: www.silverado.com.

During the first fiscal quarter ended February 28, 2009, the Company began implementing the recommendations of the preliminary feasibility study for the Workman’s Bench gold and antimony deposit. The Company is in the planning and procurement phase for the upcoming summer drilling program and the extraction of an underground bulk sample of antimony and gold ore that will be collected in the winter months. The Company began the process of permitting requirements and finished geotechnical studies of the subsurface drill core that will be needed for underground engineering purposes.

During the next nine months, Silverado plans to expand the current lode exploration program by diamond core drilling in-fill holes along the southwest extent of the Workman’s Bench antimony and gold deposit, for the potential upgrade of resources. The Company will focus a program designed to potentially upgrade inferred resources in the Pringle Bench area to a potential probable reserve status. The Company also plans to drill northeast of Pringle Bench in a prospect known as the Hillside area to test for a potential continuation of the strike length of the Solomon Shear Zone gold and antimony veins.

During the next nine months Silverado plans to initiate lode development in the Workman’s Bench area as follows:

1.	Continued aggressive permitting.
2.	Additional infill drilling along strike of the gold and antimony mineralized Solomon Shear Zone for additional geologic and geotechnical information and geochemical assays.
3.	Baseline characterization studies for permitting purposes.
4.	Acid and Base Accounting (ABA) for potential acid drainage issues.
5.	Procurement of equipment and infrastructure upgrades needed for the underground extraction of a 1,000 cubic yard bulk sample
6.	Underground extraction of a bulk sample of antimony and gold ore for additional processing studies and assays.

In addition, the Company plans to do detailed mapping and channel sampling of the gold and arsenic mineralized veins that occur in outcrops in the Fortress prospect located along the north end of the property. Depending on time constraints and funding, the Company also plans to excavate trenches in a new prospect located 2,000 ft east of the Solomon Shear Zone. The excavated trenches will be mapped and channel sampled for potential mineralization.

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

We will be seeking to raise approximately $10,000,000 in the next twelve months to carry out our exploration, permitting and development activities for the Nolan Gold Project. Of this amount, $1,000,000 would be put toward lode drilling and trenching on the Solomon Shear Zone. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking to obtain sufficient financing to enable us to proceed with these plans.

Readers and investors need to take caution, in that much of the work planned in 2009 is contingent upon available funding and the success and speed of the permitting process.

2. HAMMOND PROPERTY

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

The Company leases 24 federal placer mining claims and 36 federal lode mining claims from Alaska Mining Company, Inc. (“Alminco”). Alminco has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears for the past four years, when business conditions permit.

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

No funding has been advocated for the 2009 work plan. Whereas historic commercially viable mining took place on the Number One (or "Scrafford") Vein, and whereas Silverado has successfully drilled and hit significant widths of high-grade or massive stibnite (antimony sulfide) and significant widths with good gold grades, it has nonetheless yet to complete a definitive drilling program sufficient to indicate reserves, and therefore there is no assurance that a commercially viable economic mineral deposit exists on the property.

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

Reclamation work to complete the closure of the Grant Mill Tailings Pond is expected to be done during the summer of 2009. This pond is filled to capacity, and will be capped and decommissioned after final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies.

Furthermore with respect to other areas on this property, several large scale projects have been proposed over the past ten years and remain warranted, but for the time being are deferred due to internal decisions that favor shifting financial and manpower resources to the Nolan Gold and Antimony Project .

If additional exploration results in defining other commercially viable mineral deposits, they are likely to be gold or antimony lode deposits, or placer gold deposits Currently the Company is focusing on the continued exploration and future development of the Nolan Gold and Antimony Project in northern Alaska. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on Silverado’s mineral properties, excluding the Nolan Property.

LOW-RANK COAL WATER FUEL PROJECT

The Company commenced development of a low-rank coal-water fuel business in 2000. The determination to enter into this business was based on a decision to broaden our business beyond mineral exploration and production. This aspect of this business is still in the start-up phase of operations and no revenues have been achieved to date. The Company does not anticipate that revenues from this technology will be achieved until commercialization of the technology has been established.

The Company is currently having a $150,000 study conducted on the chemical and physical characteristics of Mississippi Red Hills Lignite Coal at the Mineral Industry Research Laboratory at the University of Alaska (Fairbanks) and expects results by late 2009. Results of the tests as well as capital availability and an increase in oil prices would all have to be present and sufficient for the Company to reconsider construction of the LRCWF project.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2009, the Company had a deficit working capital of $1,084,000 as compared to a deficit working capital of $1,294,000. The Company’s total assets were $3,748,790 and the total current assets were $1,001,124. Current assets consist of $21,461 in cash and gold inventory and $979,663 in prepaid and other receivables. Included in prepaid and other receivables was non-cash prepaid consulting fees of $912,073 paid through the Company’s common stock issuances. The Company had cash and cash equivalents of $15,145 as of February 28, 2009 as compared to cash and cash equivalents of $50,991 as of November 30, 2008. The majority of the Company’s assets are long-term or non-cash in nature, thus affording the Company less liquidity. The Company has not yet generated revenues since recommencement of the exploration stage.

The Company’s cash inflow has been generated mainly from private placements of the Company’s common stock, gold sale proceeds earned during the exploration stage, debentures and related party loans. Management continually reviews its overall capital and funding needs. These reviews take into account current business needs as well as the Company’s future capital requirements.

During the first quarter of 2009, the Company raised $147,000 through completed private placements and received $135,000 through an uncompleted private placement. Our plan of mining operations in Alaska contemplates that we will need to raise $10,000,000 during fiscal year 2009. In addition, we intend to raise and spend $100,000 on research and development for the Green Fuel project and approximately $1,800,000 for the remaining nine-month period on general and administrative costs in the Company’s Vancouver head office.

The Company intends to pursue raising capital primarily from sales of its stock and from debt financing. The ability of the Company to complete the exploration and development of its mineral properties and the research and development of its LRCWF project is entirely dependent on the Company’s ability to obtain the necessary financing from sales of its stock and debt financing. Our management will endeavor to raise the additional capital required during the second, third and fourth quarters of Fiscal 2009 to cover the anticipated expenditures of approximately $13,000,000. However, there is no assurance that we will be able to raise the financing necessary for the implementation of our business plan.

RESULTS OF OPERATIONS – Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008

The Company has not yet generated revenues since recommencement of the exploration stage. For the three months ended February 28, 2009, we reported a net loss of $1,610,213, or $0.002 per share, compared to a net loss of $2,183,543, or $0.003 per share for the three months ended February 29, 2008. The major increases included in the net loss for the current quarter, as compared to the same period in 2008, are increases of $334,397 of consulting fees and $61,830 of legal and other professional fees. The increases are mainly due to the increased consulting, geology and legal needs of the Company. $741,711 of non-cash consulting fees and other expenses were included in the net loss for Q1 2009, which were paid through the Company’s common stock issuances.

For the three months ended February 28, 2009, the Company’s exploration expenses decreased $561,000 as compared to the same period in 2008. Currently the Company is in a transitional phase between exploration and development at its Nolan gold and antimony property. Our ability to complete the transition is dependent, in large part, upon our raising additional equity and debt financing.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, Silverado is not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of February 28, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Garry L. Anselmo. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During the three months ended February 28, 2009, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding, nor is the Company’s property the subject of any pending legal proceeding. The Company also is not aware of any proceeding that a governmental authority is contemplating.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 19, 2009, the Company entered into Regulation D Subscription Agreements pursuant to which it sold and issued an aggregate of 19,250,000 shares of its restricted common stock to seven accredited investors for the aggregate purchase price of US $77,000.

The Company completed the foregoing transactions in reliance upon the exemption from registration provided by Regulation D of the Act and the rules thereunder insofar as: (i) each of the investors was accredited within the meaning of Rule 501(a); (ii) the securities sold and issued were restricted by the Company in accordance with Rule 502(d); (iii) there were no more than 35 non-accredited investors in all of the transactions completed by the Company under Rule 506 within the six months preceding or following any of the transactions; (iv) the Company satisfied the information requirements set forth in Rule 502(b); and (v) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company is not currently in material default of indebtedness that exceeds 5% of its total assets.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the “Meeting”) on December 9, 2008, in North Vancouver, British Columbia. At the Meeting, the following matters were voted upon and approved:

(1) The re-election of Garry L. Anselmo, James F. Dixon, and Stuart C. McCulloch as members of the Company’s Board of Directors, to serve until the next annual meeting or until their respective successors are elected and qualified. With respect to Mr. Anselmo, 586,422,934 votes were cast in favor, 60,429,559 votes were cast against or withheld, and there were 1 abstentions and broker non-votes. With respect to Mr. Dixon, 587,004,028 votes were cast in favor, 59,848,411 votes were cast against or withheld, and there were 55 abstentions and broker non-votes. With respect to Mr. McCulloch, 585,734,507 votes were cast in favor, 61,117,986 votes were cast against or withheld, and there were 1 abstentions and broker non-votes.

(2) The appointment of Berkovits & Company, LLP to serve as auditors of the Company until its next annual meeting, and the authorization of the Company’s Board of Directors to fix the remuneration of Berkovits & Company, LLP therefor. The proposal received 592,976,985 votes cast in favor, 53,875,508 votes cast against or withheld, and there were 1 abstentions and broker non-votes.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Change of Control Agreement between the Company and James Dixon dated May, 1995 (6)
10.6	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.7	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.8	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.9	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.10	Contract between the Company and Dr. Warrack Willson dated March 19, 2001 (6)
10.11	Equipment Lease Agreement between the Company and Airport Equipment Rentals Inc. dated October 11, 2002 (6)
10.12	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.13	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.14	2006 Stock Option Plan (10)
10.15	2006-II Stock Option Plan (11)
10.16	2007 Stock Option Plan (12)
10.17	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (14)
10.18	2007-1 Equity Compensation Plan (13)
10.19	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007 (15)
10.20	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, and James F. Dixon, each dated October 27, 2008 (16)
10.21	2009 Equity Compensation Plan (17)
14.1	Code of Ethics (9)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on September 7, 2007.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2008.
(16)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on October 29, 2008.
(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on January 29, 2009.
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: April 13, 2009	/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer), and Chief Financial Officer
(Principal Financial and Accounting Officer)