Form 10-Q
period 2009-05-31
SILVERADO GOLD MINES LTD
filed 2009-07-15
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,381,365,162 common shares, no par value, outstanding as of July 13, 2009.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)

INDEX

Quarterly Period Ended May 31, 2009

			Page

PART I	FINANCIAL INFORMATION

	ITEM 1	FINANCIAL STATEMENTS	3

		Consolidated Balance Sheets as of May 31, 2009 (unaudited) and November 30, 2008 (audited)	3

		Consolidated Statements of Operations for the three months and six months ended May 31, 2009 and 2008, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through May 31, 2009 (unaudited)	4

		Consolidated Statements of Cash Flows for the six months ended May 31, 2009 and 2008, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through May 31, 2009 (unaudited)	5

		Notes to the Consolidated Financial Statements as of May 31, 2009 (unaudited)	6-24

	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25-35

	ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	35

	ITEM 4	CONTROLS AND PROCEDURES	35

PART II	OTHER INFORMATION

	ITEM 1	LEGAL PROCEEDINGS	37

	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37

	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	37

	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37

	ITEM 5	OTHER INFORMATION	37

	ITEM 6	EXHIBITS	37

SIGNATURES			39

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	May 31, 2009	November 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$29,901	$50,991
Gold inventory	6,316	50,106
Prepaid and other receivables	609,809	383,358
Total Current Assets	646,026	484,455
Mineral rights	1,277,591	1,197,591
Property, plant and equipment, net	1,120,493	1,631,824
TOTAL ASSETS	$3,044,110	$3,313,870
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$600,037	$561,460
Due to related parties	1,506,596	1,076,881
Convertible debentures, current portion	-	140,000
Total Current Liabilities	2,106,633	1,778,341
Asset retirement obligation	550,690	537,258
Mineral claims royalty payable	470,000	390,000
Total Liabilities	3,127,323	2,705,599
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock
Authorized:
unlimited common shares with no par value
Issued and outstanding:
1,312,082,805 common shares (2008: 977,437,101)	98,080,828	94,718,072
Additional paid-in capital	1,200,408	1,200,408
Subscriptions received	250,000	-
Accumulated deficit during exploration stage	(99,614,449)	(95,310,209)
Total Stockholders' Equity (Deficit)	(83,213)	608,271
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,044,110	$3,313,870

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)
(Stated In United States Dollars)

					Period Since
					Recommencement
					of Exploration
	Three Months Ended		Six Months Ended		Stage from
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008	December 1, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	to May 31, 2009
General and administrative expenses
Accounting and audit	$28,453	$102,334	$36,943	$175,924	$755,141
Advertising, promotion and travel	10,607	19,585	22,739	136,984	2,968,029
Consulting fees	911,414	91,875	1,650,057	496,121	9,597,047
Depreciation, accretion and impairment	52,663	60,358	116,902	164,917	2,676,634
Exploration expenses	187,039	337,679	305,140	1,016,541	15,019,947
Financing activities	-	-	-	-	302,003
Legal and other professional fees	59,006	67,020	157,607	103,791	1,427,692
Management services	199,179	78,267	430,873	285,706	6,050,109
Office Expenses	84,395	161,649	169,818	366,219	4,777,416
Related party charges in excess of costs incurred	144,406	297,910	291,180	529,592	5,235,048
Reporting and investor relations	106,125	103,115	168,941	182,956	1,152,063
Research	-	198,500	-	216,500	1,064,735
Transfer agent and filing fees	12,151	9,523	59,484	30,994	338,274
Write-off of mineral claim expenditures	-	-	-	-	1,159,529
Write-down of property, plant and equipment	-	-	-	-	317,425
Total expenses	1,795,438	1,527,815	3,409,684	3,706,245	52,841,092
Loss from operations	(1,795,438)	(1,527,815)	(3,409,684)	(3,706,245)	(52,841,092)
Gold income earned during the exploration stage
Gold sale proceeds earned during the exploration stage	-	-	52,450	372,915	3,714,310
Cost of gold sold	-	-	(43,790)	(371,132)	(3,250,373)
Gold inventory addition from gold extraction	-	-	-	-	3,248,056
Total gold income earned during the exploration stage	-	-	8,660	1,783	3,711,993
Other income (expenses)
Interest and other income	19	20,303	64	20,344	277,871
Interest expenses on capital lease obligations	-	(6,417)	-	(6,611)	(333,221)
Interest expenses on convertible debentures	-	(2,800)	-	(5,600)	(707,007)
Other interest expenses and bank charges	(5,226)	(4,023)	(7,098)	(7,965)	(67,206)
Commitment fees	(960,000)	-	(960,000)	-	(960,000)
Loss on disposal of property, plant and equipment	(173,921)	-	(173,921)	-	(285,304)
Write-off of convertible debentures and accrued interests	263,627	-	260,827	-	260,827
Total other (expenses) / income	(875,501)	7,063	(880,128)	168	(1,814,040)

Net loss before cumulative effect of accounting change	(2,670,939)	(1,520,752)	(4,281,152)	(3,704,294)	(50,943,139)
Cumulative effect of accounting change	-	-	-	-	(99,481)
Net loss	(2,670,939)	(1,520,752)	(4,281,152)	(3,704,294)	(51,042,620)
Other comprehensive income (loss)
(Loss) / Gain on foreign exchange	(72,747)	(68,275)	(23,088)	(130,038)	333,115
Comprehensive loss for the period	$(2,743,686)	$(1,589,027)	$(4,304,240)	$(3,834,332)	$(50,709,505)
Net loss per share	$(0.002)	$(0.002)	$(0.004)	$(0.004)
Basic and diluted weighted average number
of common shares outstanding	1,194,429,237	926,270,430	1,102,804,863	884,945,283

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

			Period Since
			Recommencement
			of Exploration
	Six Months Ended		Stage from
	May 31, 2009	May 31, 2008	December 1, 2001
	(Unaudited)	(Unaudited)	to May 31, 2009
CASH PROVIDED BY (USED FOR):
Operating activities:
Net comprehensive loss for the period	$(4,304,240)	$(3,834,332)	$(50,709,505)
Adjustments to reconcile loss to net cash used in operating activities:
Cumulative effect of accounting change	-	-	99,481
Depreciation, amortization, accretion and impairment	116,902	164,917	2,676,634
Loss on disposal of property, plant and equipment	173,921	-	285,304
Stock-based compensation included in management fees	-	-	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting and other expenses
resulting from share issuance	1,330,132	240,000	4,774,338
Non-cash prepaid consulting fees expensed during the period	333,500	-	333,500
Non-cash commitment fees resulting from share issuance	960,000	-	960,000
Non-cash financing expense	-	-	252,003
Interest accrued	-	5,600	497,570
Write-off of convertible debentures and accrued interests	(260,827)	-	(260,827)
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	317,425
Changes in non-cash operating working capital:
Gold inventory	43,790	371,132	2,317
Prepaid and other receivables	5,673	209,265	(41,310)
Accounts payable and accrued liabilities	159,404	379	103,131
Asset retirement obligation	13,432	13,026	21,379
Net cash (used in) operating activities	(1,428,313)	(2,830,013)	(35,935,700)

Investing activities:
Investment in mineral properties	-	(49,505)	(1,124,091)
Purchase of property, plant and equipment	(2,001)	(71,658)	(3,078,519)
Proceeds from sale of property, plant and equipment, net	222,509	-	811,298
Net cash provided by (used in) investing activities	220,508	(121,163)	(3,391,312)

Financing activities:
Advances from (to) related party	429,715	(1,164,175)	1,215,284
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligation	-	(31,013)	(1,131,607)
Repayment of convertible debentures	-	-	(74,999)
Share subscriptions received	250,000	-	251,536
Common stock issued for cash (net of share issue costs)	507,000	3,782,046	39,115,335
Net cash provided by financing activities	1,186,715	2,586,858	39,339,820

(Decrease) Increase in cash and cash equivalents	(21,090)	(364,318)	12,808

Cash and cash equivalents, at beginning of the period	50,991	1,073,457	17,093

Cash and cash equivalents, at end of the period	$29,901	$709,139	$29,901
Supplemental Cash Flow Information (Note 12)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 1 – Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Silverado Gold Mines Ltd. and its wholly-owned subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc. (collectively, “Silverado” or the “Company”). All significant inter-company transactions have been eliminated.

The unaudited interim consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as of May 31, 2009, and the results of operations and cash flows for all periods presented, have been included. Readers of these financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the entire fiscal year as a whole.

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

The accompanying interim consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company lacks sufficient working capital, has recurring losses and its operations continue to be funded primarily from sales of its stock. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties and completion of the research and development of its low-rank coal-water fuel project is dependent on the Company’s ability to obtain the necessary capital from sales of its stock or from debt financings. The interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 2 – Recent Accounting Pronouncements and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements and Interpretations (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), which provides expanded guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a hierarchy for data used to value assets and liabilities, and requires additional disclosures about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. However, in February 2008, the FASB issued Staff Position 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. Effective December 1, 2008, the Company has adopted SFAS 157. The adoption of SFAS 157 has had no material impact on the Company’s consolidated financial statements.

Exploration Stage Company

The Securities and Exchange Commission’s Industry Guide 7, “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” requires that mining companies in the exploration stage not refer to themselves as development stage companies in the financial statements, even though such companies should comply with Financial Accounting Standard Board Statement No. 7, if applicable. Accordingly, the Company has not been referred to as a development stage company. Accumulated results of operations are presented from December 1, 2001, the date the Company re-entered the exploration stage.

Income Taxes

The Company uses the assets and liabilities method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under the assets and liabilities method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Effective December 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Based on our review, there was no impact of FIN 48 on our financial position.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the loss for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalents is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. Fully diluted amounts are not presented when the effects of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 2 – Recent Accounting Pronouncements and Significant Accounting Policies (Continued)

Asset Retirement Obligation

Effective December 1, 2002, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

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

Accounting for Stock-based Compensation

Effective December 1, 2006, the Company adopted the provisions of SFAS 123(R) (Share-based Compensation) requiring equity awards granted under its stock option plan to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to December 1, 2006, the Company accounted for awards granted under its stock option plans utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and provided the required pro forma disclosures prescribed by SFAS 123, “Accounting for Stock-Based Compensation”, as amended. Under the existing stock option plans, all options vest entirely on the grant date. Therefore, there were no partially vested options outstanding as of the SFAS 123(R) adoption date.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 3 – Gold Inventory

For the six months ended May 31, 2009, the Company sold 58.15 troy ounces of gold, (for the six months ended May 31, 2008: 564.46 troy ounces) for net proceeds of $52,450 (May 31, 2008: $372,915), which were recorded as other income earned during the exploration stage. In addition, the Company wrote off 8.45 troy ounces gold inventory for the inventory shrinkage, the value of which is $5,556 recorded as cost of gold sold. The following is a summary of gold inventory changes during the six months ended May 31, 2009 and during the fiscal year ended November 30, 2008:

	Troy	Weighted
	Ounces	Average price	Value
Balance as of November 30, 2007	2,996	657.50	1,969,870
Cost of gold sold	(2,920)	657.50	(1,919,764)
Balance as of November 30, 2008	76	$657.50	$50,106
Cost of gold sold	(66)	657.50	(43,790)
Balance as of May 31, 2009	10	$657.50	$6,316

Note 4 – Related Party Transactions

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. (collectively the “Tri-Con Group”), all of which are controlled by a director and officer of the Company.

The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all of the Company’s fieldwork and to provide field administrative and management services. Under the current contracts dated January 1, 1997, work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. Cost includes out-of-pocket or actual cost plus 15% for office overhead including stand-by and contingencies. There is no mark-up on capital purchases. The Tri-Con Group does not charge the Company for the services of any of its directors who are also directors of the Company. In addition, per the terms of the agreements, the Company paid a base administration fee of $10,000 CDN per month to Tri-Con Mining Ltd. and $10,000 US per month to Tri-Con Mining Inc.

For the six months ended May 31, 2009, the Tri-Con Group’s services focused mainly on corporate planning; mining, drilling and engineering planning and preparation for production on the Company’s Nolan property; equipment and property maintenance and administration services at both the field and corporate offices. As of May 31, 2009, Silverado owed $1,506,596 (November 30, 2008: $1,076,881) to the Tri-Con Group for exploration and administration services performed on behalf of Silverado. Subsequent to the quarter ended May 31, 2009, Tri-Con Group wrote off $600,000 of receivables from the Company in light of the Company’s capital requirements (see Note 14(a) – Subsequent Events). The following is a summary of Tri-Con Group charges for the six months ended May 31, 2009 and 2008:

	May 31, 2009	May 31, 2008
	(Unaudited)	(Unaudited)
Mineral exploration and administration services	$669,179	$1,638,777
General administration and management services	353,440	540,863
	$1,022,619	$2,179,640

Amount of total charges in excess of Tri-Con’s costs incurred	$291,180	$529,592
Percentage of excess amount charged	28.5%	24.3%

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 5 – Mineral Properties and Mineral Rights

The Company holds interests in four groups of mineral properties in Alaska, U.S.A. All of these properties are in the exploration stage and have no proven reserves as of May 31, 2009. Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company, retroactively effective to June 1, 2004, capitalizes the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees.

A summary of such capitalized direct costs for the six months ended May 31, 2009 and for the fiscal year ended November 30, 2008 is as follows:

	Nolan	Ester Dome	Hammond	Eagle Creek
Capitalized Mineral Rights:	(a)	(b)	(c)	(d)	Total
Balance as of November 30, 2007	$582,439	$24,837	$350,000	$55,040	$1,012,316
Additions during the year:
Claim fees paid during the year	75,880	6,885	7,500	10,010	100,275
Royalty payments	-	-	50,000	5,000	55,000
Accrued mineral rights	-	-	30,000	-	30,000

Balance as of November 30, 2008	658,319	31,722	437,500	70,050	1,197,591
Additions during the period:
Accrued mineral rights	-	-	80,000	-	80,000
Balance as of May 31, 2009	$658,319	$31,722	$517,500	$70,050	$1,277,591

(a) Nolan Gold Project, Wiseman Mining District, Alaska

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

There were no claim maintenance and holding fees due during the six-month period ended May 31, 2009. During the fiscal year ended November 30, 2008, the Company paid claim maintenance and holding fees of $76,375 to the Bureau of Land Management (“BLM”) and received a refund of $495 from BLM for a 2007 overpayment.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 5 – Mineral Properties and Mineral Rights (Continued)

(b) Ester Dome Gold Project, Fairbanks Mining District, Alaska

The Ester Dome Gold Project encompasses all of the Company’s properties on Ester Dome, which is accessible by road 10 miles northwest of Fairbanks, Alaska. The specific properties at this site are as follows:

i)

Grant Mine: This property consists of 26 state mineral claims subject to payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thereafter. The mill has remained inactive since February 1989 and the plant and equipment cost was written down to zero on our accounting records. During fiscal 2008 and the six months ended May 31, 2009, the work on the Grant Mine was limited to assessment work. The Company will continue to make claim rental payments for the current fiscal year and continue with assessment work.

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

There were no state mining claim fees due during the six-month period ended May 31, 2009. During the fiscal year ended November 30, 2008, the Company paid state mining claim fees of $6,760 to the State of Alaska Department of Natural Resources and federal mining claim fees of $125 to BLM.

(c) Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. The Company is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. At May 31, 2009, the capitalized mineral rights of $517,500 (November 30, 2008: $437,500) for the Hammond property includes royalty accruals totalling $470,000 (November 30, 2008: $390,000) that are unpaid, in arrears, and included in mineral claims payable on the accompanying consolidated balance sheets. During the six months ended May 31, 2009, the Company accrued $80,000 of minimum royalties payable. During the fiscal year ended November 30, 2008, the Company accrued $30,000 and paid $50,000 of minimum royalties, and paid $7,500 in federal claim fees to BLM.

(d) Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. The Company owns a 50% interest and has an option agreement to purchase a 100% interest in the property for $400,000, of which $48,000 remains to be paid. A payment in the amount of $5,000 is due on August 1 of each year until the remaining $48,000 is paid, with such yearly payment required to be paid to keep the option agreement in good standing. There were no state mining claim fees and option payment due during the six-month period ended May 31, 2009. During the fiscal year ended November 30, 2008, the Company paid $10,010 of state mining claim fees and a $5,000 option payment.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
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

A summary of the Company’s property, plant and equipment at May 31, 2009 is as follows:

		May 31, 2009
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$150,229	$447,328
Computer equipment and software	136,169	114,587	21,582
Furniture and fittings	394,358	389,797	4,561

Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	16,843	31,280
Nolan mining equipment	1,069,510	493,687	575,823
Auto and trucks	19,193	3,519	15,674
Capital assets in construction	24,245	-	24,245

	$2,352,155	$1,231,662	$1,120,493

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 6 – Property, plant and equipment (Continued)

A summary of the Company’s property, plant and equipment at November 30, 2008 is as follows:

	November 30, 2008
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$107,627	$489,930
Computer equipment and software	134,167	102,819	31,348
Furniture and fittings	394,358	389,518	4,840

Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	12,031	36,092
Nolan mining equipment	1,869,301	864,164	1,005,137
Auto and trucks	63,009	22,777	40,232
Capital assets in construction	24,245	-	24,245

	$3,193,760	$1,561,936	$1,631,824

Note 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	May 31, 2009	November 30, 2008
Accounts payable and accrued payables	$600,037	$440,633
Accrued interest	-	120,827
	$600,037	$561,460

The accrued interest payable of $120,827 as of November 30, 2008 relates to the convertible debentures (see Note 8 – Convertible Debentures, below). The Company accrued an additional $2,800 of interest payable during the first fiscal quarter ended February 28, 2009. The accrued interest payable was written off during the second fiscal quarter ended May 31, 2009.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 8 – Convertible Debentures

On March 1, 2001, Silverado completed negotiations to restructure convertible debentures totaling $2,000,000. Replacement debentures totaling $2,564,400 were issued in consideration of cancellation of the original debentures plus all accrued interest to March 1, 2001. As of November 30, 2004 the replacement debentures were repaid in full. Certain of the original convertible debentures, reflecting an aggregate principal amount of $140,000, were not exchanged for replacement debentures as the Company had been unsuccessful in its extensive attempts to locate the holders of such securities.

The Company has been advised by one of its attorneys that any claims relating to the debt arising from the such unexchanged debentures is limitation-barred by operation of the British Columbia Limitation Act. As a result, the Company has written off the full value of the principal and accrued interest of such unexchanged convertible debentures in the amounts of $140,000 and $123,627, respectively, for a total write off of $263,627 during the fiscal quarter ended May 31, 2009.

Note 9 – Asset Retirement Obligations

Asset retirement obligations relate to the closure and reclamation of the Grant Mine Tailing Pond, and to the reclamation work associated with the Nolan Gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and revegetating the disturbed areas. The Company has no assets legally restricted for purposes of settling asset retirement obligations. The Nolan Gold and Antimony Properties are covered under the State of Alaska Department of Natural Resources Statewide Bond Pool. However, the facilities at the Grant Mine including the Tailings Pond were constructed prior to the establishment of the State of Alaska Department of Natural Resources Statewide Bond Pool.

Grant Mine

The Grant Mine is not an active mine and related assets were written off as impaired effective December 1, 2001. The retirement obligations associated with the Grant Mine involves the decommissioning of the Grant Mill Tailings Pond that was built in the early 1980s and no longer used after 1989. The Company has retained a geotechnical and environmental consulting firm to assist with a preliminary report for the closure of the tailings pond. The preliminary report is part of the closure plan, and further reclamation work involves another closure phase that needs permits and/or approval by State of Alaska regulatory agencies. Thus, the fair value of the cost of reclamation at this holding time is the original $364,651 as of November 30, 2008 plus a 5% annual accretion expense. Also, the Company is currently reviewing documentation from independent licensed environmental and engineering companies that were involved in geochemical and geotechnical studies and land surveying of the tailings pond and tailings impoundment to better establish the reclamation cost.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 9 – Asset Retirement Obligations (Continued)

Nolan Gold Project (Continued)

As of May 31, 2009, the Company is obligated to reclaim 21 acres at Nolan Creek. These 21 acres are essential for the Company’s operations, consisting of the camp area, equipment storage area, processing area, explosives storage area, and the portal area, as well as the roads and core storage area. The Company estimated that accrued obligations plus 5% annual accretion expense would be sufficient to reclaim these 21 acres for a potential third party remediation clean-up.

A summary of asset retirement obligations for the six months ended May 31, 2009 and for the fiscal year ended November 30, 2008 is as follows:

	Grant	Nolan
	Mine	Project	Total
Balance, November 30, 2007	$347,287	$182,024	$529,311
Accretion expense	17,364	9,101	26,465
Liabilities settled	-	(18,518)	(18,518)
Balance, November 30, 2008	364,651	172,607	537,258
Accretion expense	9,116	4,316	13,432
Balance, May 31, 2009	$373,767	$176,923	$550,690

Note 10 – Common Stock

The authorized common stock of the Company consists of an unlimited number of common shares, without par value. The following is a summary of the Company’s issuances of common stock during the six-month period ended May 31, 2009 and for the fiscal year ended November 30, 2008:

	Number of	Common Stock
	Shares	Amount

Balance as of November 30, 2007	785,607,717	$89,374,641
Shares issued for cash:
Private placement at $0.03 per share	35,000,000	1,050,000
Private placement at $0.0325 per share	80,698,459	2,622,700
Common stock purchase warrants exercised at $0.035, December 2007	16,513,024	577,956
Common stock purchase warrants exercised at $0.035, January 2008	1,484,563	51,960
Common stock purchase warrants exercised at $0.035, February 2008	4,166,667	145,833
Common stock purchase warrants exercised at $0.0125, October 2008	21,166,671	264,583
Commissions paid	-	(409,601)
Total shares issued for cash	159,029,384	4,303,431
Shares issued for consulting fees:
Shares issued at $0.06, January 2008	500,000	30,000
Shares issued at $0.10, February 2008	1,800,000	180,000
Shares issued at $0.06, February 2008	500,000	30,000
Shares issued at $0.03, August 2008	8,000,000	240,000
Shares issued at $0.03, September 2008	4,000,000	120,000
Shares issued at $0.03, October 2008	13,000,000	390,000
Shares issued at $0.01, November 2008	5,000,000	50,000
Total shares issued for consulting fees	32,800,000	1,040,000
Balance as of November 30, 2008	977,437,101	94,718,072
Shares issued for cash:
Private placement at $0.003833 per share	18,260,870	70,000
Private placement at $0.004 per share	19,250,000	77,000
Private placement at $0.0025 per share	38,000,000	95,000
Private placement at $0.01 per share	25,000,000	250,000
Private placement at $0.01 per unit	4,000,000	40,000
Commissions paid	-	(25,000)
Total shares issued for cash	104,510,870	507,000
Shares issued for consulting fees and other expenses:
Shares issued at $0.0125, January 2009	26,000,000	325,000
Shares issued at $0.03, January 2009	25,000,000	750,000
Shares issued at $0.0085, February 2009	6,000,000	51,000
Shares issued at $0.01, February 2009	2,000,000	20,000
Shares issued at $0.0051, February 2009	6,555,000	33,427
Shares issued at $0.0087, February 2009	15,000,000	130,500
Shares issued at $0.00333, February 2009	3,109,800	10,356
Shares issued at $0.0125, March 2009	29,000,000	362,500
Shares issued at $0.00644, March 2009	2,112,069	13,606
Shares issued at $0.013, April 2009	15,000,000	195,000
Shares issued at $0.0122, May 2009	357,965	4,367
Shares issued for commitment fees at $0.0096, May 2009	100,000,000	960,000
Total shares issued for non-cash items	230,134,834	2,855,756
Balance as of May 31, 2009	1,312,082,805	$98,080,828

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 10 – Common Stock (Continued)

(a) Private Placements

For six-month period ended May 31, 2009

During the six-month period ended May 31, 2009, the Company completed private placements resulting in the issuance of an aggregate of 18,260,870 common shares at $0.0038 per share, 19,250,000 common shares at $0.004 per share and 38,000,000 common shares at $0.0025 per share. The Company received aggregate proceeds of $242,000 from such private placements. The Company also completed private placements resulting in the issuance of an aggregate of 4,000,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company received proceeds of $40,000 from such private placements.

In addition, during the six-month period ended May 31, 2009, the Company completed a private placement resulting in the issuance of 25,000,000 common shares at a price of $0.01 per share, receiving proceeds of $250,000 in accordance with an Equity Line of Credit Agreement (see Note 10(c) – Equity Line of Credit and Commitment Fees, below). In accordance with the Equity Line of Credit Agreement, the Company paid commission fees of $25,000 which was recorded as a reduction of common stock.

As of May 31, 2009, the Company also received $135,000 for the sale of 16,875,000 restricted common shares at a price of $0.008 per share and $115,000 for the sale of an aggregate of 11,500,000 units at a price of $0.01 per unit. These private placements have not yet been completed as securities had not been issued as of May 31, 2009. Included in 11,500,000 units issued subsequent to May 31, 2009 are 11,500,000 shares and 6,500,000 common stock purchase warrants. Each common stock purchase warrant is exercisable for an additional share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement.

For the fiscal year ended November 30, 2008

During the fiscal year ended November 30, 2008, the Company completed private placements resulting in the issuance of an aggregate of 35,000,000 units at $0.03 per unit and 80,698,459 units at $0.0325 per unit. Each unit consisted of one share of the Company’s restricted common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for a period of one year at a per share exercise price of $0.07. The Company received gross proceeds of $3,672,700 from such private placements, of which $275,136 cash was received before the fiscal year ended November 30, 2007. In addition, the Company received $1,040,332 from the issuance of 43,330,925 restricted shares of its common stock through warrant exercises during fiscal year 2008. The Company paid commission fees of $409,601, which was recorded as a reduction of common stock.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 10 – Common Stock (Continued)

(b) Common Stock Issued for Consulting Fees

During the six-month period ended May 31, 2009, the Company entered into several consulting agreements for various corporate planning and business development services to the Company. Pursuant to these consulting agreements, the Company issued an aggregate of 130,134,834 shares of the Company’s common stock for consulting fees and other expenses, valued at the fair market price at the dates of various consulting agreements and payable settlement agreements, for total consideration of $1,895,756, of which $1,330,132 was recorded as consulting fees and $565,624 was recorded as prepaid expenses based on the terms of the consulting agreements. These shares were issued under the Company’s Equity Compensation Plans (See Note 11(a) – Equity Compensation Plans, below).

During the fiscal year ended November 30, 2008, the Company also issued an aggregate of 32,800,000 shares of the Company’s common stock in payment of consulting fees, valued at the fair market price at the dates of consulting agreements, for total consideration of $1,040,000, of which $706,500 was recorded as consulting fees and $333,500 was recorded as prepaid expenses based on the terms of the consulting agreements. $333,500 of prepaid consulting fees was subsequently expensed during the six-month period ended May 31, 2009.

(c) Equity Line of Credit and Commitment Fees

On May 6, 2009, the Company entered into an Equity Line of Credit Agreement with an accredited investor (the “Investor”), pursuant to which the Company has the right to raise at least $3,000,000 and up to $100,000,000 through the sale of its common stock over the term of the agreement, unless earlier terminated. Upon execution, the Company immediately raised $250,000 from the Investor pursuant to an initial sale of 25,000,000 common shares at a price of $0.01 per share (see Note 10(a) – Private Placements, above).

Upon execution, the Company also issued to the Investor 100,000,000 shares of the Company’s common stock as payment of a commitment fee, with such shares valued at the fair market price at the date of issuance ($0.0096 per share on May 6, 2009). Such shares were deemed fully earned as of the date of the agreement and therefore the fair market value of such shares was included in consolidated statements of operations and other comprehensive loss for the three and six months ended May 31, 2009.

Note 11 – Stock Options, Equity Compensation Plans and Common Stock Purchase Warrants

(a) Stock Options and Equity Compensation Plans

On January 29, 2009, the Company adopted the 2009 Equity Compensation Plan (the “2009 Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company, to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the Plan may not exceed 130,000,000 in aggregate. On January 29, 2009, the Company filed a registration statement on Form S-8 to register all 130,000,000 of such shares.

On June 1, 2009, the Company adopted the 2009-II Equity Compensation Plan (the “2009-II Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company, to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the Plan may not exceed 80,000,000 in aggregate. On June 1, 2009, the Company filed a registration statement on Form S-8 to register all 80,000,000 of such shares.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 11 – Stock Options, Equity Compensation Plans and Common Stock Purchase Warrants (Continued)

(a) Stock Options and Equity Compensation Plans (Continued)

During six months ended May 31, 2009, there were no options granted. Pursuant to several consulting agreements, the Company issued an aggregate of 130,134,834 shares of the Company’s common stock under the Company’s Equity Compensation Plans in payment of consulting fees and other expenses, valued at the fair market price on the effective dates of the consulting agreements.

There was no Stock Option Plan adopted and no options granted by the Company during the fiscal year ended November 30, 2008. During the fiscal year 2008, the Company issued an aggregate of 32,800,000 shares of the Company’s common stock in payment of consulting fees under the Company’s Equity Compensation Plans adopted in fiscal year 2007.

A summary of the change in outstanding and exercisable stock options for the six-month period ended May 31, 2009 and for the fiscal year ended November 30, 2008 is as follows:

			Weighted
	Outstanding and	Weighted	Average
	Exercisable	Average	Remaining
	Options	Excercise Price	Contractual Life
Balance, November 30, 2007	72,500,000	$0.06	4.43 years
Options cancelled and expired	(2,100,000)	0.11

Balance, November 30, 2008	70,400,000	0.06	3.47 years
Options granted	-	-
Options exercised	-	-
Options cancelled and expired	(14,400,000)	0.06

Balance, May 31, 2009	56,000,000	$0.06	3.19 years

The balance of outstanding and exercisable common stock options as at May 31, 2009 is as follows:

Number of Options		Remaining
Outstanding and		Contractual Life
Exercisable	Exercise Price	(Years)

39,700,000	$0.050	1.61 - 3.60
16,300,000	0.070	3.62
56,000,000

Fair Value Determination

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options when the options are granted under the following weighted average assumptions:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 11 – Stock Options, Equity Compensation Plans and Common Stock Purchase Warrants (Continued)

(a) Stock Options and Equity Compensation Plans (Continued)

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

There were no stock options granted and valued during the six-month period ended May 31, 2009 and the fiscal year ended November 30, 2008.

(b) Common Stock Purchase Warrants

During the six-month period ended May 31, 2009, 40,349,230 of the Company’s outstanding warrants expired and 4,000,000 common stock purchase warrants were granted by the Company upon the completion of private placements as of May 31, 2009. Such private placements resulted in the issuance of an aggregate of 4,000,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 11 – Stock Options, Equity Compensation Plans and Common Stock Purchase Warrants (Continued)

(b) Common Stock Purchase Warrants (Continued)

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

A summary of the change in common stock purchase warrants for the six months ended May 31, 2009 and for the fiscal year ended November 30, 2008 is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining
	Warrants	Excercise Price	Contractual Life
Balance, November 30, 2007	62,013,003	$0.110	0.32 years
Warrants issued	57,849,234	0.070
Warrants exercised	(43,330,925)	0.024
Warrants expired	(36,182,082)	0.108

Balance, November 30, 2008	40,349,230	0.070	0.17 years
Warrants issued	4,000,000	0.020
Warrants expired	(40,349,230)	0.070
Balance, May 31, 2009	4,000,000	$0.020	0.89 years

The balance of outstanding and exercisable common stock purchase warrants as at May 31, 2009 is as follows:

Number of		Remaining
Warrants	Exercise	Contractual Life
Outstanding	Price	(Years)
3,000,000	$0.020	0.89
1,000,000	0.020	0.90

4,000,000

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 12 – Supplemental Cash Flow Information

	Six Months Ended
	May 31, 2009	May 31, 2008
	(Unaudited)	(Unaudited)
Changes in non-cash financing and investing activities:
Common stock issued for consulting and other expenses	$1,330,132	$240,000
Common stock issued for commitment fees	960,000	-
Common stock issued for prepaid consulting fees	565,624	-
Common shares issued for subscriptions received	-	275,136
Mineral claims royalty payable changes at period-end for mineral rights	80,000	30,000

Other cash flow information:
Interest paid	$4,173	$8,521

Note 13 – Commitments

a) Severance Agreements and Indemnity Agreements with Directors

The Company has entered into a compensation agreement with a director of the Company. The agreement provides for severance arrangements where a change of control of the Company occurs, as defined, and such director is terminated.

b) Office Lease

The Company entered into a seven year office lease agreement expiring in July 2014 for its Vancouver office when obliged to vacate its previous lease location at the expiry of the lease. The Company’s future minimum lease payments under this lease are as follows:

Fiscal years ending November 30, 2009 - 2011	$288,049
Fiscal year ending November 30, 2012	125,268
Fiscal year ending November 30, 2013	128,439
Fiscal year ending November 30, 2014	85,626
$627,382

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2009
(Stated in United States Dollars)

Note 14 – Subsequent Events

Subsequent to May 31, 2009, the following events took place:

a)	In light of the Company’s capital requirements, the Tri-Con Group wrote off $600,000 of receivables from the Company in June 2009 (see Note 4 – Related Party Transactions.)

b)	A total of 7,800,000 of outstanding stock options, with a weighted average price of $0.061, expired.

c)

The Company signed an additional consulting agreement with a consultant for the provision of various corporate planning and business development services. Pursuant to this consulting agreement, the Company issued an additional 30,000,000 common shares on June 2, 2009 at a price of $0.012 per share, valued at the fair market price at the date of the amended agreement, for a total of $360,000.

d)

The Company completed private placements resulting in the issuance of an aggregate of 28,900,000 units at $0.01 per unit. Such units consist of 38,400,000 common shares and 19,400,000 common stock purchase warrants. Each common stock purchase warrant is exercisable for an additional share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement.

e)

In June 2009, the Company raised $95,000 of capital pursuant to the sale of 9,500,000 common shares at a price of $0.01 per share under the Equity Line of Credit Agreement. In accordance with such agreement, the Company paid commission fees of $9,500.

f)

In June 2009, the Company issued 505,927 common shares at a price of $0.01063 per share for a total of $5,378 and 376,430 common shares at a price of $0.01504 per share for a total of $5,661.51 in payment of consulting fees, pursuant to a consulting agreement.

g)	On July 6, 2009, the Company has engaged D&D Securities Company as its investment banking firm. The engagement commenced immediately.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the operating results and financial position of Silverado Gold Mines Ltd. (“Silverado” or the “Company”) for the six months ended May 31, 2009. It should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the fiscal year ended November 30, 2008 and the interim unaudited consolidated financial statements for the six-month period ended May 31, 2009.

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

OVERVIEW

The Company is engaged in the acquisition and exploration of mineral properties in the State of Alaska, through its wholly-owned subsidiary, Silverado Gold Mines Inc., and is involved with a new environmentally friendly low-rank coal-water fuel (“LRCWF”) technology through its other wholly-owned subsidiary, Silverado Green Fuel, Inc.

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

The Company has been working for seven years through its LRCWF division on the development of LRCWF, a non-toxic liquid fuel product derived from sub-bituminous and lignite coal. In its finished form the fuel would be a non-toxic, non-hazardous environmentally friendly strategic (liquid) fuel. Silverado is seeking financing to enable us to proceed with the construction of a commercial demonstration facility designed to document the combustion characteristics of Green Fuel. A successful demonstration project could lead to construction of a commercial production facility to manufacture the low-rank coal-water fuel as a replacement fuel for oil fired boilers and utility generators. In addition we look forward to our continued planning and progress designed to create a secondary fuel and other product facility designed to gasify and liquefy our green fuel to facilitate the creation of low cost rocket fuel, aviation fuel, gasoline, diesel fuel, synthetic natural gas, synthetic petrochemical feed–stocks, hydrogen for fuel cells, plastic, fertilizers, explosives, urea, ammonia CO2 for enhanced recovery in oil well production as well as a host of other products, all free of sulphur, heavy metals and particulate matter.

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

Overall mineral exploration performance during the six-month period ended May 31, 2009 and management’s plan of operations for each property are discussed below.

Effective January 1, 2009, based on completion of a preliminary feasibility study by an independent and AIPG Certified Professional Geologist (the “QP”), our Nolan Gold and Antimony Lode Project has disclosed an economically viable mineral reserve. The preliminary feasibility study entitled, “Update of Mineral Resource and Reserve Estimates and Preliminary Feasibility Study, Workman’s Bench Antimony-Gold Lode Deposit, Nolan Creek, Wiseman B-1 Quadrangle, Koyukuk Mining District, Northern Alaska, January 1, 2009” (the “Technical Report”), concluded that the resource estimates disclosed by the Company in its Current Report on Form 8-K filed with the SEC on November 17, 2008 can be reclassified as a probable reserve. Though there were no material changes to the grades and quantities previously reported on November 17, 2008, there was additional data produced that added new grades and there was further work conducted on this zone that resulted in the aforementioned reclassification.

In response to comments received from the British Columbia Securities Commission (BCSC) in May 2009, the Company amended the Technical Report to reflect additional data. A copy of the amended Technical Report, dated June 1, 2009, was filed on June 3, 2009 on SEDAR and EDGAR, and can also be found at the Company’s website at www.silverado.com. The measured reserve estimates on Workman’s Bench, on which the pre-feasibility study was based, have not changed. Certain material changes are shown below:

The Economic Analysis Chapter (Section 18.9) was clarified by the QP in the amended Technical Report to include: 1) an explanation of metal price forecasts; 2) analysis of depreciation and sunken costs; 3) a review of the effect of variable interest rates on the economic model; and 4) multiple scenarios for the Base Cash Flow case study.

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

As of May 31, 2009, Silverado’s Nolan Gold Project consist of 204 unpatented, federal placer mining claims covering approximately 4,080 acres in three non-contiguous groups, and 407 unpatented federal lode mining claims covering approximately 8,140 acres in one large contiguous group. Many of the 407 lode mining claims are superimposed over the placer mining claims.

The plan of operation for the Nolan Gold Project for the 2009 fiscal year is the advancement toward the development and mining stage of our Nolan Gold and Antimony Project, especially along the southwestern end of the Solomon Shear Zone in the Workman’s Bench Area. The Company is in a transitional phase between exploration and development. The preliminary feasibility study, effective January 1, 2009 and amended on June 1, 2009 to reflect additional data, supported a mineral reserve of antimony and gold underlying the southwestern portion of the Solomon Shear Zone, an area referred to by the Company as Workman’s Bench. The study by the Company’s QP concluded that the Nolan Gold and Antimony Project in the Workman’s Bench area are economically viable. The results of the January 2009 preliminary feasibility study and the reserve estimates are disclosed in the Company’s Annual Report on Form 10-KSB filed on March 16, 2009 and the Company’s website: www.silverado.com.

The measured reserve estimates on Workman’s Bench, on which the pre-feasibility study was based, have not changed in the amended Technical Report. The QP chose to modify inferred Sb and Au resources estimates on the Pringle Bench upon further review of the distance between drill control points used in a polygonal analysis of the inferred resources on Pringle bench. The amended inferred resource estimates for the Pringle Bench and Nolan areas are shown below:

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

General Note Regarding Estimates

The following information should be considered in connection with our estimates below, which we are disclosing in accordance with applicable SEC standards and regulations:

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

Summary of Amended Inferred Antimony and Gold resources from ‘A’ and ‘West’ Zones, Pringle Bench

Category	Cut-Off Grade	Quantity	Grade	Metal	Grade	Metal
	(% Sb)	(tons)	(% Sb)	(ton Sb)	(oz/ton Au)	(oz gold)
‘A’ Vein Inferred	4.0	737	29.13	214.7	0.113	83.4
‘West’ Vein	4.0	1,951	9.86	192.3	0.049	94.7
Inferred
TOTALS	4.0	2,688	15.14	407.0	0.067	178.1

Notes:
-The effective date of these resources is January 1, 2009; amended June 1, 2009
-Rounding may result in some discrepancies.
-No processing recovery factors have been applied to these resource figures.
-The unit ton refers to short tons.
-Cut-off grade is 4.0% Sb ‘equivalent’, which is the combined values of gold plus antimony expressed in terms of antimony

Silverado’s amended, inferred lode mineral resources, Nolan Creek area

Resource Category	Cut-off grade (% Sb)	Quantity (ton)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Inferred	4.0	24,077	12.45	2,997.6	0.245	5,894.7

Notes:
-The effective date of these resources is January 1, 2009; amended June 1, 2009.
-Rounding may result in some discrepancies.
-No processing recovery factors have been applied to these resource figures.
-The unit ton refers to short tons.
-Cut-off grade is 4.0% Sb ‘equivalent’, which is the combined values of gold plus antimony expressed in terms of antimony

During the six-month period ended May 31, 2009, the Company began implementing the recommendations of the preliminary feasibility study for the Workman’s Bench gold and antimony deposit. The Company has procured supplies and equipment necessary for the summer drilling program at Nolan. Also, topographic surveying was done to establish elevations of the ground surface above the southwestern extent of the Workman’s Bench antimony and gold mineralized zones. The new surface elevations were used to determine the vertical extension of the northeast striking antimony and gold mineralized zones. The Company compared the highest elevations of the ‘A’ zone intercepts from previous drill core data and determined the vertical extension of the vein zones that have not been explored by core drilling. The undrilled area is a target of 200 to 350 vertical feet (average of 270 feet) with a strike length that is at least 400 feet. The proposed drill sites were surveyed and staked, and the access routes to the drill sites were completed. In order to intercept these upper extensions of the mineralized zones, the drill sites had to be located on the hillside up above Workman’s Bench on the opposite side of the shear zone. Thus, the drill azimuths will be 180 degrees opposite of previous years’ drilling.

The Company has been aggressively seeking permits and also compiling various studies by numerous contractors to meet application requirements for permits. In order for the project to advance to the development stage at Nolan, the permitting process involves various characterization studies. Some of these studies are seasonally dependent and some require time periods that can delay the permitting process. The baseline water quality sampling which began in June of 2008 and was halted due to freezing temperatures during October of 2008, was continued in early June of 2009.

The access road into the Nolan Creek camp as well as the 26 man camp facility received construction upgrades in preparation for the 1,000 cubic yard bulk ore sample that the Company has been permitted to sample. Essential to the bulk sample program and future development is the environmental baseline and characterization studies that include Acid Rock Drainage studies also known as acid-base accounting, as well as the water quality baseline sampling. Samples of the ore and wall rock gangue from various core intercepts and also wall rock from the ‘A’ zone were submitted by the QP to analytical labs for determination of acid generating potential. The Company’s QP has directed a third party engineering firm to conduct various geotechnical studies of the wall rock and ore rock.

The Company, as per the QP, began seeking a calcareous rock unit that is accessible for extraction on the Nolan property. Permits for the extraction of the calcareous rock will not be applied for until the Company has verified that such a rock unit is accessible. The extraction of a calcareous rock could be used as a buffering liner for temporary storage of waste rock that may have acid generating potential.

During the next six months, Silverado plans to expand the current lode exploration program by diamond core drilling in-fill holes along the southwest extent of the Workman’s Bench antimony and gold deposit, for the potential upgrade of resources. The Company will focus a program designed to potentially upgrade inferred resources in the Pringle Bench area to a potential probable reserve status. The Company also plans to drill northeast of Pringle Bench in a prospect known as the Hillside area to test for a potential continuation of the strike length of the Solomon Shear Zone gold and antimony veins. The characterization studies and geotechnical studies will continue on for the remainder of the fiscal year.

During the next six months Silverado plans to initiate lode development in the Workman’s Bench area as follows:

1.	Continued aggressive permitting.
2.	Additional infill drilling along strike of the gold and antimony mineralized Solomon Shear Zone for additional geological and geotechnical information and geochemical assays.
3.	Baseline characterization studies for permitting purposes.
4.	Acid and Base Accounting (ABA) for potential acid drainage issues.
5.	Procurement of equipment and infrastructure upgrades needed for the underground extraction of a 1,000 cubic yard bulk sample.
6.	Underground extraction of a bulk sample of antimony and gold ore for additional processing studies and assays.

In addition, the Company plans to do detailed mapping and channel sampling of the gold and arsenic mineralized veins that occur in outcrops in the Fortress prospect located along the north end of the property. Depending on time constraints and funding, the Company also plans to excavate trenches in a new prospect located 2,000 ft east of the Solomon Shear Zone. The excavated trenches will be mapped and channel sampled for potential mineralization. Also, the Company will continue trying to locate a local source of carbonate-bearing rock to be used for mitigation of potential Acid Rock Drainage.

Our proposed drilling program of a minimum of 35 shallow (200-500 ft) diamond core drill holes for 2009 has already commenced and is aimed at lode gold and antimony exploration. Lode drilling will focus on Pringle Bench, Workman’s Bench and the Hillside along the Solomon’s Shear trend, and is designed to provide a better three dimensional understanding of the mineralized sections of the structure and how it is related to the placer gold deposits of the Nolan Creek area. Since the Project is advancing into the development stage, exploration drilling will not be conducted in the Fortress area which is part of a gold bearing east-west trending deformation zone.

We will be seeking to raise approximately $10,000,000 to carry out our exploration, permitting and development activities for the Nolan Gold Project. Of this amount, $1,000,000 would be put toward lode drilling and trenching on the Solomon Shear Zone. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking to obtain sufficient financing to enable us to proceed with these plans.

On July 6, 2009, the Company engaged the services of D&D Securities Company as its investment banking firm for the purpose of raising capital for its ongoing operations.

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

Reclamation work to complete the closure of the Grant Mill Tailings Pond is in the permitting stages. The earthwork construction required to close the tailings pond requires permits issued by the Alaska Department of Environmental Conservation. The Company has commissioned a third party environmental and engineering firm to assist with the permitting process. A cost analysis of the tailings pond closure is under review by the Company and by a third party environmental and geotechnical engineering firm. The pond is filled to capacity, and will be capped and decommissioned after final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies. There will be limited field work on the property during the summer of 2009. Field work will consist of small scale surveys and minor geochemical studies. Due to the current price of gold, the Company is considering whether to increase exploration efforts on the property.

Furthermore with respect to other areas on this property, several large scale projects have been proposed over the past ten years and remain warranted, but for the time being are deferred due to internal decisions that favor shifting financial and manpower resources to the Nolan Gold and Antimony Project.

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

The Company is currently having a $150,000 study conducted on the chemical and physical characteristics of Mississippi Red Hills Lignite Coal at the Mineral Industry Research Laboratory at the University of Alaska (Fairbanks) and expects results by late 2009. Results of the tests as well as capital availability and an increase in oil prices would all have to be present and sufficient for the Company to proceed with further development of the LRCWF project.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash inflow has been generated mainly from sales of shares of the Company’s common stock, gold sale proceeds earned during the exploration stage, debentures and related party loans. The Company’s continuing operations as intended are dependent on management’s ability to raise required funding through future equity or debt financings , asset sales or a combination thereof.

As of May 31, 2009, the Company had a deficit working capital of $1,461,000 as compared to a deficit working capital of $1,294,000 as of November 30, 2008. The Company’s total assets for such periods were $3,044,000 and the total current assets were $646,026, respectively. Current assets consist of $36,217 in cash and gold inventory and $609,809 in prepaid and other receivables. Included in prepaid and other receivables was non-cash prepaid consulting fees of $565,624 paid in the Company’s common stock. The Company had cash and cash equivalents of $29,901 as of May 31, 2009 as compared to cash and cash equivalents of $50,991 as of November 30, 2008. The majority of the Company’s assets are long-term or non-cash in nature and thus considered being of lower liquidity. Included in current liabilities is $1,506,000 due to related parties, which has been classified as financing activities in the Company’s cash flow statements. The Company has not yet generated revenues since recommencement of the exploration stage from December 1, 2001.

During the six-month period ended May 31, 2009, the Company raised $507,000 of net proceeds through completed private placements and received $250,000 through uncompleted private placement subscriptions. The Company also incurred an additional $430,000 of payables due to related parties, namely the Tri-Con Group, which was disclosed as financing activities. During the six months ended May 31, 2009, the Company received $222,509 as a result of mining equipment disposals.

During the six-month period ended May 31, 2008, the Company raised $3,782,000 of net proceeds through completed private placements. The Company paid $1,164,000 of outstanding payables due to related parties, namely the Tri-Con Group, which was disclosed as financing activities.

A summary of the Company’s cash flows for the three and six months ended May 31, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net cash used in operating activities	$(749,590)	$(1,624,031)	$(1,428,313)	$(2,830,013)
Net cash provided (used) in investing activities	122,998	(22,620)	220,508	(121,163)
Net cash provided (used) by financing activities	641,348	(1,413,671)	1,186,715	2,586,858

The Company has been reviewing its budget and financing requirements for its current business needs and the commencement of further exploration and early stage production at its Nolan Creek property in Alaska. With the extensive work and operations that the Company already has in place in Alaska, the review is considered a management review of the already established budgets. The primary objective is to ensure that development costs are still current and that the budgets are up to date.

With the review and agreement of these budgets, the Company will continue the current process of seeking to arrange financing of those operational budgets, exploration and near term production to meet the requirements of the work program. The Company has also commenced discussions with various finance groups for its senior financing requirements for the Nolan Creek project.

Our plan of mining operations in Alaska anticipates that we will expend $10,000,000 during the fiscal year 2009. In addition, we expect to spend $100,000 on research and development for the Green Fuel project and approximately $1,200,000 cash for the remaining six-month period on general and administrative costs in the Company’s Vancouver head office.

The Company expects to continue to be funded primarily from a combination of equity and debt financing. The ability of the Company to complete the exploration and development of its mineral properties and the research and development of its LRCWF project is dependent on the Company’s ability to obtain the necessary financing from sales of its stock and debt financing. There is no assurance that we will be able to raise the financing necessary to enable us to implement our business plan.

RESULTS OF OPERATIONS – Three Months Ended May 31, 2009 and 2008

The Company has not yet generated revenues since recommencement of the exploration stage from December 1, 2001. For the three months ended May 31, 2009, we reported a net loss of $2,671,000, or $0.002 per share, compared to a net loss of $1,521,000, or $0.002 per share for the three months ended May 31, 2008. The major increases included in the net loss for the current quarter, as compared to the same period in 2008, are increases of $820,000 of consulting fees, $121,000 of management services, $174,000 of loss on disposal of mining equipment and $960,000 non-cash commitment fees. Such increases are mainly due to the increased consulting requirements related to the Company’s restructure, equity financing, development and expansion. Included in consulting fees for the three months ended May 31, 2009 was $904,000 of non-cash consulting fees paid through the Company’s common stock issuance.

During the fiscal quarter ended May 31, 2009, the Company wrote off $264,000 of convertible debentures and accrued interest. For the three-month period ended May 31, 2009, the Company’s exploration expenses decreased $151,000 and other general and administrative expenses decreased $520,000 as compared to the same period in 2008. The decreases are mainly due to cash limitations and the development of a restructuring plan that the Company is working on to fund its exploration and development activities.

RESULTS OF OPERATIONS – Six Months Ended May 31, 2009 and 2008

The Company has not yet generated revenues since recommencement of the exploration stage from December 1, 2001 to May 31, 2009. For the six months ended May 31, 2009, we reported a net loss of $4,252,000, or $0.004 per share, compared to a net loss of $3,704,000, or $0.004 per share for the six months ended May 31, 2008. The major increases included in the net loss for the six-month period, as compared to the same period in 2008, are increases of $1,154,000 for consulting fees, $145,000 for management services, $54,000 for legal and other professional fees, $174,000 for loss on disposal of mining equipment and $960,000 for non-cash commitment fees. Such increases are mainly due to the increased consulting and legal requirements related to the Company’s efforts relating to restructuring, equity financing, development and expansion. Included in consulting fees for the six months ended May 31, 2009 was $1,612,000 of non-cash consulting fees paid through issuances of the Company’s common stock.

During the six months ended May 31, 2009, the Company wrote off $261,000 of convertible debentures and accrued interest. For the six-month period ended May 31, 2009, the Company’s exploration expenses decreased by $711,000 and other general and administrative expenses decreased by $919,000 as compared to the same period in 2008. The decreases are mainly due to cash limitations and the development of a restructuring plan that the Company is working on to fund its exploration and development activities. Currently the Company is in a transitional phase between exploration and development at its Nolan gold and antimony property. Our ability to complete the transition is dependent, in large part, upon our completing additional equity or debt financings.

RELATED PARTY TRANSACTIONS

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. (collectively the “Tri-Con Group”), all of which are controlled by a director and officer of the Company. The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all of the Company’s fieldwork and to provide field administrative and management services. The details of the related party transactions can be found in the Notes to the Company’s interim consolidated financial statements for the six-month period ended May 31, 2009.

As of May 31, 2009 and 2008, Silverado owed $1,506,596 and $50,542, respectively, to the Tri-Con Group for exploration and administration services performed on behalf of Silverado. In light of the Company’s capital requirements, Tri-Con Group wrote off $600,000 of receivables from the Company in June 2009.

The following is a summary of Tri-Con Group charges for the six months ended May 31, 2009 and 2008:

	May 31, 2009	May 31, 2008
	(Unaudited)	(Unaudited)
Mineral exploration and administration services	$669,179	$1,638,777
General administration and management services	353,440	540,863
	$1,022,619	$2,179,640

Amount of total charges in excess of Tri-Con’s costs incurred	$291,180	$529,592
Percentage of excess amount charged	28.5%	24.3%

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources and would be considered material to investors.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies (the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments) are outlined in the Notes to the Company’s interim consolidated financial statements as of May 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, Silverado is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of May 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and then-Chief Financial Officer, Garry L. Anselmo and our current Chief Financial Officer, Donald Balletto. Based upon that evaluation, it was concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During the six months ended May 31, 2009, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, nor is the Company’s property the subject of any material pending legal proceedings. The Company also is not aware of any proceedings being contemplated by a governmental authority.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 28, 2009, the Company entered into Regulation D Subscription Agreements pursuant to which it sold and issued an aggregate of 2,500,000 units under Rule 506 of Regulation D of the Act to three accredited investors for the aggregate purchase price of US $25,000. Each such unit consists of one share of the Company’s restricted common stock and one warrant exercisable for a period of one year for the purchase of one share of the Company’s restricted common stock at a per share exercise price of US $0.02.

The Company completed the foregoing transactions in reliance upon the exemption from registration provided by Regulation D of the Act and the rules thereunder insofar as: (i) each of the investors was accredited within the meaning of Rule 501(a); (ii) the securities sold and issued were restricted by the Company in accordance with Rule 502(d); (iii) there were no more than 35 non-accredited investors in all of the transactions completed by the Company under Rule 506 within the six months preceding or following any of the transactions disclosed herein; (iv) the Company satisfied the information requirements set forth in Rule 502(b); and (v) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

No commissions were paid by the Company in connection with the foregoing transactions. The Company used the proceeds from the foregoing transactions to fund its ongoing working capital requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is not currently in material default of indebtedness that exceeds 5% of the total assets of the Company and its consolidated subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to a vote of security holders during the period covered by this Report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description of Exhibit

3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)

3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.6	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.7	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.8	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.9	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.10	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.11	2006 Stock Option Plan (10)
10.12	2006-II Stock Option Plan (11)
10.13	2007 Stock Option Plan (12)
10.14	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (14)
10.15	2007-1 Equity Compensation Plan (13)
10.16	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007 (15)
10.17	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, and James F. Dixon, each dated October 27, 2008 (16)
10.18	2009 Equity Compensation Plan (17)
10.19	2009-II Equity Compensation Plan (18)
10.20	Equity Line of Credit Agreement between the Company and Ashborne Finance Ltd.(19)
14.1	Code of Ethics (9)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on September 7, 2007.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2008.
(16)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on October 29, 2008.
(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on January 29, 2009.
(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on June 1, 2009.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 12, 2009.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: July 15, 2009	/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer)

DATE: July 15, 2009	/s/ Donald Balletto
Donald Balletto
Chief Financial Officer
(Principal Financial Officer)