Form 10-Q
period 2009-08-31
SILVERADO GOLD MINES LTD
filed 2009-10-15
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,499,894,502 common shares, no par value, outstanding as of October 6, 2009.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)

INDEX

Quarterly Period Ended August 31, 2009

			Page

PART I	FINANCIAL INFORMATION

	ITEM 1	FINANCIAL STATEMENTS	3

		Consolidated Balance Sheets as of August 31, 2009 (unaudited) and November 30, 2008 (audited)	3

		Consolidated Statements of Operations for the three months and nine months ended August 31, 2009 and 2008, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through August 31, 2009 (unaudited)	4

		Consolidated Statements of Cash Flows for the nine months ended August 31, 2009 and 2008, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through August 31, 2009 (unaudited)	5

		Notes to the Consolidated Financial Statements as of August 31, 2009 (unaudited)	6-24

	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25-37

	ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38

	ITEM 4	CONTROLS AND PROCEDURES	38

PART II	OTHER INFORMATION

	ITEM 1	LEGAL PROCEEDINGS	39

	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39

	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	39

	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	39

	ITEM 5	OTHER INFORMATION	39

	ITEM 6	EXHIBITS	40-41

SIGNATURES			42

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	August 31, 2009	November 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$13,983	$50,991
Gold inventory	6,316	50,106
Prepaid and other receivables	751,367	383,358
Total Current Assets	771,666	484,455
Mineral rights	1,376,671	1,197,591
Property, plant and equipment, net	1,070,540	1,631,824
TOTAL ASSETS	$3,218,877	$3,313,870
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$783,346	$561,460
Due to related parties	1,071,475	1,076,881
Convertible debentures, current portion	-	140,000
Total Current Liabilities	1,854,821	1,778,341
Asset retirement obligation	555,304	537,258
Mineral claims royalty payable	470,000	390,000
Total Liabilities	2,880,125	2,705,599
STOCKHOLDERS' EQUITY
Common stock
Authorized:
unlimited common shares with no par value
Issued and outstanding:
1,460,560,884 common shares (2008: 977,437,101)	99,742,399	94,718,072
Additional paid-in capital	1,200,408	1,200,408
Subscriptions received	70,000	-
Accumulated deficit during exploration stage	(100,674,055)	(95,310,209)
Total Stockholders' Equity	338,752	608,271
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,218,877	$3,313,870

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)
(Stated In United States Dollars)

					Period Since
					Recommencement
					of Exploration
	Three Months Ended		Nine Months Ended		Stage from
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008	December 1, 2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	to August 31, 2009
General and administrative expenses
Accounting and audit	$33,746	$107,175	$70,689	$283,099	$788,887
Advertising, promotion and travel	16,547	47,250	39,286	184,234	2,984,576
Consulting fees	559,202	350,941	2,209,259	847,062	10,156,249
Depreciation, accretion and impairment	49,953	91,523	166,855	256,440	2,726,587
Exploration expenses	348,428	955,379	653,568	1,971,920	15,368,375
Financing activities	2,597	-	2,597	-	304,600
Legal and other professional fees	61,053	174,620	218,660	278,411	1,488,745
Management services	165,053	307,439	595,926	593,145	6,215,162
Office expenses	77,601	285,558	247,419	651,777	4,855,017
Related party charges in excess of costs incurred
(net of debt forgiveness of $600,000)	(434,870)	411,062	(143,690)	940,654	4,800,178
Reporting and investor relations	100,426	199,970	269,367	382,926	1,252,489
Research	-	27,000	-	243,500	1,064,735
Transfer agent and filing fees	27,670	23,731	87,154	54,725	365,944
Write-off of mineral claim expenditures	-	-	-	-	1,159,529
Write-down of property, plant and equipment	-	-	-	-	317,425
Total expenses	1,007,406	2,981,648	4,417,090	6,687,893	53,848,498
Loss from operations	(1,007,406)	(2,981,648)	(4,417,090)	(6,687,893)	(53,848,498)
Gold income earned during the exploration stage
Gold sale proceeds earned during the exploration stage	-	1,748,149	52,450	2,121,064	3,714,310
Cost of gold sold	-	(1,476,916)	(43,790)	(1,848,048)	(3,250,373)
Gold inventory addition from gold extraction	-	-	-	-	3,248,056
Total gold income earned during the exploration stage	-	271,233	8,660	273,016	3,711,993
Other income (expenses)
Interest and other income	81	597	145	20,941	277,952
Interest expenses on capital lease obligations	-	-	-	(6,611)	(333,221)
Interest expenses on convertible debentures	-	(2,800)	-	(8,400)	(707,007)
Other interest expenses and bank charges	(2,439)	(3,309)	(9,537)	(11,274)	(69,645)
Commitment fees	-	-	(960,000)	-	(960,000)
Loss on disposal of property, plant and equipment	-	-	(173,921)	-	(285,304)
Write-off of convertible debentures and accrued interests	-	-	260,827	-	260,827
Total other (expenses)	(2,358)	(5,512)	(882,486)	(5,344)	(1,816,398)

Net loss before cumulative effect of accounting change	(1,009,764)	(2,715,927)	(5,290,916)	(6,420,221)	(51,952,903)
Cumulative effect of accounting change	-	-	-	-	(99,481)
Net loss	(1,009,764)	(2,715,927)	(5,290,916)	(6,420,221)	(52,052,384)
Other comprehensive income (loss)
(Loss) / Gain on foreign exchange	(49,842)	139,297	(72,930)	9,259	283,273
Comprehensive loss for the period	$(1,059,606)	$(2,576,630)	$(5,363,846)	$(6,410,962)	$(51,769,111)
Net loss per share	$(0.001)	$(0.003)	$(0.004)	$(0.007)
Basic and diluted weighted average number
of common shares outstanding	1,386,724,534	927,792,169	1,197,296,139	899,279,514

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Stated In United States Dollars)

			Period Since
			Recommencement
			of Exploration
	Nine Months Ended		Stage from
	August 31, 2009	August 31, 2008	December 1, 2001
	(Unaudited)	(Unaudited)	to August 31, 2009
CASH AND CASH EQUIVALENTS PROVIDED BY (USED FOR):
Operating activities:
Net comprehensive loss for the period	$(5,363,846)	$(6,410,962)	$(51,769,111)
Adjustments to reconcile loss to net cash used in operating activities:
Cumulative effect of accounting change	-	-	99,481
Depreciation, amortization, accretion and impairment	166,855	256,440	2,726,587
Loss on disposal of property, plant and equipment	173,921	-	285,304
Stock-based compensation included in management fees	-	-	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting and other expenses
resulting from share issuance	1,908,036	480,000	5,352,242
Non-cash prepaid consulting fees expensed during the period	333,500	-	333,500
Non-cash commitment fees resulting from share issuance	960,000	-	960,000
Non-cash financing expense	-	-	252,003
Interest accrued	-	8,400	497,570
Write-off of convertible debentures and accrued interests	(260,827)	-	(260,827)
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	317,425
Changes in non-cash operating working capital:
Gold inventory	43,790	1,848,048	2,317
Prepaid and other receivables	38,282	254,491	(8,701)
Accounts payable and accrued liabilities	342,713	99,953	286,440
Asset retirement obligation	18,046	19,539	25,993
Net cash (used in) operating activities	(1,639,530)	(3,444,091)	(36,146,917)

Investing activities:
Investment in mineral properties	(99,080)	(138,505)	(1,223,171)
Purchase of property, plant and equipment	(2,001)	(308,029)	(3,078,519)
Proceeds from sale of property, plant and equipment, net	222,509	-	811,298
Net cash provided by (used in) investing activities	121,428	(446,534)	(3,490,392)

Financing activities:
Advances from (to) related party	(5,406)	(693,927)	780,163
Repayment of loans payable	-	-	(35,729)
Repayment of capital lease obligation	-	(31,013)	(1,131,607)
Repayment of convertible debentures	-	-	(74,999)
Share subscriptions received	70,000	-	70,000
Common stock issued for cash (net of share issue costs)	1,416,500	3,782,046	40,026,371
Net cash provided by financing activities	1,481,094	3,057,106	39,634,199

(Decrease) in cash and cash equivalents	(37,008)	(833,519)	(3,110)

Cash and cash equivalents, at beginning of the period	50,991	1,073,457	17,093

Cash and cash equivalents, at end of the period	$13,983	$239,938	$13,983
Supplemental Cash Flow Information (Note 12)

The accompanying notes are an integral part of these condensed consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 1 – Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Silverado Gold Mines Ltd. and its wholly-owned subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc. (collectively, “Silverado” or the “Company”). All significant inter-company transactions have been eliminated.

The unaudited interim consolidated financial statements do not include all information and footnote disclosures required under United States generally accepted accounting principles. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as of August 31, 2009, and the results of operations and cash flows for all periods presented, have been included. Readers of these financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the entire fiscal year as a whole.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Silverado’s Annual Report on Form 10-KSB, for the fiscal year ended November 30, 2008. Certain of the prior period’s figures in the statement of cash flows have been reclassified to conform to the presentation adopted in the current period.

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

Note 2 – Recent Accounting Pronouncements and Significant Accounting Policies

Recent Accounting Pronouncements and Interpretations

In May 2009, the FASB issued Statement of Financial Accounting Standards 165, “Subsequent Events”.(“SFAS No. 165”). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure as of the date through which an entity has evaluated subsequent events (and the basis for that date) and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 2 – Recent Accounting Pronouncements and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements and Interpretations (Continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental GAAP (US), superseding existing FASB, AICPA, EITF, and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the 4th quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s financial statements.

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

Effective December 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Based on our review, there was no impact of FIN 48 on our financial position.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the loss for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalents is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. Fully diluted amounts are not presented when the effects of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share for the period.

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
as of August 31, 2009 (Unaudited)
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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 3 – Gold Inventory

For the nine months ended August 31, 2009, the Company sold 58.15 troy ounces of gold, (for the nine months ended August 31, 2008: 2,811.74 troy ounces) for net proceeds of $52,450 (August 31, 2008: $2,121,064), which were recorded as other income earned during the exploration stage. In addition, the Company wrote off 8.45 troy ounces gold inventory for the inventory shrinkage, the value of which is $5,556 recorded as cost of gold sold. The following is a summary of gold inventory changes during the nine months ended August 31, 2009 and during the fiscal year ended November 30, 2008:

		Weighted
	Troy Ounces	Average price	Value
Balance as of November 30, 2007	2,996	657.50	1,969,870
Cost of gold sold	(2,920)	657.50	(1,919,764)
Balance as of November 30, 2008	76	$657.50	$50,106
Cost of gold sold	(66)	657.50	(43,790)
Balance as of August 31, 2009	10	$657.50	$6,316

Note 4 – Related Party Transactions

(a) Service Agreements

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. (collectively, the “Tri-Con Group”), all of which are controlled by a director and officer of the Company.

The Tri-Con Group is operations, exploration and development contractors and has been employed by the Company under contracts since 1972 to carry out all of the Company’s fieldwork and to provide field administrative and management services. Under the current contracts dated January 1, 1997, work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. The term “cost” means out-of-pocket or actual cost incurred by Tri-Con Group plus 15% for office overhead including stand-by and contingencies. There is no mark-up on capital purchases. The Tri-Con Group does not charge the Company for the services of any of its directors who are also directors of the Company. In addition, per the terms of the agreements, the Company paid a base administration fee of CDN $10,000 per month to Tri-Con Mining Ltd. and US $10,000 per month to Tri-Con Mining Inc.

For the nine months ended August 31, 2009, the Tri-Con Group’s services focused mainly on corporate planning; mining, drilling and engineering planning and preparation for production on the Company’s Nolan property; equipment and property maintenance; and administration services at both the field and corporate offices. In recognition of the Company’s cash flow constraints, the Tri-Con Group has forgiven payment on $600,000 of receivables due from the Company. As of August 31, 2009, after the offset of the amount forgiven, Silverado owed $1,071,475 (November 30, 2008: $1,076,881) to the Tri-Con Group for exploration and administration services performed on behalf of Silverado.

The following is a summary of Tri-Con Group charges for the nine months ended August 31, 2009 and 2008:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 4 – Related Party Transactions (Continued)

(a) Service Agreements (Continued)

	Nine Months Ended
	August 31, 2009	August 31, 2008
Mineral exploration and administration services	$1,213,603	$3,093,085
General administration and management services	443,961	956,668
Amounts forgiven by Tri-Con Group	(600,000)	-
	$1,057,564	$4,049,753
Amount of total charges in excess (shortage) of cost incurred	$(143,690)	$940,654
Percentage of excess (shortage) amount charged	(13.59)%	23.23%

(b) Consulting Agreement

Effective April 1, 2009, a consulting agreement was signed between the Company and a private company controlled by a director of the Company. Pursuant to the agreement, the Company agreed to pay the private company CDN $7,500 plus GST per month for corporate planning, business development and investor relations services, as requested by the Company.

Note 5 – Mineral Properties and Mineral Rights

The Company holds interests in four groups of mineral properties in Alaska, U.S.A. All of these properties are in the exploration stage and have no proven reserves as of August 31, 2009; with the exception of the Nolan property, which does have a probable reserve. It requires a more extensive feasibility study to ascertain if such reserve can be classified as a proven reserve.

Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company, retroactively effective to June 1, 2004, capitalize the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees. Since the Company has no proven reserves on its properties as of August 31, 2009, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment. A summary of such capitalized direct costs for the nine months ended August 31, 2009 and for the fiscal year ended November 30, 2008 is as follows:

	Nolan	Ester Dome	Hammond	Eagle Creek
Capitalized Mineral Rights:	(a)	(b)	(c)	(d)	Total
Balance as of November 30, 2007	$582,439	$24,837	$350,000	$55,040	$1,012,316
Additions during the year:
Claim fees paid during the year	75,880	6,885	7,500	10,010	100,275
Royalty payments	-	-	50,000	5,000	55,000
Accrued mineral rights	-	-	30,000	-	30,000
Balance as of November 30, 2008	658,319	31,722	437,500	70,050	1,197,591
Additions during the period:
Claim fees paid during the period	85,540	140	8,400	-	94,080
Royalty payments	-	-	-	5,000	5,000
Accrued mineral rights	-	-	80,000	-	80,000
Balance as of August 31, 2009	743,859	$31,862	$525,900	$75,050	$1,376,671

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
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

During the nine-month period ended August 31, 2009, the Company paid federal mining claim fees of $85,540 to the Bureau of Land Management (“BLM”). During the fiscal year ended November 30, 2008, the Company paid federal mining claim fees of $76,375 to BLM and received a refund of $495 from BLM for a 2007 overpayment.

(b) Ester Dome Gold Project, Fairbanks Mining District, Alaska

The Ester Dome Gold Project encompasses all of the Company’s properties on Ester Dome, which is accessible by road 10 miles northwest of Fairbanks, Alaska. The specific properties at this site are as follows:

i)

Grant Mine: This property consists of 26 state mineral claims subject to payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thereafter. The mill has remained inactive since February 1989 and the plant and equipment cost was written down to zero on our accounting records. During fiscal 2008 and the nine months ended August 31, 2009, the work on the Grant Mine was limited to assessment work. The Company paid current year federal mining claim fees of $140 to BLM and will pay the necessary state mining claim fees before such fees become due. The Company will continue with assessment work.

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
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 5 – Mineral Properties and Mineral Rights (Continued)

(b) Ester Dome Gold Project, Fairbanks Mining District, Alaska (Continued)

During the nine-month period ended August 31, 2009, the Company paid federal mining claim fees of $140 to BLM. There were no state mining claim fees due during the period. During the fiscal year ended November 30, 2008, the Company paid state mining claim fees of $6,760 to the State of Alaska Department of Natural Resources and federal mining claim fees of $125 to BLM.

(c) Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. The Company is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. At August 31, 2009, capitalized mineral rights of $525,900 (November 30, 2008: $437,500) for the Hammond property, including royalty accruals totalling $470,000 (November 30, 2008: $390,000), are unpaid, in arrears, and included in mineral claims payable on the accompanying consolidated balance sheets. During the nine months ended August 31, 2009, the Company accrued $80,000 of minimum royalties payable and paid federal mining claim fees of $8,400 to BLM. During the fiscal year ended November 30, 2008, the Company accrued $30,000 and paid $50,000 of minimum royalties, and paid federal mining claim fees of $7,500 to BLM.

(d) Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. The Company owns a 50% interest and has an option agreement to purchase a 100% interest in the property for $400,000, of which $43,000 remains to be paid. A payment in the amount of $5,000 is due on August 1 of each year until the remaining $43,000 is paid, with such yearly payment required to be paid to keep the option agreement in good standing. During the nine-month period ended August 31, 2009, the Company made the required $5,000 option payment for the year. There were no state mining claim fees due during the period. During the fiscal year ended November 30, 2008, the Company paid $10,010 of state mining claim fees and a $5,000 option payment.

Note 6 – Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation and amortization is provided on a straight line basis as follows:

Mining equipment	10 years
Auto and trucks	5 years
Computer software	1 year
Computer equipment	3 years
Leaseholds improvements	Duration of lease (5-7 years)
Furniture and Fittings	10 years

Property, plant and equipment primarily include mining equipment and camp facilities at the Nolan Gold Project. Leasehold improvements are for both the Vancouver, British Columbia and Fairbanks, Alaska offices. Assets currently in construction are segregated and will be reclassified as depreciable assets as soon as they are put into use.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 6 – Property, plant and equipment (Continued)

A summary of the Company’s property, plant and equipment at August 31, 2009 is as follows:

	August 31, 2009
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$171,530	$426,027
Computer equipment and software	136,169	118,877	17,292
Furniture and fittings	394,358	389,936	4,422

Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	19,249	28,874
Nolan mining equipment	1,069,510	514,545	554,965
Auto and trucks	19,193	4,478	14,715
Capital assets in construction	24,245	-	24,245

	$2,352,155	$1,281,615	$1,070,540

A summary of the Company’s property, plant and equipment at November 30, 2008 is as follows:

	November 30, 2008
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$107,627	$489,930
Computer equipment and software	134,167	102,819	31,348
Furniture and fittings	394,358	389,518	4,840

Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	12,031	36,092
Nolan mining equipment	1,869,301	864,164	1,005,137
Auto and trucks	63,009	22,777	40,232
Capital assets in construction	24,245	-	24,245

	$3,193,760	$1,561,936	$1,631,824

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	August 31, 2009	November 30, 2008
Accounts payable and accrued payables	$783,346	$440,633
Accrued interest	-	120,827
	$783,346	$561,460

The accrued interest payable of $120,827 as of November 30, 2008 relates to the convertible debentures (see Note 8 – Convertible Debentures, below). The Company accrued an additional $2,800 of interest payable during the fiscal quarter ended February 28, 2009. The accrued interest payable along with the balance due on convertible debentures was taken into other income during the fiscal quarter ended May 31, 2009.

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

The Company has been advised by Canadian legal counsel that any claims relating to the debt arising from such unexchanged debentures is barred by operation of the British Columbia Limitation Act. As a result, the Company has taken into other income the full value of the principal and accrued interest of such unexchanged convertible debentures in the amounts of $140,000 and $123,627, respectively, for a total of $263,627 during the fiscal quarter ended May 31, 2009.

Note 9 – Asset Retirement Obligation

The asset retirement obligation relates to the closure and reclamation of the Grant Mine Tailing Pond, and to the reclamation work associated with the Nolan Gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and revegetating the disturbed areas. The Company has no assets legally restricted for purposes of settling asset retirement obligations. The Nolan Gold and Antimony Properties are covered under the State of Alaska Department of Natural Resources Statewide Bond Pool. However, the facilities at the Grant Mine including the Tailings Pond were constructed prior to the establishment of the State of Alaska Department of Natural Resources Statewide Bond Pool.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 9 – Asset Retirement Obligations (Continued)

Grant Mine

The Grant Mine is not an active mine and related assets were written off as impaired effective December 1, 2001. The retirement obligations associated with the Grant Mine involves the decommissioning of the Grant Mill Tailings Pond that was built in the early 1980s and no longer used after 1989. The Company has retained a geotechnical and environmental consulting firm to assist with a preliminary report for the closure of the tailings pond. The preliminary report is part of the closure plan, and further reclamation work involves another closure phase that needs permits and/or approval by State of Alaska regulatory agencies. Thus, the fair value of the cost of reclamation at this time is the original $364,651 as of November 30, 2008 plus a 5% annual accretion expense. Also, the Company is currently reviewing documentation from independent licensed environmental and engineering companies that were involved in geochemical and geotechnical studies and land surveying of the tailings pond and tailings impoundment to better establish the reclamation cost. The Company is working on a new cost analysis for the closure of the tailings pond. The Company should have the new cost analysis for the closure of the tailings pond by the end of the fiscal year.

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

As of August 31, 2009, the Company is obligated to reclaim 21 acres at Nolan Creek. These 21 acres are essential for the Company’s operations, consisting of the camp area, equipment storage area, processing area, explosives storage area, and the portal area, as well as the roads and core storage area. The Company estimated that accrued obligations plus 5% annual accretion expense would be sufficient to reclaim these 21 acres for a potential third party remediation clean-up. During the nine months ended August 31, 2009, the Company spent $2,101 (for the fiscal year ended November 30, 2008: $18,518) on reclamation at the Nolan property.

A summary of asset retirement obligations for the nine months ended August 31, 2009 and for the fiscal year ended November 30, 2008 is as follows:

	Grant	Nolan
	Mine	Project	Total
Balance, November 30, 2007	$347,287	$182,024	$529,311
Accretion expense	17,364	9,101	26,465
Liabilities settled	-	(18,518)	(18,518)
Balance, November 30, 2008	364,651	172,607	537,258
Accretion expense	13,674	6,473	20,147
Liabilities settled	-	(2,101)	(2,101)
Balance, August 31, 2009	$378,325	$176,979	$555,304

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 10 – Common Stock

The authorized common stock of the Company consists of an unlimited number of common shares, without par value. The following is a summary of the Company’s issuances of common stock during the nine-month period ended August 31, 2009:

	Number of	Common Stock
	Shares	Amount
Balance as of November 30, 2008	977,437,101	$94,718,072
Shares issued for cash:
Private placement at $0.003833 per share	18,260,870	70,000
Private placement at $0.004 per share	19,250,000	77,000
Private placement at $0.0025 per share	38,000,000	95,000
Private placement at $0.01 per share	53,000,000	530,000
Private placement at $0.01 per unit (1 unit = 1 share and 1 warrant)	23,400,000	234,000
Private placement at $0.01 per unit (1 unit = 1 share and 1/2 warrant)	44,500,000	445,000
Commissions paid	-	(34,500)
Total shares issued for cash	196,410,870	1,416,500
Shares issued for consulting fees and other expenses:
Shares issued at $0.0125, January 2009	26,000,000	325,000
Shares issued at $0.03, January 2009	25,000,000	750,000
Shares issued at $0.0085, February 2009	6,000,000	51,000
Shares issued at $0.01, February 2009	2,000,000	20,000
Shares issued at $0.0051, February 2009	6,555,000	33,427
Shares issued at $0.0087, February 2009	15,000,000	130,500
Shares issued at $0.00333, February 2009	3,109,800	10,356
Shares issued at $0.0125, March 2009	29,000,000	362,500
Shares issued at $0.00644, March 2009	2,112,069	13,606
Shares issued at $0.013, April 2009	15,000,000	195,000
Shares issued at $0.0122, May 2009	357,965	4,367
Shares issued at $0.01063, June 2009	505,927	5,378
Shares issued at $0.012, June 2009	30,000,000	360,000
Shares issued at $0.01491, July 2009	729,809	10,885
Shares issued at $0.018, August 2009	5,000,000	90,000
Shares issued at $0.014, August 2009	20,000,000	280,000
Shares issued at $0.01697, August 2009	342,343	5,808
Shares issued for commitment fees at $0.0096, May 2009	100,000,000	960,000
Total shares issued for non-cash items	286,712,913	3,607,827
Balance as of August 31, 2009	1,460,560,884	$99,742,399

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 10 – Common Stock (Continued)

The following is a summary of the Company’s issuances of common stock for the fiscal year ended November 30, 2008:

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

(a) Private Placements

For nine-month period ended August 31, 2009

During the nine-month period ended August 31, 2009, the Company completed private placements resulting in the issuance of an aggregate of 18,260,870 common shares at $0.0038 per share, 19,250,000 common shares at $0.004 per share, 38,000,000 common shares at $0.0025 per share and 18,500,000 common shares at $0.01 per share. The Company received aggregate proceeds of $427,000 from such private placements.

In addition, during the nine-month period ended August 31, 2009, the Company completed private placements resulting in the issuance of 34,500,000 common shares at a price of $0.01 per share. This private placement generated proceeds of $345,000 from the sale of shares related to the Equity Line of Credit Agreement (see Note 10(c), below). In accordance with the Equity Line of Credit Agreement, the Company paid commission fees of $34,500 which was recorded as a reduction of common stock.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 10 – Common Stock (Continued)

(a) Private Placements (Continued)

During the nine-month period ended August 31, 2009, the Company completed private placements resulting in the issuance of an aggregate of 23,400,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company received proceeds of $234,000 from such private placements. During the nine-month period ended August 31, 2009, the Company also completed private placements resulting in the issuance of an aggregate of 44,500,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for one share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company received proceeds of $445,000 from such private placements.

As of August 31, 2009, the Company also received $70,000 for the sale of an aggregate of 7,000,000 units at a price of $0.01 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. These private placements were not completed as of August 31, 2009, as shares had not been issued as of such date, but the purchase price received has been reflected as subscriptions received in stockholders’ equity in the accompanying balance sheet. The Company completed such private placements subsequent to August 31, 2009, as disclosed in Note 14 – Subsequent Events (a), below.

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

(b) Common Stock Issued for Consulting Fees

During the nine-month period ended August 31, 2009, the Company entered into several consulting agreements for various corporate planning and business development services. Pursuant to these consulting agreements, the Company issued an aggregate of 186,712,913 shares of the Company’s common stock for consulting fees and other expenses, valued at the fair market price at the dates of various consulting agreements and related agreements, for total consideration of $2,647,827, of which $1,908,036 was recorded as consulting fees and $739,791 was recorded as prepaid expenses based on the terms of the consulting agreements. These shares were issued under the Company’s Equity Compensation Plans (See Note 11(a) – Equity Compensation Plans, below).

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 10 – Common Stock (Continued)

(c) Common Stock Issued as Commitment Fee Under Equity Line of Credit

During the fiscal year ended November 30, 2008, the Company issued an aggregate of 32,800,000 shares of the Company’s common stock in payment of consulting fees, valued at the fair market price at the dates of the consulting agreements, for total consideration of $1,040,000, of which $706,500 was recorded as consulting fees and $333,500 was recorded as prepaid expenses based on the terms of the consulting agreements. $333,500 of prepaid consulting fees was subsequently expensed during the nine-month period ended August 31, 2009.

On May 6, 2009, the Company entered into an Equity Line of Credit Agreement with an accredited investor (the “Investor”), pursuant to which the Company may sell to the Investor, if certain conditions are met, up to $100,000,000 in shares of its common stock over the term of the agreement, unless earlier terminated.

Upon execution, the Company issued to the Investor 100,000,000 shares of the Company’s common stock as payment of a commitment fee, with such shares valued at the fair market price at the date of issuance ($0.0096 per share on May 6, 2009). Such shares were deemed fully earned as of the date of the agreement and therefore the fair market value of such shares ($960,000) was included in consolidated statements of operations and other comprehensive loss for the nine months ended August 31, 2009.

As of August 31, 2009, the Company raised $345,000 from the Investor pursuant to the sale of an aggregate of 34,500,000 common shares at a price of $0.01 per share and paid related commission fees of $34,500 (see Note 10(a) – Private Placements, above).

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

During nine months ended August 31, 2009, there were no options granted. Pursuant to several consulting agreements, the Company issued an aggregate of 186,712,913 shares of the Company’s common stock under the Company’s Equity Compensation Plans in payment of consulting fees and other expenses, valued at the fair market price on the effective dates of the consulting agreements or based on share price terms in the agreements.

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
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 11 – Stock Options, Equity Compensation Plans and Common Stock Purchase Warrants (Continued)

(a) Stock Options and Equity Compensation Plans (Continued)

A summary of the change in outstanding and exercisable stock options for the nine-month period ended August 31, 2009 and for the fiscal year ended November 30, 2008 is as follows:

			Weighted
	Outstanding and	Weighted	Average
	Exercisable	Average	Remaining
	Options	Excercise Price	Contractual Life
Balance, November 30, 2007	72,500,000	$0.06	4.43 years
Options cancelled and expired	(2,100,000)	0.11

Balance, November 30, 2008	70,400,000	0.06	3.47 years
Options cancelled and expired	(22,200,000)	0.06

Balance, August 31, 2009	48,200,000	$0.06	2.97 years

The balance of outstanding and exercisable common stock options as at August 31, 2009 is as follows:

Number of Options		Remaining
Outstanding and		Contractual Life
Exercisable	Exercise Price	(Years)

33,900,000	$ 0.050	1.36 - 3.35
14,300,000	0.070	3.37
48,200,000

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

There were no stock options granted and valued during the nine-month period ended August 31, 2009 and the fiscal year ended November 30, 2008.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 11 – Stock Options, Equity Compensation Plans and Common Stock Purchase Warrants (Continued)

(b) Common Stock Purchase Warrants

During the nine-month period ended August 31, 2009, 40,349,230 of the Company’s outstanding common stock purchase warrants expired and 45,650,000 common stock purchase warrants were granted by the Company upon the completion of private placements as of August 31, 2009. Each common stock purchase warrant granted during the period is exercisable for one share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement.

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

A summary of the change in common stock purchase warrants for the nine months ended August 31, 2009 and for the fiscal year ended November 30, 2008 is as follows:

		Weighted	Weighted Average
	Outstanding	Average	Remaining
	Warrants	Excercise Price	Contractual Life
Balance, November 30, 2007	62,013,003	$0.110	0.32 years
Warrants issued	57,849,234	0.070
Warrants exercised	(43,330,925)	0.024
Warrants expired	(36,182,082)	0.108
Balance, November 30, 2008	40,349,230	0.070	0.17 years
Warrants issued	45,650,000	0.020
Warrants expired	(40,349,230)	0.070
Balance, August 31, 2009	45,650,000	$0.020	0.86 years

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 11 – Stock Options, Equity Compensation Plans and Common Stock Purchase Warrants (Continued)

(b) Common Stock Purchase Warrants (Continued)

The balance of outstanding and exercisable common stock purchase warrants as at August 31, 2009 is as follows:

Number of		Remaining
Warrants	Exercise	Contractual Life
Outstanding	Price	(Years)
45,650,000	$ 0.020	0.64 - 0.99

Note 12 – Supplemental Cash Flow Information

	Nine Months Ended
	August 31, 2009	August 31, 2008
Changes in non-cash financing and investing activities:
Common stock issued for consulting and other expenses	$1,908,036	$480,000
Common stock issued for commitment fees	960,000	-
Common stock issued for prepaid consulting fees	739,791	-
Common shares issued for subscriptions received	-	275,136
Mineral claims royalty payable changes at period-end for mineral rights	80,000	30,000

Other cash flow information:
Interest paid	$7,230	$8,521

Note 13 – Commitments

a) Change of Control Agreement and Indemnity Agreements with Directors

The Company has entered into a change of control agreement with a director and principal executive officer of the Company. The agreement provides for severance arrangements where a change of control of the Company occurs, as defined, and such director is terminated.

In October 2008, the Company entered into Indemnity Agreements (“Agreements”) with three directors, Garry L. Anselmo, James F. Dixon and Stuart McCulloch, a related party, (collectively, the “Directors”). Pursuant to the terms of the Agreements, the Company granted a general indemnification to the Directors against all claims and costs that arise out of the scope or performance of duties as a director or officer of the Company.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2009 (Unaudited)
(Stated in United States Dollars)

Note 13 – Commitments (Continued)

b) Office Lease (Continued)

Fiscal years ending November 30, 2009 - 2010	$154,602
Fiscal year ending November 30, 2011	123,682
Fiscal year ending November 30, 2012	125,268
Fiscal year ending November 30, 2013	128,439
Fiscal year ending November 30, 2014	85,626
$617,617

Note 14 – Subsequent Events

Subsequent to August 31, 2009, the following events took place:

(a)

The Company completed private placements resulting in the issuance of an aggregate of 39,000,000 units at $0.01 per unit. Such units consist of 39,000,000 shares and 32,750,000 common stock purchase warrants. Each common stock purchase warrant is exercisable for an additional share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company recorded $5,000 of commission fees payable to a third party.

(b)

The Company received $80,000 in consideration for the sale of an aggregate of 8,000,000 units at a price of $0.01 per unit. These private placements have not yet been completed as shares have not been issued.

(c)	On October 6, 2009, the Company issued 333,618 common shares at a price of $0.0175 per share for a total of $5,838 in payment of investor relation consulting fees, pursuant to a consulting agreement.

(d)	In preparing the Company’s consolidated financial statements, management has evaluated events subsequent to August 31, 2009 through October 15, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the operating results and financial position of Silverado Gold Mines Ltd. (“Silverado” or the “Company”) for the nine months ended August 31, 2009. It should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the fiscal year ended November 30, 2008 and the interim unaudited consolidated financial statements for the nine-month period ended August 31, 2009.

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

OVERVIEW

The Company is engaged in the acquisition and exploration of mineral properties in the State of Alaska, through its wholly-owned subsidiary, Silverado Gold Mines Inc., and is involved with the development of a new environmentally friendly low-rank coal-water fuel (“LRCWF”) technology through its other wholly-owned subsidiary, Silverado Green Fuel, Inc.

The Company has committed over three decades of work to the exploration, development and test mining of gold properties throughout North America. In the mid-1980s, the Company decided to focus its efforts in Alaska. We have extensive experience in geological, geochemical and geophysical exploration techniques. Our mineral holdings are located in the Fairbanks Mining District and in the Koyukuk Mining District, consisting of both lode and placer mining claims. At the present time, the Company’s primary focus is the exploration and development of our Nolan Gold and Antimony Project and our Hammond Gold Property located 175 miles north of Fairbanks, Alaska. We are also continuing with exploration activities on our Eagle Creek Gold and Antimony Property and our Ester Dome Gold Project, which are both located in the Fairbanks Mining District.

The Company has also been working for seven years through its LRCWF division on the development of LRCWF, a non-toxic liquid fuel product derived from sub-bituminous and lignite coal. In its finished form the fuel would be a non-toxic, non-hazardous environmentally friendly strategic (liquid) fuel. Silverado is seeking financing to enable us to proceed with the construction of a commercial demonstration facility designed to document the combustion characteristics of Green Fuel. A successful demonstration project could lead to construction of a commercial production facility to manufacture the low-rank coal-water fuel as a replacement fuel for oil fired boilers and utility generators. In addition we look forward to our continued planning and progress designed to create a secondary fuel and other product facility designed to gasify and liquefy our green fuel to facilitate the creation of low cost rocket fuel, aviation fuel, gasoline, diesel fuel, synthetic natural gas, synthetic petrochemical feed–stocks, hydrogen for fuel cells, plastic, fertilizers, explosives, urea, ammonia CO2 for enhanced recovery in oil well production as well as a host of other products, all free of sulphur, heavy metals and particulate matter.

MINERAL EXPLORATION

The Company is a mineral exploration company with interests in properties located throughout the state of Alaska. The majority of such properties are in the early stages of exploration, and there is no assurance that a commercially viable mineral deposit exists on such properties.

The Company holds interests in the following four groups of mineral properties in Alaska:

1)	Nolan property;

2)	Hammond Property;

3)	Eagle Creek Property; and

4)	Ester Dome Property.

Based on the completion of a preliminary feasibility study by an independent and AIPG Certified Professional Geologist (the “QP”), our Nolan Gold and Antimony Lode Project has disclosed an economically viable mineral reserve. The preliminary feasibility study, entitled “Update of Mineral Resource and Reserve Estimates and Preliminary Feasibility Study, Workman’s Bench Antimony-Gold Lode Deposit, Nolan Creek, Wiseman B-1 Quadrangle, Koyukuk Mining District, Northern Alaska, January 1, 2009” (the “Technical Report”), concluded that the resource estimates disclosed by the Company in its Current Report on Form 8-K filed with the SEC on November 17, 2008 can be reclassified as a probable reserve. Though there were no material changes to the grades and quantities previously reported on November 17, 2008, there was additional data produced that added new grades and there was further work conducted on this zone that resulted in the aforementioned reclassification.

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

Overall mineral exploration performance during the nine-month period ended August 31, 2009 and management’s plan of operations for each property are discussed below.

1. NOLAN GOLD AND ANTIMONY PROPERTY

The Company owns a 100 percent interest in numerous mining claims on the Nolan Creek Project. As of August 31, 2009, the Company’s Nolan Gold Project consist of 204 unpatented, federal placer mining claims covering approximately 4,080 acres in three non-contiguous groups, and 407 unpatented federal lode mining claims covering approximately 8,140 acres in one large contiguous group. Many of the 407 lode mining claims are superimposed over the placer mining claims.

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

Under Silverado’s ownership since 1982, a total of 23,153 ounces of placer gold was recovered from channel and bench deposits in the Nolan Valley through 2006. The largest nugget recovered to date weighed 41.35 ounces and was valued at US$16,000 by weight. It sold for US$50,000. Most nuggets recovered at Nolan Valley are suitable for jewelry.

Placer deposits at Nolan Creek can be found in frozen gravel beds (ancient channel deposits) some of which can be mined year round. Test mining can be carried out by underground methods during the coldest winter months, and by surface methods most of the year. In the summer months when the gravel has thawed, snow melt water is available for gold recovery by hydraulic sluicing. The sluicing process uses only gravity and water within a closed circuit, ensuring that there is zero discharge to the environment. Lands disturbed by mining are fully reclaimed. The Company operates under 11 combined federal and state permits.

The Company currently is in a transitional phase between exploration and development on this property. The preliminary feasibility study, effective January 1, 2009 and amended on June 1, 2009 to reflect additional data, supported a probable mineral reserve of antimony and gold underlying the southwestern portion of the Solomon Shear Zone, an area referred to by the Company as Workman’s Bench. The study by the Company’s QP concluded that the Nolan Gold and Antimony Project in the Workman’s Bench area are economically viable. The results of the January 2009 preliminary feasibility study and the reserve estimates are disclosed in the Company’s Annual Report on Form 10-KSB filed on March 16, 2009 and the Company’s website: www.silverado.com.

The measured reserve estimates on Workman’s Bench, on which the pre-feasibility study was based, have not changed in the amended June 1, 2009 Technical Report. The QP chose to modify inferred Sb and Au resources estimates on the Pringle Bench upon further review of the distance between drill control points used in a polygonal analysis of the inferred resources on Pringle bench. The June 1, 2009 amended inferred resource estimates for the Pringle Bench and Nolan areas are shown below:

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

Cautionary Note to Investors concerning estimates of Probable Reserve

Readers are cautioned that the following estimates are under the category of a probable reserve and they are not a proven reserve, which requires a higher degree of feasibility study. These values are based off of a preliminary feasibility sturdy, which is not the same as a legal feasibility study.

Silverado’s Probable Lode Mineral Reserves, Nolan Creek Ares

Reserve Category	Cut-Off Grade (% Sb)	Quantity (tons)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Probable	4.0	42,412	28.00	11,880	0.408	17,300

Notes:

–	The effective date of these resources is January 1, 2009
–	Rounding may result in some discrepancies.
–	No processing recovery factors have been applied to these resource figures.
–	The unit ton refers to short tons.
–	Cut-off grade is 4.0% Sb ‘equivalent’, which the combined values of gold plus antimony expressed in terms of antimony alone.
–

Assay results for the 2009 drilling program received thus far have been disclosed in three press releases on September 3rd, 4th and 22nd. The grades and resource estimates above do not reflect these new assays. Additional assay results of drill core are pending and the antimony and gold resources will significantly change to reflect the new assay results. The new resource estimates will be determined by the QP. The additional assay results and any new resource estimates will be disclosed on the Company website (www.silverado.com)

Cautionary Note to U.S. Investors concerning estimates of Inferred Resources

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

Silverado’s Amended, Inferred Lode Mineral Resources, Nolan Creek Area

Resource Category	Cut-off grade (% Sb)	Quantity (ton)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Inferred	4.0	24,077	12.45	2,997.6	0.245	5,894.7

Notes:

–	The effective date of these resources is January 1, 2009; amended June 1, 2009.
–	Rounding may result in some discrepancies.
–	No processing recovery factors have been applied to these resource figures.
–	The unit ton refers to short tons.
–	Cut-off grade is 4.0% Sb ‘equivalent’, which is the combined values of gold plus antimony expressed in terms of antimony
–

Assay results for the 2009 drilling program received thus far have been disclosed in three press releases on September 3rd, 4th and 22nd. The grades and resource estimates above do not reflect these new assays. Additional assay results of drill core are pending and the antimony and gold resources will significantly change to reflect the new assay results. The new resource estimates will be determined by the QP. The additional assay results and any new resource estimates will be disclosed on the Company website (www.silverado.com)

Summary of Amended Inferred Antimony and Gold resources from ‘A’ and ‘West’ Zones, Pringle Bench

Category	Cut-Off Grade (% Sb)	Quantity (tons)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
‘A’ Vein Inferred	4.0	737	29.13	214.7	0.113	83.4
‘West’ Vein Inferred	4.0	1,951	9.86	192.3	0.049	94.7
TOTALS	4.0	2,688	15.14	407.0	0.067	178.1

Notes:

–	The effective date of these resources is January 1, 2009; amended June 1, 2009
–	Rounding may result in some discrepancies.
–	No processing recovery factors have been applied to these resource figures.
–	The unit ton refers to short tons.
–	Cut-off grade is 4.0% Sb ‘equivalent’, which is the combined values of gold plus antimony expressed in terms of antimony
–

Assay results for the 2009 drilling program received thus far have been disclosed in three press releases on September 3rd, 4th and 22nd. The grades and resource estimates above do not reflect these new assays. Additional assay results of drill core are pending and the antimony and gold resources will significantly change to reflect the new assay results. The new resource estimates will be determined by the QP. The additional assay results and any new resource estimates will be disclosed on the Company website (www.silverado.com)

The plan of operation for the Nolan Gold Project for the 2009 fiscal year is the continued advancement toward the development and mining stage of our Nolan Gold and Antimony Project, especially along the southwestern end of the Solomon Shear Zone in the Workman’s Bench Area. The Workman’s Bench area already has a portal and 570 feet of underground tunnels that will be used to access the subsurface during the extraction of a permitted 1,000 cubic yard bulk sample of gold and antimony ore.

During the third quarter of the fiscal year ended August 31, 2009, the Company continued implementing the recommendations of the preliminary feasibility study for the Workman’s Bench gold and antimony deposit and the Pringle Bench gold and antimony deposit. The Company drilled 20 diamond drill holes at Nolan, totaling 4,992 ft. Nine holes, totaling 2,663 ft, were drilled into the Solomon Shear Zone along Workman’s Bench. Eleven holes, totaling 2,329 ft, were drilled into the Solomon Shear Zone along Pringle Bench. Drill data combined with both ground and airborne geophysical data and soil geochemical data indicate that Workman’s Bench and Pringle Bench are part of the same structural zone.

The 2009 drilling program was conducted to extend the lateral and vertical extent of the gold and antimony mineralization along the Solomon Shear Zone, which includes the more defined zones; ‘A’ Zone, West Zone and ‘B’ Zone, which are potential resources. Silverado has now completed 71 diamond drill core holes on the property since beginning the Project drill program in 2007. The 2009 drill program consisted of two phases. The first phase of drilling involved expanding the current probable reserves of the Workman’s Bench gold and antimony deposit. The second phase of drilling involved not only expanding the resources of the Pringle Bench area, but verifying that the gold and antimony mineralized Solomon Shear Zone was a contiguous zone that extended from Workman’s Bench northeast across Pringle Bench and even further northeast along strike across the newest prospect referred to by the Company as the Hillside Area. These results may be viewed on our website at www.silverado.com under the loading “news” and under news releases of September 3rd, 4th, and 22nd.

All diamond core drilling was performed by Tri-Con Mining Inc. The core recovery averaged 90-95% in most drill holes. All drill core was logged and photographed by contract geologists. Once all technical data was derived from the core, the core was cut lengthwise. The half-core was sampled by pre-determined intervals based on geology, and placed in sealed sample bags and labeled with the assigned sample number. All samples were delivered to ALS Chemex in Fairbanks for analysis. Individual sample shipments (batches) did not exceed 20 samples, and each batch that was submitted to the lab contained two (2) standard samples and one (1) blank sample for analysis. From time to time the Company instructed the laboratory to assay duplicate samples of the pulp from the drill core.

The first phase of the 2009 diamond drill season focused on Workman’s Bench, specifically on the southern extension of the Solomon Shear Zone’s primary resource target known as the ‘A’ Zone antimony-quartz-carbonate-gold fault vein. The ‘A’ Zone encompassed a probable reserve based on 2007 and 2008 drill data, yet there remained over 250 vertical feet of potential near surface antimony and gold mineralization, above the current probable reserve, that had not been drilled into. The ‘A’ zone remains open to the south but a topographic survey during the early arctic summer indicated a drill target of over 250 vertical feet, above the disclosed probable reserve, that was not drilled into due to lack of heavy equipment access during 2007 and 2008. During 2009, eight of the nine holes drilled at Workman’s Bench intercepted the ‘A’ Zone above the previously disclosed probable reserve.

The second phase of the 2009 drill program took place along Pringle Bench and focused on intercepting the ‘A’ Zone at depths below the 2007 drilled intercepts as well as along strike to the southwest and to the northeast of previous drilling and trenching geochemical data. During 2009, ten of eleven holes intercepted the ‘A’ Zone at Pringle Bench. The Company is waiting on drill core assay results of the other potential zones at Pringle Bench referred to as the ‘West’ and ‘B’ and ‘C’ zones.

Eighteen of the 20 holes intercepted the ‘A’ zone during the 2009 drill program. Two of the holes were abandoned due to drilling difficulties and therefore did not intercept any significant mineralization. Drill core assay results of the 2009 drill program have been disclosed in Company news releases on the 3rd, 4th, and 22nd of September, 2009, but more assay results are pending. The drill core assay results could increase the previous resource estimates for both the Workman’s Bench and Pringle Bench properties.

Readers and investors need to take caution that the Company QP has not made a final determination of the resource estimates since assay results are still pending. The QP will look at the spacing of drilled intercepts as well as the type of mineralization and the geochemical assay results of the intercepts before the final estimates are disclosed. The Company will release additional assay results of the drill program as the results are received and compiled.

Based on the new 2009 drill data, Company and contract geologists along with the Company QP have confirmed that the gold and antimony mineralized zones correlate with the surface geochemistry and geophysical data that extends northeast past Pringle Bench along the strike through an area referred to as the Hillside Lode Prospect. The Company has stated previously that the Hillside Area was thought to be the source of the placer gold mined from the gravel benches located along the left limit of Nolan Creek between Smith and Archibald Creeks. The Hillside Lode Prospect is located uphill of the gold-rich gravel benches mined by Silverado as recent as 2006.

In addition to the 2009 drill program, the Company has been aggressively seeking permits and also compiling various studies by numerous contractors to meet application requirements for ongoing permits. In order for the project to advance to the development stage at Nolan, the permitting process involves various characterization studies. Some of these studies are seasonally dependent and some require time periods that can delay the permitting process. The baseline water quality sampling which began in June of 2008 and was halted due to freezing temperatures during October of 2008 was continued in early June of 2009. The last baseline water sample for 2009 will be collected in late September or early October.

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

During the next three months, Silverado will continue to implement the recommendations of the preliminary feasibility study that was completed by the Company QP Thomas K. Bundtzen. The QP will determine additional resource estimates and these estimates will be disclosed to the public as soon as they are completed by the QP. The QP will also oversee geotechnical studies as well as the acid rock characterization study. The Company will continue upgrades to the infrastructure at Nolan. The company plans to construct additional access trails for drilling into the Hillside Zone and will perform additional surveying for planning and design purposes. The Company will continue with aggressive permitting and will seek additional capital needed for the procurement of a pilot mill and equipment that will be used during the extraction and processing of the permitted 1,000 cubic yard bulk sample of gold and antimony ore.

In addition to the advice of the QP, Silverado will implement the advice and strategy of Mr. Peter Hooper who is a member of the Company’s new Advisory Board. A brief resume of Mr. Hooper is listed in the August 24, 2009 news release on Silverado’s website (www.Silverado.com). Mr. Hooper offers the scale of experience that the Company needs to move through the development stage and into the mining stage. The Company’s Advisory Board was created to increase the Company’s expertise in financing, mining and operations.

During the next three months, Silverado plans to initiate lode development in the Workman’s Bench area as follows:

1.	Continued aggressive permitting.
2.	Compilation of all new 2009 drill data and assay results in an effort to further increase resource estimates along the gold and antimony mineralized Solomon Shear Zone.
3.	Baseline characterization studies for permitting purposes.
4.	Acid and Base Accounting (ABA) for potential acid drainage issues.
5.	Procurement of equipment and infrastructure upgrades needed for the underground extraction of a 1,000 cubic yard bulk sample.
6.	Development of additional road infrastructure along the northern extension of the Solomon Shear Zone (Hillside Prospect) that has not been drilled by a diamond core drill to date.
7.	Underground extraction of a bulk sample of antimony and gold ore for additional processing studies and assays.

We will be seeking to raise up to approximately $30,000,000 to continue our exploration and permitting, while continuing and beginning mining development activities on the Nolan Gold Project. The actual amount that we spend on these projects will depend on the actual amount of funds that we are able to raise. We are presently seeking to obtain sufficient financing to enable us to proceed with these plans.

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

3. EAGLE CREEK PROPERTY

The Eagle Creek property is comprised of 77 Alaska state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The total area of the claims equals approximately 3080 acres and all claims are valid. There has been no legal survey on the claims. Ownership of the claims is in the name of Silverado Gold Mines Inc. There is an "option to purchase" agreement with Arley Taylor (i.e., now with his descendants), to purchase a 100% interest in the property for $400,000, of which $43,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing. The original option agreement with Arley Taylor was acquired through an agreement with S. Tan who assigned the agreement to us in consideration of 15% royalty from production (15% of net operating profits after payback of costs). We have continued to make option payments on the Eagle Creek property based on the agreement, and as a result all of our mineral claims and options are in good standing.

The Eagle Creek property is accessed by the Steese Highway, 10 miles north of Fairbanks, Alaska to Fox, Alaska, then traveling along the Elliot highway 6 miles north to Murphy Dome Road, then west along Murphy Dome Road about 5 miles to the property. The Number One Vein on this property was the lode quartz gold structure that was historically mined commercially for antimony.

Historically, Eagle Creek was Alaska’s second largest antimony producer. In the late 1980s, Silverado built a 100 tons per day (TPD) gravity plant and processed the old mine dumps, successfully selling all antimony produced. In addition to the high-grade gold bearing quartz veins found on Silverado’s large Eagle Creek property, the Company, in 2006, identified what appeared to be a gold mineralized pluton which is a granitic or igneous (fire formed) rock located on the claims above the placer gold Treasure Creek portion of the property. This may lead to the development of a gold deposit, and may make ideal feedstock for the Kinross Fort Knox mill nearby.

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

Reclamation work to complete the closure of the Grant Mill Tailings Pond is in the permitting stages. The earthwork construction required to close the tailings pond requires permits issued by the Alaska Department of Environmental Conservation. The Company has commissioned a third party environmental and engineering firm to assist with the permitting process. A cost analysis of the tailings pond closure is under review by the Company and by a third party environmental and geotechnical engineering firm. The pond is filled to capacity, and will be capped and decommissioned after final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies. There will be limited field work on the property during the summer of 2009, which will consist of small scale surveys and minor geochemical studies.

Due to the current price of gold, the Company is considering whether to increase exploration efforts on the property. Currently, however, the Company is primarily focused on the continued exploration and future development of the Nolan Gold and Antimony Project in northern Alaska.

There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of Silverado’s mineral properties (excluding the Nolan Property).

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash inflow has been generated mainly from sales of shares of the Company’s common stock, gold sale proceeds earned during the exploration stage, debentures and loans. The Company’s continuing operations as intended are dependent on management’s ability to raise required funding through future equity or debt financings, asset sales or a combination thereof.

As of August 31, 2009, the Company had a deficit working capital of $1,083,000 as compared to a deficit working capital of $1,294,000 as of November 30, 2008. The Company’s total assets for such periods were $3,219,000 (November 30, 2008: $3,314,000) and the total current assets were $772,000 (November 30, 2008: $484,000), respectively. Current assets consist of $20,299 (November 30, 2008: $101,097) in cash and gold inventory and $751,367 (November 30, 2008: $383,358) in prepaid and other receivables. Included in prepaid and other receivables were non-cash prepaid consulting fees of $739,791 (November 30, 2008: $333,500) paid by issuances of the Company’s common stock. The Company had cash and cash equivalents of $13,983 as of August 31, 2009 as compared to cash and cash equivalents of $50,991 as of November 30, 2008.

The majority of the Company’s assets are long-term or non-cash in nature and thus considered being of lower liquidity. Included in current liabilities is $1,071,000 due to related parties, which has been classified as financing activities in the Company’s cash flow statements. The Company has not yet generated revenues since recommencement of the exploration stage from December 1, 2001.

During the nine-month period ended August 31, 2009, the Company raised $1,417,000 of net proceeds through completed private placements and received $70,000 through uncompleted private placement subscriptions. During the nine months ended August 31, 2009, the Company received $222,509 as a result of mining equipment disposals and spent $99,080 of claim fees and a royalty payment on the Company’s mineral properties.

During the nine-month period ended August 31, 2008, the Company raised $3,782,000 of net proceeds through completed private placements. The Company paid $694,000 of outstanding payables due to related parties, namely the Tri-Con Group, which was disclosed as financing activities. In addition, the Company spent $139,000 of claim fees and royalty payments on the Company’s mineral properties and $308,000 on purchases of equipment.

The Company has been reviewing its budget and financing requirements for its current business needs and the commencement of further exploration and early stage production at its Nolan Creek property in Alaska. With the extensive operations that the Company already has in place in Alaska, the review is considered a management review of the already established budgets. The primary objective is to ensure that development costs are still current and that the budgets are up to date.

With the review and agreement of these budgets, the Company will continue the current process of seeking to arrange financing of those operational budgets, exploration and near term production to meet the requirements of the work program. The Company has also commenced discussions with various finance groups for its senior financing requirements for the Nolan Creek project.

During the nine months ended August 31, 2009, The Company has spent $654,000 on the Company’s drilling program and mineral exploration. Our plan of mining operations in Alaska anticipates that we will need to raise and expend $10,000,000 during the fiscal year 2009. In addition, we intend to raise and spend $100,000 on research and development for the Green Fuel project and approximately $600,000 for the remaining three-month period on general and administrative costs in the Company’s Vancouver head office.

The Company expects to continue to be funded primarily from equity financings. The ability of the Company to complete the exploration and development of its mineral properties and the research and development of its LRCWF project is dependent on the Company’s ability to obtain the necessary financing. There is no assurance that we will be able to raise the financing necessary to enable us to implement our business plan.

RESULTS OF OPERATIONS – Three Months Ended August 31, 2009 and 2008

The Company has not yet generated revenues since recommencement of the exploration stage from December 1, 2001. For the three months ended August 31, 2009, we reported a net loss of $1,010,000, or $0.001 per share, compared to a net loss of $2,716,000, or $0.003 per share for the three months ended August 31, 2008. The major increase in the current quarter, as compared to the same period in 2008, is $208,000 of consulting fees. Such increase was mainly due to the increased consulting requirements related to the Company’s restructure, equity financing, development and expansion. Included in $559,202 of consulting fees for the three months ended August 31, 2009 was $556,000 of non-cash consulting fees paid through the Company’s common stock issued during current and prior periods.

During the three months ended August 31, 2009, the Company wrote off $600,000 of payables due to the related party, Tri-Con Mining Inc., which was recorded as a decrease of related party charges in the consolidated statements of operations. In addition, for the three-month period ended August 31, 2009, the Company’s exploration expenses decreased by $607,000, its related party charges in excess of incurred cost decreased by $846,000 (including $600,000 payables written-off), and its other general and administrative expenses decreased by $730,000 as compared to the same period in 2008. The decreases are mainly due to cash limitations and the development of a restructuring plan that the Company is working on to fund its exploration and development activities.

RESULTS OF OPERATIONS – Nine Months Ended August 31, 2009 and 2008

The Company has not yet generated revenues since recommencement of the exploration stage from December 1, 2001 to August 31, 2009. For the nine months ended August 31, 2009, we reported a net loss of $5,291,000, or $0.004 per share, compared to a net loss of $6,420,000, or $0.007 per share for the nine months ended August 31, 2008. The major increases included in the net loss for the nine-month period, as compared to the same period in 2008, are increases of $1,362,000 for consulting fees, $32,000 for transfer agent and filing fees, $174,000 for loss on disposal of mining equipment and $960,000 for non-cash commitment fees paid through the Company’s common stock. Such increases were mainly due to the increased consulting requirements related to the Company’s efforts relating to restructuring, equity financing, development and expansion. Included in $2,209,000 of consulting fees for the nine months ended August 31, 2009 was $2,148,000 of non-cash consulting fees paid through issuances of the Company’s common stock.

During the nine months ended August 31, 2009, the Company wrote off $261,000 of convertible debentures and accrued interest, and $600,000 of payables due to the related party, Tri-Con Mining Inc. For the nine-month period ended August 31, 2009, the Company’s exploration expenses decreased by $1,318,000, its related party charges in excess of incurred cost decreased by $1,084,000 (including $600,000 payables written-off), and its other general and administrative expenses decreased by $1,263,000 as compared to the same period in 2008. The decreases are mainly due to cash limitations and the development of a restructuring plan that the Company is working on to fund its exploration and development activities.

Currently the Company is in a transitional phase between exploration and development at its Nolan gold and antimony property. Our ability to complete the transition is dependent, in large part, upon our completing additional equity financings.

RELATED PARTY TRANSACTIONS

1. Service Agreements

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. (collectively the “Tri-Con Group”), all of which are controlled by a director and officer of the Company.

The Tri-Con Group is operations, exploration and development contractors and has been employed by the Company under contracts since 1972 to carry out all of the Company’s fieldwork and to provide field administrative and management services. Under the current contracts dated January 1, 1997, work is charged at cost plus 25% for exploration and cost plus 15% for development and mining. The term “cost” means out-of-pocket or actual cost incurred by Tri-Con Group plus 15% for office overhead including stand-by and contingencies. There is no mark-up on capital purchases. The Tri-Con Group does not charge the Company for the services of any of its directors who are also directors of the Company. In addition, per the terms of the agreements, the Company paid a base administration fee of CDN $10,000 per month to Tri-Con Mining Ltd. and US $10,000 per month to Tri-Con Mining Inc.

For the nine months ended August 31, 2009, the Tri-Con Group’s services focused mainly on corporate planning; mining, drilling and engineering planning and preparation for production on the Company’s Nolan property; equipment and property maintenance; and administration services at both the field and corporate offices. In recognition of the Company’s cash flow constraints, the Tri-Con Group has forgiven payment on $600,000 of receivables due from the Company in June 2009. As of August 31, 2009, after the offset of the amount forgiven, Silverado owed $1,071,475 (November 30, 2008: $1,076,881) to the Tri-Con Group for exploration and administration services performed on behalf of Silverado.

The following is a summary of Tri-Con Group charges for the nine months ended August 31, 2009 and 2008:

	Nine Months Ended
	August 31, 2009	August 31, 2008
Mineral exploration and administration services	$1,213,603	$3,093,085
General administration and management services	443,961	956,668
Write-off of charges	(600,000)	-
	$1,057,564	$4,049,753
Amount of total charges in excess (shortage) of cost incurred	$(143,690)	$940,654
Percentage of excess (shortage) amount charged	(13.59)%	23.23%

2. Consulting Agreement

Effective April 1, 2009, a consulting agreement was signed between the Company and a private company controlled by a director of the Company. Pursuant to the agreement, the Company agreed to pay the private company CDN $7,500 plus GST per month for corporate planning, business development and investor relations services, as requested by the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources and would be considered material to investors.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies (the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments) are outlined in the Notes to the Company’s interim consolidated financial statements as of August 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, Silverado is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of August 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and former Chief Financial Officer, Garry L. Anselmo and our current Chief Financial Officer, Donald Balletto. Based upon that evaluation, it was concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During the nine months ended August 31, 2009, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, nor is the Company’s property the subject of any material pending legal proceedings. The Company also is not aware of any material legal proceedings being contemplated by a governmental authority.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has not sold any unregistered securities during the period covered by this report other than those previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

The Company is not currently in material default of indebtedness that exceeds 5% of the total assets of the Company and its consolidated subsidiaries.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to a vote of security holders during the period covered by this Report.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Number	Description of Exhibit

3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.6	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.7	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.8	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.9	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.10	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.11	2006 Stock Option Plan (10)
10.12	2006-II Stock Option Plan (11)
10.13	2007 Stock Option Plan (12)
10.14	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (14)
10.15	2007-1 Equity Compensation Plan (13)
10.16	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007 (15)
10.17	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, and James F. Dixon, each dated October 27, 2008 (16)
10.18	2009 Equity Compensation Plan (17)
10.19	2009-II Equity Compensation Plan (18)
10.20	Equity Line of Credit Agreement between the Company and Ashborne Finance Ltd.(19)
10.21*	Consulting Agreement between the Company and 1315781 Ontario Inc.
14.1	Code of Ethics (9)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.

(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on September 7, 2007.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2008.
(16)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on October 29, 2008.
(17)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on January 29, 2009.
(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on June 1, 2009.
(19)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 12, 2009.

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: October 15, 2009	/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer)

DATE: October 15, 2009	/s/ Donald Balletto
Donald Balletto
Chief Financial Officer
(Principal Financial Officer)