Form 10-K
period 2009-11-30
SILVERADO GOLD MINES LTD
filed 2010-03-12
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2009

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

Registrant's telephone number: (800) 665-4646

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, no par value

Title of each class	Name of each exchange on which registered
Common Stock, no par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes      [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes      [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes      [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes      [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [   ] Yes      [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,269,827 as of May 31, 2009.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [   ] Yes      [   ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,661,369,045 common shares, no par value, outstanding as of March 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) intowhich the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

PART 1

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of applicable securities laws relating to Silverado Gold Mines Ltd. (“Silverado”, the “Company”, “we”, “our”, or “us”). These forward-looking statements represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of test mining activities and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration activities, including test mining activities, availability of funds, environmental reclamation, variability of quarterly results, our ability to continue growth, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan”, “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” and the negative of such terms or other comparable terminology. Statements in this annual report regarding planned mineral exploration and drilling activities and any other statements about Silverado’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risk factors outlined in Item 1A below, and, from time to time, in other reports we file with the SEC. These factors or uncertainties materialize or should the underlying assumptions prove incorrect, actual results could differ materially from those indicated in the forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we disclaim any obligation to publicly update these statements to reflect events or circumstances after the date on which such statement is made, or disclose any difference between its actual results and those reflected in these statements. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor may cause actual results to differ materially from those contained in any forward-looking statements.

CAUTIONARY NOTE TO U.S. INVESTORS CONCERNING ESTIMATES OF RESERVES AND RESOURCES

The mineral estimates in this Annual Report on Form 10-K have been prepared in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). The terms “mineral reserve”, “proven mineral reserve”, “probable mineral reserve”, “measured resources”, “indicated resources” and “inferred resources” are Canadian mining terms as defined in accordance with NI 43-101. U.S. investors are cautioned that the United States Securities and Exchange Commission does not recognize these resource classifications. There is no assurance that any of our mineral resources will be converted into reserves under the disclosure standards of the United States Securities and Exchange Commission. Further, “‘inferred resources” have a great amount of uncertainty as to their existence, and economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that part or all of an “inferred resource” exists, or is economically or legally mineable.

INTRODUCTION

Silverado is engaged in the acquisition and exploration of mineral properties in the State of Alaska, through its wholly-owned subsidiary, Silverado Gold Mines Inc., and in the development of a liquid fuel derived from low-rank coal through its other wholly-owned subsidiary, Silverado Green Fuel, Inc.

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

Silverado’s cash inflow has been generated mainly from private financings, gold sale proceeds earned during the exploration stage, debentures and loans. The Company’s continuing operations are dependent upon private financings to operate our business.

Silverado has been working for eight years on the development of low-rank coal-water fuel (“Green Fuel”), a non-toxic liquid fuel product derived from sub-bituminous and lignite coal. In its finished form, the fuel is a non-toxic, non-hazardous environmentally friendly strategic (liquid) fuel. Silverado is seeking financing to enable us to proceed with the construction of a commercial demonstration facility designed to document the combustion characteristics of Green Fuel. A successful demonstration project could lead to construction of a commercial production facility to manufacture the low-rank coal-water fuel as a replacement fuel for oil fired boilers and utility generators.

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

Our exploration activities are managed and conducted by affiliated companies, Tri-Con Mining Ltd. (“Tri-Con”) and Tri-Con Mining Inc., pursuant to written operating agreements. Each of Tri-Con, and Tri-Con Mining Inc. are privately-owned corporations controlled by Garry L. Anselmo, who is our president, chief executive officer, and the chairman of our board of directors.

MINERAL EXPLORATION BUSINESS

We are a mineral exploration company with interests in properties located throughout the state of Alaska. The majority of such properties are in the early stages of exploration, and there is no assurance that a commercially viable mineral deposit exists on such properties. Effective January 1, 2009, based on completion of a preliminary feasibility study, our Nolan Gold and Antimony Lode Project has disclosed an economically viable mineral reserve. Additional resource estimates were calculated for the Nolan Gold and Antimony Project effective January 7, 2010. Refer to Item 2 section 6 for the Nolan Gold and Antimony Project Mineral Reserves and Resource Estimates. Certain definitions of geological and technical terms used in this Annual Report on Form 10-K are provided in the Glossary of Terms under Item 2. Readers and investors are cautioned that many of these terms, such as “inferred resource” and “indicated resource” are terms used and accepted by the Canadian Institute of Mining (CIM), and although these terms are recognized and required by the Canadian Securities regulations, they are not recognized by the United States Securities and Exchange Commission.

We hold interests in the following four groups of mineral properties in Alaska:

1.	Nolan Gold Project;
2.	Ester Dome Gold properties;
3.	Hammond properties; and
4.	Eagle Creek properties.

A description of our operations with respect to each of these mineral properties is as follows:

1.       Description of Operations at the Nolan Gold Project

1.1      Nolan Gold Project Background

The Nolan Gold Project consists of both placer-style and lode-style deposit types for exploration and development. The Nolan Placer Gold Project involves exploration and development of gold occurring in placer deposits such as stream channels or ancient remnants of placer gold deposits. The Nolan Lode Gold and Antimony Project consist of exploration work designed to locate bedrock structures or formations of bedrock which host gold and antimony mineralization. These two facets of the Nolan Gold Project complement each other, as every stone or pebble in a placer deposit is a piece of rock eroded from some near or distant bedrock formation, and each gold nugget or grain of gold in a placer deposit was originally part of a bedrock formation or structure with lode gold mineralization. Because a placer deposit originates from a lode source, the search for the Nolan lode source involves unraveling the sequences of events that caused a placer deposit to form, as well as applying various geological, geochemical and geophysical exploratory investigations.

The Nolan Gold Project consists of numerous mineral prospects that are in the early stages of exploration, as well as mineral prospects in the advanced stages of exploration. During the years previous to 2007, the Company focused only minimal exploration effort on finding a lode source for gold and focused mostly on the exploration and development of placer gold. During 2007-2009, the Company focused its efforts on the lode potential of the Nolan Creek property, herein referred to as the Nolan Lode Gold and Antimony Project. The project is in the advanced stages of exploration and is potentially moving toward the development stage. During September of 2008, the Company commissioned an independent mining consultant to perform a preliminary feasibility study of the Workman’s Bench lode gold and antimony deposit. The results were released to the public on January 5, 2009. The same independent consultant did another resource calculation for the 2009 drill program at Nolan Creek. These new resource calculations were disclosed to the public on January 7, 2010.

The previous (prior to 2008) bulk sampling projects of placer gold from the gravel benches along the left limit of Nolan Creek had indicated that there was an association between some of the placer gold recovered and an antimony sulfide mineral called stibnite which commonly coated the coarser and angular gold nuggets. Stibnite is a sulfide mineral, and is a common pathfinder mineral for gold exploration and consists of the elements antimony and sulfur.

1.2         Nolan Gold Project’s Exploration Approach and Focus

2007

The new exploration approach began in 2007 and involved not only looking for the lode source of the gold, but also giving economic consideration to the element antimony in addition to the gold, for exploration and development. In 2007, the Company began a new systematic and more scientific approach that combined soil and rock (surface) geochemical data and geophysical data (airborne and ground) with subsurface drill core geochemical and geological data. The data was compiled into a Geographical Information System (GIS) database. All GIS surface data acquired in the field was located with a Global Positioning System (GPS).

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

The 2007 and 2008 drill results in the Workman’s Bench area were not sufficient to define a probable reserve, but the drill results combined with the preliminary feasibility study was sufficient enough to define a probable reserve. Reserves and resources are listed in Item 2, below.

2009

During 2009 the exploration approach and focus was on advancing to the potential development stage which involved collecting baseline environmental data and performing characterization studies for permitting obligations such as the acid rock drainage study which is still ongoing. In addition, the Company performed critical upgrades to the Nolan Creek Camp facility in preparation for a crew of mining personnel to assist with the proposed bulk sampling program. Due to insufficient investment capital, the permitted 1,000 cubic yard underground bulk sample of antimony-gold ore was not initiated. Instead, planned 2010 HQ drilling will provide large enough care to conduct relevant metallurgical studies on different areas of the ore body.

During the summer of 2009 the Company drilled 20 diamond core drill holes totaling 4,992 feet under Workman’s and Pringle Benches. The drill program was focused on increasing the size of the ‘A Zone’ beyond the 2008 resource and reserve blocks. The drill results at both Workman’s and Pringle Benches were not spatially located for a reserve status but they were sufficient for an inferred resource. Refer to Item 2 below for the resource and reserve estimates.

Another goal of the summer drill program was to connect the resource blocks of the Workman’s and Pringle Bench Prospects. Drilling in the Smith Creek lowlands encountered problems that will require a larger drill in order to extract core samples and to have a contiguous resource block that connects Pringle Bench to Workman’s. However, drilling along the south end of Pringle Bench in 2009 combined with soil and geophysical anomalies has confirmed that the Main Zone of gold and antimony mineralization encountered in Workman’s and Pringle Bench are part of the same northeast trending zone.

In addition, our operations involve honoring our obligations to return the land to its natural state when possible. During 2007, we removed scrap materials and sealed the Swede Channel and Mary’s East sub surface placer exploration portals as part of our reclamation obligations with the Bureau of Land Management. During 2008, we reclaimed 27.5 acres of disturbed land as part of our continued reclamation obligations with the Bureau of Land Management. We will continue to work on our reclamation obligations with the Bureau of Land Management. During 2009 the Company took advantage of the historic trails and used the Company-owned tracked diamond core drill rig to move about without disturbing the landscape. More detailed description of our Nolan Gold Project operations is discussed in the following sections:

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

The 2006-2007 winter stockpile contained 18,320 LCY (Swede Channel and Mary’s East combined) of gravel material, and was processed from June through July of 2007 at the existing sluice plant location, yielding 2,811.74 troy ounces of gold nugget gold and over 207 pounds of concentrate that contained gold particles smaller than ¼ inch in size. The fine concentrate yielded 915.06 troy ounces of gold (30% gold), which when combined with 2,811.74 troy ounces of nugget gold recovered in 2007 totals 3,726.80 troy ounces. Also, the fine concentrates yielded 65.10 troy ounces of silver or 2.15% silver which was included in gold inventory.

The Swede channel and Mary’s East portals were both sealed after completion of the underground bulk sampling projects. Both sites were reclaimed in summer 2007 as required by the Bureau of Land Management.

1.3.2    2008 Nolan Lode Gold and Antimony Bulk Sampling Project

During 2008, the Company did not explore for placer gold resources. Exploration focused on the lode potential of the Main Zone of gold-antimony veining at Workman’s Bench which required drill intercepts to be spaced close enough to define the various zones, especially the ‘A Zone’ Vein fault. The ‘A Zone’ was to be the sample target for a future 1,000 cubic yard bulk sample. The extraction of a bulk sample or samples of gold-bearing semi-massive to massive stibnite (antimony mineral) is necessary for mineral processing and metallurgical.

On November 16, 2007, Silverado began the excavation of the Workman’s Bench Portal and continued excavating 570 feet of underground workings into the bedrock below Workman’s Bench. The tunnels were finished in early February of 2008. The tunnels are interconnected and serve a multitude of purposes. The first purpose was for determining the overall width of the veined gold and antimony mineralized zone and establishing the strike and dip of the individual quartz-gold-antimony veins. The second purpose was for the collection of insitu bedrock channel samples for geochemical assays, and the third was for the collection of significantly larger (bulk) samples of the main gold and antimony vein referred to by the Company as the Zone A vein, that typically consists of massive stibnite and gold, for more accurate geochemical assays as well as for preliminary milling and processing studies of the gold and antimony.

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

1.3.3    2009 Nolan Lode Gold and Antimony Bulk Sampling Project

During 2009 the Company was unable to acquire the investment capital to initiate the underground 1,000 cubic yard bulk sample of gold-antimony ore from the reserve block that underlies Workman’s Bench. The Company honored permit obligations and also collected additional geotechnical and geological data which will assist in the success of the underground bulk sample. The underground tunnels and portal were inspected and appeared to be in structurally sound condition. The summer and fall drilling program added geologic and geotechnical data that will assist the bulk sampling program (See Item 2 – Description of Property, below).

1.4        Nolan Placer Gold Project Exploration

1.4.1    2007 Nolan Placer Gold Exploration

During March and April 2007, placer gold exploration focused on drilling along the left limit of Nolan Creek to explore both north and south of the Mary’s East and Swede Channel deposits. Further placer drilling was carried out within the area between the Mary’s East/Swede Channel Deposits and the Topnotch Prospect. A total of 130 reverse circulation (RC) drill holes were completed during that drilling program with a total drill footage of 6,005 feet.

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

1.4.2    2008 and 2009 Nolan Placer Gold Exploration

During 2008 and 2009, the Company did not do any field exploration work such as reverse circulation (RC) drilling or any other active exploration for placer gold. The Company focused on the Nolan Lode Gold and Antimony Project.

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

1.4.3    Nolan Placer Gold Exploration 2010 Work Plan

Currently the Company is focusing on the Nolan Lode Gold and Antimony Project with an emphasis on infill drilling for more accurate resource estimates in the Workman’s and Pringle Bench Areas.

However, due to the current gold prices, the Company may explore for placer gold within benches farther upslope along the left limit of Nolan Creek. More infill RC drilling is needed on Jack London Bench and other benches on the left limit of Nolan Creek. Jack London Bench is upslope of the former drift mined gold-rich channels that were sampled by Silverado in 2006 and 2007. All targets for exploration along the left limit of Nolan Creek are well above the elevation of Nolan Creek. The Nolan Creek Deep Channel is a primary consideration for exploration and development, but additional data is needed for hydrologic studies.

Based on previous RC drill data, the Company believes the best target for placer gold exploration and development is located in the Slisco Bench which is part of our Hammond Property and is discussed below.

Budget projections for this project are detailed under the section “Projected Annual Budget for 2010”

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

Sample Number	Stibnite Target Vein Zone	Sample Location Number Or Tunnel	True Width In feet	Sb (%)	Au (oz/t)	Brief Description
203405 Bench Test Sample	‘West’ Zone	Tunnel D	1.5	41.20	0.110	Semi-massive stibnite, quartz gangue
203789	‘West’ Zone	Tunnels A and D	1.5	22.48	0.556	Wall rock of connecting drift
203808	A Zone	Tunnel D	1.50	43.64	1.19	Nearly massive stibnite with quartz
WBUG3 S1	‘A’ Zone	Site 3B	0.42	52.10	0.676	Massive Stibnite Vein in North Drift
WBUG3 S2	‘A’ Zone	Site 3B	0.42	58.89	0.329	Massive Stibnite Vein in North Drift
WBUG3 S3	‘A’ Zone	Site 3A	0.42	60.90	0.031	Massive Stibnite Vein in North Drift
WBUG3 S4	‘A’ Zone	Site 3B	0.42	55.71	0.451	Massive Stibnite Vein in North Drift
WBUG3 S5	‘A’ Zone	Site 3B	0.42	11.10	0.444	Semi-Massive Stibnite Vein in North Drift
WBUG8- S2	‘A’ Zone	Site 8	0.42	58.76	0.145	Massive stibnite Vein in South Drift
203802	‘A’ Zone	Tunnel C	2.50	37.78	0.076	Semi-Massive Stibnite Vein in South Drift
203810	‘B’ Zone	Tunnel C	0.5	41.0	0.696	Nearly massive stibnite with quartz, south drift
203791	‘B’ Zone	Tunnel A	0.50	39.73	0.362	Nearly massive stibnite with hanging wall north drift
WBUG8 S1	‘A’ Zone	Site 8	0.42	57.52	0.359	Massive stibnite Vein in South Drift
WBUG5 S2	‘B’ Zone	Site 5	0.42	50.04	1.040	Massive Stibnite Vein in North Drift

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
#WBUG3 S5
Au 15.300
Ag 0.03
As 2520
Pb 4.5
Sb 11100
#203789
Au 19.200
Ag 10
As 4152
Pb 141
Sb 224850
#203791
Au 12.500
Ag 4
As 1163
Pb <2
Sb 397350
#WBUG5 S1
Au 1.805
Ag 0.34
As 46.5
Pb 0.4
Sb 210200
#WBUG5 S2
Au 35.800
Ag 0.67
As 0.7
Pb 0.2
Sb 500400
#WBUG5 S3
Au 1.085
Ag 0.24
As 11.6
Pb 0.3
Sb 133800
#203802
Au 0.076
Ag 5
As 68
Pb <2
Sb 377850
203488
(bench test)
67 veins,
21 with
Sb2S3
79 veins,
22 with
Sb2S3
edge of major
stockwork
concentration
A Zone
B Zone
C Zone
WBUG8 S1
Au 12.400
Ag 0.73
As 1
Pb <0.2
Sb 575200
#WBUG8 S2
Au 5.030
Ag 0.73
As 0.7
Pb <0.2
Sb 587600
#WBUG8 S3
Au 24.000
Ag 1.26
As 2.5
Pb <0.2
Sb 580200
#WBUG9 S1
Au 2.920
Ag 0.45
As 18.8
Pb <0.2
Sb 339200
#WBUG9 S2
Au 4.470
Ag 0.19
As 459
Pb 0.4
Sb 173400
203788
(bench
test)
minor Sb2S3
end of vein swarm
#WBUG9 S3
Au 3.230
Ag 0.05
As 2530
Pb 3.8
Sb 87400
#WBUG9 S4
Au 17.750
Ag 0.18
As 5590
Pb 2.3
Sb 73400
#WBUG9 S5
Au 1.775
Ag 0.03
As 4680
Pb 4.9
Sb 400
#203810
Au 24.000
Ag 3
As 66
Pb <2
Sb 410400
LEGEND
Quartz veins, +/- sulfides, showing dip (GRAPHIC DEPICTION)
Quartz-stibnite veins showing dip (GRAPHIC DEPICTION)
Dark gray, locally sulfide bearing phyllitic schist
Strike and dip of foliation
Sample analyses from NE striking vein faults; data are reported in parts per million
Sample analyses from NW fractures and wall rocks; data are reported in parts per million
Sample analyses from veins; collected by Dr. Karsten Eden; data are reported in parts per million

2007 and 2008 view of Workman’s bench mineralized zones, showing locations of underground workings, drill hole control, and interpreted extensions and overall widths of A, B, C and West Zones.

07SH17
252'
08SH25
08SH31
08SH29
08SH08
07SH16
08SH28
08SH09
08SH26
08SH27
08SH21
08SH19
08SH20
08SH07
08SH10
08SH22
08SH24
08SH23
07SH15
07SH14
07SH13
07SH13
08SH12
Portal
2008 Underground Drift
07SH18
08SH13
08SH06
91'
90'
08SH32
08SH33
07SH01
08SH02
08SH01B
08SH15
08SH01A
08SH14
08SH17
08SH03
(Flow Direction)
Smith Creek
'West' Zone
'A' Zone
'B' Zone
'C' Zone
452'
402'
457'
447'
432'
427'
402'
452'
450'
472'
397'
307'
397'
302'
370'
317'
317'
358'
352'
257'
323'
407'
352'
367'
397'
210'
312'
307'
312'
343'
242'
252'
312'
497'
618500 mE
7486300 mN
618600 mE
7486400 mN
618700 mE
7486500 mN
07SH17
252'
Drill Collar & Drill Number
End of Hole Footage
0'
125'
250'
375'
North

1.5.3    2009 Nolan Lode Gold and Antimony Project Exploration Work Summary

During 2009, exploration work involved drilling a total of 20 holes totaling 4,992 feet into the Solomon Shear Zone. The drill footage closely follows the recommendations made in the 43-101 technical report released to the public on January 5, 2009. Specific information for drill collars has been previously released in Silverado news releases disclosed on August 26 and September 22 of 2009.

The 2009 drill program was focused exclusively on the ‘A Zone’ mesothermal stibnite-quartz-gold vein-fault. During 2007 the drill core was sampled for the entire length of the drill hole. In 2008, the Company sampled all mineralized intervals encountered which also included the other zones formerly referred to as the West, B and C Zones. During the 2009 summer drill program core samples were collected to test the ‘A Zone’ and adjacent wall rock at Workman’s Bench, whereas at Pringle Bench some of the other gold-antimony zones were sampled in addition to the ‘A Zone’. The metal gold and metalloid antimony are the primary ore minerals but additional analyses are also done to test for the content of potential deleterious metals that could affect the value of the antimony. According to specific samples of massive stibnite that were collected at Workman’s Bench, the deleterious metal content in the antimony ore is well below the amount that could penalize the price of the ore. In 2009, the drill core that was sampled averaged over 90% recovery and is consistent with the recovery of core sampled in 2008. A total of only 73 core samples were collected from the ‘A Zone’ or adjacent wall rock and sent to the ALS Chemex Labs. The methods for analysis as well as the quality control methods are all consistent with the 2007 and 2008 drill programs and have been approved by the Company QP.

In addition to the summer drill program, additional core and surface rock samples were submitted for geochemical analysis during the fall months. The additional samples were analyzed for determination of a potential bulk minable resource which was indicated in core sample results from previous 2008 samples along the north end of the Workman’s Bench drill grid as well as the 2009 core samples collected from the southern end of the Pringle Bench drill grid. The Company geologists and the Company QP interpreted the potential for a bulk minable resource after noting low grade gold that was continuous across widths of the shear zone that are wider yet lower in grade than the more well defined mineralized vein faults. Additional samples consist of a total of 55 drill core samples that were collected from the three southern-most drill holes along Pringle Bench as well as 15 surface channel bedrock samples to check for both bulk minable potential as well as other potential mineralized structures that are oblique to the main northeast-trending Solomon Shear Zone.

More assays and more drill holes will be needed before any resource estimates can be made regarding the potential bulk minable resource. Since down hole/subsurface data is not sufficient for a definite structural geologic description, the area of potential bulk minable gold-antimony mineralization has been referred to as a deformation zone. The deformation zone consists of an abundance of smaller quartz-sulfide-gold veinlets and quartz-stibnite-gold veinlets as well as fine-grained disseminated and deformed sulfides that collectively have gold grades that average over 0.03 oz/t over much broader areas than the more well defined and higher gold-antimony grades of the vein-fault zones such as the ‘A Zone’. The bulk mineable potential was disclosed in a Silverado news release on October 27, 2009. All news releases and the data contained within are approved by the Silverado QP. Readers and investors need to take caution that a potential resource is not an economically viable resource and considerable more data is required before a resource estimate can be made by the QP.

In addition to the core and surface rock samples, the Company geologists continued their analysis of the abundance of geologic data for planning and design of a potential mine and/or a potential pilot mill that would be needed for processing of a large 1,000 cubic yard bulk sample. The characterization studies needed for permitting obligations were conducted throughout the fiscal year and are still ongoing.

2009 Workman’s Bench

The drill holes in previous years along the Solomon Shear Zone were drilled at an azimuth that was oriented southeast, but in 2009 the Company needed to test the zone in an area vertically above the previous drill campaigns. Due to the topography, the drill collars had to be placed on the southeast side of the Shear Zone and the drill azimuths were orientated northwest. A total of 9 holes totaling 2,663 feet were drilled. Eight of the nine holes intercepted the main massive stibnite-gold-quartz vein-fault referred to as the ‘A Zone’. The one hole that was not successful was the result of poor drill recovery due to a fault zone that cut across the main Solomon Shear Zone. The focus of the drill program in 2009 was to use the limited drill footage that was budgeted to define the ‘A Zone’ at the higher elevations. Also, due to the precarious topography, the drill was not situated to test the other vein-fault zones that parallel the ‘A Zone’.

The table on the following page lists some of the 2009 drill intercepts of the ‘A Zone’. None of the drilled intercepts are within the probable reserve block, and all of the drill holes are located vertically above the probable reserve block. The formerly mentioned reserve block was determined by the Company QP after completing a detailed feasibility study for the 43-101 report released on January 5, 2009. The 2009 drill intercepts of the ‘A Zone’ were not sufficiently spaced to be classified as a reserve, but they are consistent with an indicated resource according to the Company QP. Refer to the resource estimate tables under Item 2 and the summary table on the next page. Readers and investors should take caution when referring to the resource estimates in Item 2. Please take note of the cautionary statements listed with the resource estimates in Item 2.

2009 Pringle Bench

Exploration work along Pringle Bench involved both diamond core drilling and limited trench excavation and rock sampling. Eleven holes were drilled totaling 2,329 feet. Ten of the eleven holes intercepted the ‘A Zone’. Other gold-antimony vein zones were intercepted but the focus of the program was to check the vertical extent and nature of the ‘A Zone’ at depth. The one hole that was not successful in hitting the ‘A Zone’ was due to the abandonment of the hole before the required depth.

The table on the following page lists the widths of the intercepts and the gold and antimony content of the ‘A Zone’ quartz-gold-antimony vein fault. The new resource estimates based on the 2009 drill data can be found in Item 2 of this 10K. Please read the cautionary statements about the resource estimates that are included.

The three southern-most holes were drilled at a different azimuth to check for other mineralized structures that may be oblique to the northeast-trending gold-antimony vein fault zones. Additional samples were collected from these three holes to allow for continued averages of grade to be determined. As stated previously, the additional samples were collected to determine if there is a potential for a bulk mineable resource at the Nolan Property, but more data and more drilling will be needed before any resource estimate of this nature can be determined by the QP. The Silverado news release dated October, 27, 2009 discusses the bulk mineable potential. Investors should take caution and realize that a potential resource is not a resource estimate and will need additional work to ascertain if it is an economically viable resource.

The following table shows some examples of the types of mineralized veins found in the ‘A Zone’ in 2009. Some of the smaller veins are examples of individual veins and do not represent the entire zone which may contain more veins within it. The table does not show all of the intercepts used by the Company for resource estimates. The table is for description purposes only. Note: The ‘W’ and ‘P’ listed in the ‘Area’ column represent Workman’s and Pringle Benches respectively.

Area	Drill Hole #	Stibnite Vein Zone	From (feet)	To (feet)	Width (feet)	Sb (%)	Au (oz/ton)	Brief Description of Ore Veins Note: stibnite is comprised of antimony (Sb) and sulfur. The highest possible Sb content in pure stibnite is 70%
W	09SH05	‘A Zone’	276.2	278.8	2.6	59.3%	0.27	2.0 ft wide (true width) massive stibnite with > 90% stibnite
W	09SH06	‘A’ Zone	214.3	215.1	0.8	36.2%	0.06	6 inch (true thickness) massive stibnite vein
W	09SH07	‘A Zone’ Hanging wall	216.2	217.0	0.8	<1.0%	0.64	Quartz-stibnite-Au veins totaling about 4 inches in hanging wall
W	09SH07	‘A Zone’	218.0	219.6	1.6	47.9%	0.78	1.0 ft (true width) massive stibnite-quartz-gold vein
W	09SH08	‘A’ Zone	278.6	279.7	1.1	55.4%	0.56	0.8 ft (true width) Massive stibnite-quartz-gold-vein
P	09SH11	‘A’ zone	29.0	30.2	1.2	10.3%	0.12	1.0 ft (true width) Stibnite-quartz-Au vein. Zone was broken.
P	09SH12	‘A Zone’	20.0	21.5	1.5	32.1%	0.05	1.2 ft (true width) stibnite-quartz vein
P	09SH14	‘A Zone’	112.0	113.5	1.5	50.94%	0.03	Massive stibnite vein with a true width of 1.0 feet
P	09SH15	‘A Zone’	162.5	163.4	0.9	35.5%	0.03	0.3 ft of massive stibnite Plus 0.6 ft of quartz-stibnite veinlets and stibnite strings
P	09SH18	‘A Zone’	74.5	75.5	1.0	37.7%	5.72	Broken stibnite-quartz-gold vein with coarse visible wire gold.
P	09SH19	‘A Zone’	173.8	176.2	2.4	14.7%	0.14	1.5 ft wide zone with 0.5 ft (true width) stibnite-quartz Vein (fragmental texture) and adjacent quartz-stibnite veinlets
P	09SH20	‘A Zone’	205.0	206.5	1.5	2.7%	1.69	3.0 inch stibnite-quartz-arsenopyrite-gold vein that is part of a 5.5 ft densely veined zone
P	09SH20	‘A Zone’ Hanging Wall	190.5	195.0	4.5	2.0%	0.11	Chaotic quartz-stibnite and quartz- carbonate-gold stockwork

Workman's Bench – Plan View

2009 Workman's Bench Plan View and
Summary of the Gold and Antimony Assays.
Pringle Bench
Gold-antimony-quartz stockwork vein density increases between the vein zones resulting in a gold-rich envelope (halo) across the Main Zone. The widespread gold mineralization is similar to the southern end of Pringle Bench.
Smith Creek
Long Section pt. Tie-in point with Pringle Section.
Elevation = 1750 ft
N
Long Section pt
3.7/ 0.18 / 0.27%
1.1/ 0.12 / 0.0%
6.0 / 0.19 / 8.8%
1.5 / 0.28 /1.22%
1.0 / 1.13 / 38.7%
3.0 / 0.13 /18.43%
1.1/ 0.30 / 37.9%
5.4 / 0.14 / 2.0%
0.6 / 0.55 / 34.5%
3.3 / 0.16 / 0.0%
1.0 / 0.40 / 0.0%
1.5 / 0.26 /7.0%
1.5 / 0.23 / 0.1%
1.4 / 0.28 / 4.4%
1.0 / 0.22 / 20.9%
1.0 / 0.52 / 18.2%
2.0 / 0.11 / 0.0%
0.5/ 2.48 / 5.8%
4.0 / 0.18/ 8.1%
1.4 / 0.25 / 15.1%
1.2/ 0.50 / 8.9%
1.0/ 0.15 / 21.1%
1.7/ 2.86/ 43.2% and 2.0 ft / 0.14 oz/t
2.5/ 0.14 / 19.1%
1.8/ 2.88 /27.7%
0.7 / 0.41 /30.20% and 1.5 ft with 63.5% Sb
1.5 / 0.12 /3.0%
1.7/ 0.09 / 3.4%
2.6/ 0.27/ 59.3%
2.4 / 0.73 / 43.3%
100 ft
200 ft
Legend
Coarse visible gold in core
1.8 /2.88 /27.7%
1.8 feet of 2.88 ounce/ton Au and 27.7 % antimony.
2007 and 2008 diamond core drill holes (black).
2009 diamond core drill hole.
Main Gold-Antimony - Quartz Vein System (vein zones listed below).
Primary Gold-Antimony Vein Zones
Blue = West Zone
Red = 'A Zone'
Purple = 'B Zone'
Green = 'C Zone'
Portal (entrance)
Exploration Tunnel
Coordinate grid is 100 m x 100m (grid lines)
UTM metric NAD 27 Zone 5 AK.

Pringle Bench – Plan View

2009 Pringle Bench Surface Map
618700mE
618800mE
618900mE
619000m
7486800mN
7486700mN
N
Pringle Bench
Access Road
16.4 ft/ 0.07 opt / >1 % (AP)
2.0 ft/ 0.23 opt/ 26.23% %
16.4ft / 0.10 opt/ 32.8%
16.4ft /5.22 opt / 37.7%
1.5 ft / 0.10 opt/ 32.1%
1.0 ft / 0.33 opt / 32.5%
Widespread gold mineralization similar to the north end Workman's Bench. (AP).
2.7 ft / 0.04 / <1%
3.0 ft / 0.05 / 8%
1.0 ft / 0.58 / 2.2%
1.0 ft / 5.72 opt/ 37.7%
4.8 ft / 0.04 opt/8.5%
1.0 ft/1.49 opt /2.7%
2.0 ft / 0.10 / >1 % (AP)
Zone of sheared gold-bearing Sb-qtz veins that has yet to be drilled. Similar to the "B" and "C" Zones on Workman's Bench.
Area of extensional fractures containing antimony and gold. Needs more drilling and trenching.
50 m
100 m
Smith Creek
The northeast extent of Workmans's Bench drill program. Refer to the Workman's Plan View Map.
Legend:
Drill hole trace (projected to plan view) Blue=2009 hole, Black=2007 hole Red line represents "A Zone" gold-Sb vein
"A Zone" Au-Sb-Quartz Fault Vein Bold represents near surface. Au-Sb veins at depth (2nd on right)
The East Zone Fault Vein System
Surface bedrock channel sample site
Assays Pending AP
Outline of former Pringle Bench Placer based off of aerial imagery.
Right lateral fault exposed on surface offsetting gold-antimony vein swarm.
Escarpment (slope break) that defines the southern edge of Pringle Bench. Barbs represent the downhill side.
Inferred strike of a Au-Sb vein.
Formerly referred to as the "Main Zone". The Vein fault system along the western side of the Solomon Shear Zone extends from Workman's to Pringle Bench and hosts other parallel vein zones Note: Inferred where dashed
UTM metric coordinates (NAD 27 Zone 5 AK). Grid lines are at 100 meter spacings.

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

Data Verification

During numerous personal inspections of the Nolan Creek properties during 2007, 2008 and 2009, the QP observed sample collection and sample preparation practices for the Nolan Gold Projects lode-style deposits. On June 13 and 14 and September 28 and 29, 2008, the QP visited the Nolan Camp and examined all significantly mineralized core intervals acquired from the 2007 and 2008 drilling programs. A total of 124 mineralized intervals were examined. The analytical data was compared with each of the mineralized zones and confirmed the elevated antimony and gold values in the sampled areas.

The QP observed core logging and trench samples being prepared for shipment from Nolan Creek during October 22 to October 23, 2007. The QP also observed Silverado contractors preparing placer samples for separation of placer gold, the subsequent weighing of recovered gold and calculation of gold per unit volume of material. In addition, the QP has access to detailed colored photos of all drill core from the 2007-2009 drill program at Nolan Creek.

Judgments and determinations by the QP in regards to the Company’s sample preparation, analytical procedures and security of samples are discussed in the 43-101 technical reports. Any technical reports mentioned herein are included as supplemental documents that can be found on the Company Website at www.Silverado.com.

Nolan Lode Gold and Antimony Project 2010 Work Plan

The feasibility study performed by the QP and disclosed on January 5, 2009 will be a guideline for our future activities. Depending on funding and the acquisition of certain permits, the Company plans to fast track efforts toward the development stage. The Company will continue characterization studies of potential acid rock drainage issues and baseline water sampling as well as additional topographic surveys for planning and mine design.

During 2010, lode exploration work will consist of additional diamond core drilling in several key areas throughout the property, as well as more test trenching and bedrock sampling along the northeast trending Solomon Shear Zone. The primary focus will be infill drilling in the intermediate area between the Pringle Bench and Workman’s Bench, as well as more infill drilling within the area drilled in 2008 and 2009 for more accurate resource estimates of the gold and antimony mineralized veins. Additional drilling on the property will be dependent on our completion of drilling in the former key areas. The planned drilling schedule is as follows:

Workman’s Bench - The Company plans to infill drill a minimum of 20 holes along the portion of Solomon Shear Zone that was drilled in 2008 and 2009, for a more accurate estimate of reserves. Silverado also plans to drill a minimum of 10 deeper holes beneath the current reserve block to expand resources or potentially expand the current probable reserve block. In addition, the Project will submit additional core samples from the north end of the prospect to check for low grade gold content that has potential for a bulk mineable resource.

Pringle South – The Company plans to infill drill a minimum of 20 holes along the Solomon Shear Zone on the north side of Smith Creek in the area between the Pringle and Workman’s Benches to connect the Workman’s and Pringle Bench resource blocks. The Company plans to use a larger drill to set casing through the large boulder-rich overburden that has thwarted drill efforts in an area that is almost 600 feet in strike length. Both the extreme north and south ends of Workman’s and Pringle Bench have indicated other gold-bearing structures that are oblique to the northeast trending Solomon Shear Zone. The new and apparent gold-bearing structures and the type of gold mineralization combined with an increase in width of the zone indicate a potential for a bulk minable resource in this area.

Hillside Area - A small area of bedrock underlying the Hillside Area was drilled in 2003 with an RC drill, but the drilling locations were based on limited bedrock trenching data. Since then, geophysical surveys and geochemical soil sampling surveys have defined much better drill targets. In 2010, the Company plans to drill exploratory holes to intercept the Solomon Shear Zone in this area. The Company also plans to take advantage of the historic trails and use an excavator to dig additional test trenches for surface bedrock channel sampling and to verify drill targets.

Solomon II - The Company’s newest prospect, based on air photo interpretation and airborne EM surveys, is another structural zone that is over three miles in length and parallels the Solomon Shear Zone. Located approximately 2,000 ft east of the Solomon Shear Zone, the zone cuts across Smith Creek in an area defined by two closely spaced ephemeral creeks (gullies), an area where “old timers” previously mined stibnite. The Company believes that this is likely another structural zone similar to the Solomon Shear Zone. The northeast striking zone extends northeast from Smith Creek along the break in slope directly south of Smith Dome.

The escarpment that remains at the base of the slope represents the highest erosion and movement by glaciers in the area, and this area may be responsible for the historic placer deposits in upper Smith Creek. Depending on funding, the Company plans to build a road to allow a drill rig and other heavy equipment to access the new prospect for exploration purposes.

Fortress Area - The Company plans to do detailed mapping and sampling of the quartz-arsenopyrite veins in various outcrops along the Fortress ridgetop. No drilling is planned for the Fortress Area in 2010.

Entire 11 Square Mile Nolan Property – The Company plans to increase soil geochemistry coverage in areas that have never been subject to modern geochemical surveys to check for potential disseminated stratiform gold as well as other gold-bearing structures that may have been overlooked by placer exploration techniques.

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

The analytical package selected from external assay laboratories reflects the need to: obtain precise antimony and gold values, obtain information on trace metals such as bismuth, lead, arsenic, cadmium, and selenium, and to seek to understand background levels of other elements for environmental monitoring reasons. Because Silverado is evaluating the lode resources of the area for potential development, it is useful for Silverado to take a broad look at the elemental suite present in the affected environment in order to better design an environmental monitoring program. Data from Workman’s Bench shows Ca values as high as 17.50 percent. This may indicate a high CaCO3 content of some sample intervals. Recent (2008) core logging criteria requires the geologist to do a cold diluted HCL acid test of the drill core while logging the core as a field test of the carbonate (buffering potential) content of the bedrock. The rock encountered in the zones of interest have elevated sulfide contents that could pose an acid drainage problem during future mining operations. The Company tracks both the sulfide content and the carbonate content for acid-base accounting purposes.

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

In April 2008, the QP collected a 414 lb bulk sample of semi-massive to massive stibnite, vein quartz, and wall rock gangue all from the defined mineralized ‘A’ Zone in the Workman’s Bench underground workings. The purpose was to determine the mineralogical nature of the antimony mineralization and the source of significant gold values. There is much variation in gold content of the stibnite zones even within constrained sample collection areas. The bulk sample was sent to Hazen Research Labs Inc. (Hazen) in Golden, Colorado, USA in order to discover the most optimal grind for potential marketing of a stibnite product, identify the mineralogical nature of gold and antimony values in the mineralization.

Two reports were produced by Hazen in September: 1) Report #1 - Flotation and Gravity Results, Workman’s Bench Stibnite-Gold Deposit, Wiseman District, Alaska; and 2) Report #2 - Mineralogical Examination, Workman’s Bench Stibnite-Gold Deposit, Wiseman District.

Summary of Hazen’s Report #1 - Rod mill grinding followed by two rougher stages yielded a gold recovery of 98% and an antimony recovery of nearly 100% in 37.8 percent of the weight, which strongly indicates flotation may be a viable process for recovering gold and antimony at Workman’s Bench. The gold and antimony grades from the sample were 0.546oz/ton (as stated, 18.7 g/t) and 36.7 percent respectively, which compare fairly closely to the average inferred resource grades of 39.13 % antimony and 0.395 oz/ton gold from ‘A’ Zone. Gravity separation using a quarter DeisterTM shaking table produced a second, cleaner gold and arsenopyrite concentrate that assayed 9.4 oz/ton (356.0 g/t) gold. This test work indicates that coarse gold and coarse stibnite can likely be recovered by gravity separation; however, fine grained components of both mineralogical products may require flotation. Given the tendency for stibnite to ‘slime’, a flotation circuit may be an important prerequisite for a recovery system. Using gravity only methods would result in a stibnite recovery of approximately 85 percent, and gold recovery of about 90 percent. No duplicate flotation and gravity confirmation tests were completed by Hazen Research Labs Inc.

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

Budget projections for this project are detailed under the section “Projected Annual Budget for Fiscal Year 2010”.

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

2.      Ester Dome Property

2.1    Ester Dome Property 2009 Work Summary

The properties comprising our Ester Dome gold project are discussed in detail under the heading Description of Properties herein. In recent years, all exploration trenches were backfilled, stabilized, and seeded to resist surface erosion. Annual assessment work for 2009 was completed and all claim rental payments were made to maintain the property in good standing. Fairbanks North Star Borough 2009 taxes were paid on the mill facility and mine facilities in the sum of $7,860.

2.2    Ester Dome Property 2010 Work Plan

During 2010, we plan to continue work toward completion of the closure of the Grant Mill Tailings Pond, as part of our asset retirement obligations. This pond, which is filled to capacity with tailings, will be capped and decommissioned after a final approval of the tailings pond closure plan is received from the Alaska Department of Environmental Conservation (“ADEC”). Currently the Company is waiting on a report from Shannon and Wilson Inc., an engineering and environmental firm that is in the process of completing a study that is needed for the Company to move to the next phase of required permitting needed before the decommission process can take place. The Company remains in good standing with the state regulators and will continue reclamation work on our Ester Dome holdings during 2010.

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

3.      Hammond Property

3.1    Hammond Property 2009 Summary

The placer claims comprising our Hammond property are discussed in detail under the heading Description of Properties in this annual report. During 2009, rental payments were made to keep the mining claims in good standing.

3.2    Hammond Property 2010 Work Plan

To date, the Nolan Creek Deep Channel placer deposit and the Hammond River Slisco Channel have the greatest exploration potential for an economically viable placer deposit. Both prospects require more RC drilling and analysis. Although the Company has been focusing on the Nolan Creek property, the current price in gold may increase interest in this property.

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

The higher placer gold values in both pay layers are located within the left limit of the Slisco Channel. In addition to the encouraging drill results to date, the potential of extending the channel to the southeast plus the possibility of discovering gold bearing tributary channels, make this a prospect for additional discoveries. During the summer of 2010, a series of drill holes are proposed to explore for the extension of the Slisco Channel to the south. Presently, it has been traced for 1,800 feet. The drill program will also seek to define any gold bearing tributaries to the Slisco Channel.

This project may require the Company to secure additional funding. Even if funding is acquired, there is no guarantee that a commercial gold bearing placer deposit will be developed. Even if a gold bearing deposit is developed, additional funding will be required to mine the deposit, and until a feasibility study is completed, there is no guarantee that the deposit will be profitable to mine.

4.      Eagle Creek Property

The properties comprising our Eagle Creek property are discussed in detail under the heading Description of Properties in this annual report. During 2009, annual assessment work was completed on the property, and rental payments were made to keep the mining claims in good standing.

4.1   Eagle Creek Property 2010 Work Plan

During 2010, annual assessment work will be completed on the property to keep the mining claims in good standing. Assessment work will be focused on the northwest part of the claim block, where drilling and trenching has defined an intrusive host rock, thought to be a sill, containing low grade gold, silver and antimony mineralization. If funding permits, the Company will design a trenching and drilling program to further investigate the gold and byproduct mineral distribution of the intrusive. Additional work which includes trenching and drilling will also be completed on the Number One Vein. The Number One Vein was the lode quartz gold structure which has been mined commercially for antimony. The drilling will be performed by a drill contractor.

Completing the 2010 work listed in this work plan will be contingent on available funding. Even if funding becomes available, there is no assurance that a commercial gold-silver-antimony deposit will be defined.

2010 Exploration Budget

Projected Annual Budget for Fiscal Year 2010:

Nolan Gold and Antimony Project:
Drilling	$3,600,000
Construction and Permitting	1,000,000
Core Logging and Assaying	600,000
Drill Pads, Roads and Culverts	400,000
Equipment Purchase	2,000,000
Fuel and Supplies	700,000
Contingencies	1,700,000
Total Costs for the Nolan Gold and Antimony Project	10,000,000
Total Costs for the Eagle Creek Project	20,000
Total Costs for the Ester Dome Project	520,000
Total Costs for the Hammond Project	20,000
Administration – Head and Field Offices	3,000,000
Total Budget All Projects	$13,560,000

Completion of all of the projects described in the 2010 work plan will be contingent on additional funding. There is no assurance that additional funding will be obtained. Even if the additional funding is obtained, there is no assurance that a commercial ore deposit will be developed. Revenues from any anticipated gold and antimony sales are projected to be profitable.

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

Silverado is currently having a $150,000 study conducted on the chemical and physical characteristics of Mississippi Red Hills Lignite Coal at the Mineral Industry Research Laboratory at the University of Alaska (Fairbanks) (the “UAF”) and expected results by late 2009. In December 2009, the Company received a letter from the UAF requesting the extension of the results by the end of 2010. Results of the tests as well as capital availability and an increase in oil prices would all have to be positive for Silverado Green Fuel Inc. to reconsider construction of its LRCWF project. This aspect of our business is still in the start-up phase of operations and no revenues have been achieved to date. We do not anticipate that revenues from this technology will be achieved until commercialization of the technology has been established.

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

  Hammond (Slisco) – Silverado leases 24 federal placer mining claims and 36 federal lode mining claims from Alaska Mining Company, Inc.(ALMINCO)

  Eagle Creek – Silverado has an equal (50%) ownership interest in 77 state mining claims with Kathleen King.

  Ester Dome – Silverado is party to an agreement for the conditional purchase of 22 state mining claims from Paul I. Barelka, Donald J. May, and Mark Thoennes; Silverado leases 1 federal lode mining claim and 4 state mining claims from Gilbert Dobbs; and Silverado is party to an agreement for the conditional purchase of 26 state mining claims from Roger C. Burggraf.

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

ii.     Lease and Purchase Agreement (King) - The Eagle Creek Property

Silverado has an equal (50%) ownership interest in 77 state mining claims with Kathleen King (“King”). Silverado will acquire a full (100%) ownership interest in such state mining claims upon the payment of an additional $43,000 to King in installments of $5,000 per year.

iii.    Agreement For Conditional Purchase And Sale Of Mining Property (May et. al.) - The Ester Dome Property

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

MARKET

We are a mineral exploration company with gold and antimony exploration properties located in U.S.A. The gold and antimony metal markets have been strong since 2001, where the gold price has increased from $268 per ounce to over $1,000 per ounce to its current price of $1,176 as of November 30, 2009. Antimony metal price has increased from $0.69 per pound to its current price of approximately $3.00 per pound as of November 30, 2009. Management believes that both the gold and antimony markets will remain strong for the foreseeable future.

EMPLOYEES

We do not have any employees. Our operating and administrative activities are carried out through our agreements with the Tri-Con Mining Group and other independent consultants.

RESEARCH AND DEVELOPMENT EXPENDITURES

The majority of the research and development costs attributable to the low-rank coal-water fuel technology related to further technical work on the fuel creation temperature. We have spent the following amounts on research and development activities during the past two fiscal years:

	December 1, 2008	December 1, 2007
	to November 30, 2009	to November 30, 2008

Research and Development Expenditures	$--	$295,045

ENFORCEABILITY OF CIVIL LIABILITIES

Our headquarters are located in, and our officers and directors are residents of, British Columbia, Canada. Further, some of our assets are, or may be, located outside the United States. Accordingly, it may be difficult for investors to effect service of process within the United States on us or our officers and directors, or to enforce against them judgments obtained in United States courts predicated upon the civil liability provisions of the United States federal securities laws. There is also uncertainty as to both an investor’s ability to enforce, in an appropriate foreign court, judgments of United States courts based upon the civil liability provisions of the United States federal securities laws, and an investor’s ability to bring an original action in an appropriate foreign court to enforce liabilities against us or any person based upon the United States federal securities laws. If investors have questions with respect to these issues, they should seek the advice of their legal counsel.

ENVIRONMENT POLICY

Silverado is committed to contributing to a prosperous economy through the sustainable development of natural resources while remaining protective of the health of its workers and the public, and the state of the natural environment, through wise stewardship of our land, air and water. We recognize that fundamental to this commitment are the following principles:

  Maintaining environmental, health and safety standards that minimize risks at levels as low as reasonably achievable;
  Preventing pollution through the application of economically feasible, proven technologies, procedures and processes;
  Meeting and exceeding legal and regulatory compliance requirements; and
  Committing to an environmental program of continual review and improvement.

In furtherance of these principles we continue to maintain this environmental policy as a top-priority management theme, and apply environmental management systems (EMS) that conform with the International Organization for Standardization’s (ISO) 14001 guidelines, including the structure, planning, practices, procedures and processes necessary for developing, implementing, achieving, reviewing and maintaining our environmental policy.

To that end we will make every effort to:

  Conduct careful and continuous monitoring of all our operations and their impacts on the environment, human health and safety;
  Identify and document those aspects of our activities which have, or could reasonably be expected to have, environmental impacts;
  Systematically identify all relevant legal and regulatory requirements and industry standards of practice, and honor an ongoing commitment of compliance;
  Set environmental objectives and targets that address our overall environmental policy, minimize or eliminate environmental impacts, and meet or exceed legal and regulatory requirements;
  Monitor and measure performance against our environmental objectives and targets, and routinely channel this information back into our EMS;
  Develop and apply technically proven and economically feasible measures through workplans which document our environmental, legal and regulatory targets and how they are to be achieved, and communicate these workplans with our employees;
  Apply environmental management practices which are flexible and adaptive to changes in production processes, regulatory requirements, and other factors which may affect our operations; and
  Continually improve our environmental programs through regular management reviews which address the possible need to change policies, objectives, targets and other elements of our EMS.

REPORTS TO STOCKHOLDERS

Silverado files reports regularly with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we have filed with SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling SEC at 1–800–SEC–0330. SEC maintains an Internet site, http://www.sec.gov/edgar.shtml, that contains reports, proxy and information statements, and other information filed electronically with SEC. We have also posted our financial information and news releases on the Company’s website at: http://www.silverado.com.

ITEM 1A. RISK FACTORS

We face risks in completing our exploration plans and achieving revenues. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently know to us or that we currently deem immaterial may also impair our business operations. If any of these risks occur, our business, our ability to achieve revenues, our ability to produce gold, our operating results and our financial condition could be seriously harmed and your investment may be lost entirely.

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

As we have incurred significant losses in the past, there is no assurance that we will be able to achieve the financing necessary to enable us to proceed with our exploration activities, including test mining activities.

We had deficit working capital of $1,271,785 as of November 30, 2009 and we have incurred significant losses in the past and did not report revenues in our last three fiscal years ended November 30, 2009, 2008 or 2007. Our 2010 plan of operations calls for expenditures of approximately $13,560,000 to be incurred by us over the next twelve months in order to continue our drilling and exploration activities at the Nolan Gold, Ester Dome, Eagle Creek and Hammond Projects. We will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, including our planned test mining activities, and our financial condition, business prospects and results of operations will be materially adversely affected.

We are a mineral exploration company with interests in properties located throughout the state of Alaska. The majority of such properties are in various stages of exploration, and there is no assurance that a commercially viable mineral deposit exists on any of such properties.

Thomas K. Bundtzen, an independent third party mining consultant and an AIPG and NI 43-101 Qualified Person, completed a Preliminary Feasibility Study for the Company’s Nolan Creek Property effective January 1, 2009 (amended June 1, 2009). The study concluded that the lode gold and antimony deposit underlying Workman’s Bench and the southwestern portion of the Solomon Shear Zone contain probable reserves. Nevertheless, there is no assurance that we will be able to recover quantities of gold and antimony in these areas or in any others that will enable us to achieve sales of gold and antimony that will exceed our costs of recovering the gold and antimony.

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

Our business is extremely dependent on the price of gold and the price of gold as well as other precious base metals has experienced volatile and significant price movements over short periods of time and is affected by numerous factors beyond our control. If gold prices decline prior to the recovery and sale of gold from the Nolan Gold Project, then our recoveries from sales of gold and financial condition will be adversely impacted. We have not undertaken any hedging transactions in order to protect us from a decline in the price of gold. A decline in the price of gold may also decrease our ability to obtain future financings to fund our planned exploration programs activities.

Factors that tend to cause the price of gold to decrease include, but are not limited to, the following:

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

This annual report discusses our mineral resources in accordance with Canadian National Instrument 43-101 (“NI 43-101”), as discussed under the section of this annual report entitled “Description of Properties”. Resources are classified as “measured resources”, “indicated resources” and “inferred resources” under NI 43-101. However, U.S. investors are cautioned that the United States Securities and Exchange Commission does not recognize these resource classifications. There is no assurance that any of our mineral resources will be converted into reserves under the disclosure standards of the United States Securities and Exchange Commission except for those probable reserves defined in the January 1, 2009 report, amended June 1, 2009, earlier referenced in this document. Further, “‘inferred resources” have a great amount of uncertainty as to their existence, and economic and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that part or all of an “inferred resource” exists, or is economically or legally mineable.

If we experience exploration accidents or other adverse events, then our financial condition and profitability could be adversely affected.

Our exploration activities, including test mining activities at the Nolan Gold Project, are subject to adverse operating conditions. Exploration accidents or other adverse incidents, such as cave-ins or flooding, could affect our ability to continue test mining activities at the Nolan Gold Project. A particular concern at the Nolan Gold Project is warm temperatures that can reduce the winter season during which we can safely conduct underground test mining activities. The occurrence of any of these events could cause a delay in production of gold or could reduce the amount of gold that we are able to recover, with the result that our ability to achieve recoveries from gold sales and to sustain operations would be adversely impacted. Adverse operating conditions may also cause our operating costs to increase. Exploration accidents or other adverse events could also result in an adverse environmental impact to the land on which our operations are located with the result that we may become subject to the liabilities for environmental clean up and remediation.

If we are unable to obtain all of our required governmental permits, our operations could be negatively impacted.

Our future operations, including exploration and development activities, required permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, taxes, labor standards, land use, mine safety and other matters. There is no assurance that we will be able to acquire all required licenses or permits or to maintain continued operations at economically justifiable costs.

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

Changes in government regulation may adversely affect the Company’s business.

The Company deals with various regulatory and governmental agencies and the rules and regulations of such agencies. In order for the Company to operate and grow its business, it needs to continually conform to the laws, rules and regulations of such jurisdictions. It is possible that the legal and regulatory pertaining to the exploration and development of mineral properties will change. Uncertainty and new regulations and rules could increase the Company’s cost of doing business or prevent it from conducting its business.

As mineral exploration business is extremely risky, there is substantial risk that our business will fail.

We plan to continue exploration on our mineral properties. Because of the speculative nature of exploration of mineral properties, there is no assurance that our additional exploration activities on our properties will result in the discovery of new commercially exploitable quantities of minerals or that we will be able to establish proven and probable reserves as a result of our exploration. Problems such as unusual or unexpected geological formations or other variable conditions are involved in exploration and often result in exploration efforts being unsuccessful. The additional potential problems include, but are not limited to, unanticipated problems relating to exploration and attendant additional costs and expenses that may exceed current estimates. These risks may result in us being unable to establish the presence of commercial exploitable quantities of ore on our mineral claims with the result that our ability to fund future exploration activities may be impeded

There can be no assurance that our independent geologists’ estimates or results will be accurate.

We rely on independent geologists to analyze our drilling results and to prepare resource reports. While these geologists rely on standards established by various regulatory agencies and licensing bodies, there can be no assurance that their estimates or results will be accurate. Analyzing drilling results and estimating reserves or targeted drilling sites is not a certainty. Miscalculations and unanticipated drilling results may cause the geologists to alter their estimates.

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

Private placements, stock awards and the exercise of our outstanding options and warrants may depress our stock price.

Sales or the availability for sale of shares of our common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities. If our management determines to issue a large pool of shares of our common stock to raise capital or other purposes in the future, investors’ ownership position would be diluted and the market price of our common stock may decline. The exercise of outstanding options and warrants, and the subsequent sale of the underlying common stock in the public market could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our common stock in the future.

Regulatory actions by the SEC or any exchange on which our securities are traded may adversely affect the price of our common stock, the ability of stockholders to sell their shares and our ability to secure additional funding.

Should any regulatory matters arise, resolution of these matters with any entity will likely result in significant legal fees and related expenses that would otherwise be devoted to our mining efforts. If you are a stockholder, you may not be able to sell your securities and shares of our common stock will become highly illiquid which may result in the loss of your entire investment. In addition, should we become subject to any of the events identified above, our ability to secure additional financing will be adversely affected.

The securities industry and the offer and sale of securities are highly regulated. Any improper actions, whether intentional or unintentional, could subject us to litigation and potential monetary damages. Any litigation that we undertake with respect ot our common stock or other matters will involve the expenditure of significant financial resources and divert management’s focus from their primary responsibilities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our head office is located at Suite 1820, 1111 West Georgia Street, Vancouver, British Columbia, Canada V6E 4M3. These premises are comprised of approximately 4,752 square feet and are leased for a term expiring in July 2014.

The Company holds interests in the following four groups of mineral properties located in Alaska, U.S.A:

1.	Nolan Gold Project;
2.	Hammond Property (Slisco Bench);
3.	Ester Dome Properties;
4.	Eagle Creek Properties;

All of these properties are in the exploration stage and have no proven reserves as of November 30, 2009; with the exception of the Nolan property, which has a probable reserve but requires a more extensive feasibility study to ascertain if such probable reserve can be classified as a proven reserve.

The following disclosures incorporate the results of technical reports prepared during 2008 and 2009 by Thomas K. Bundtzen (“Bundtzen”/the “QP”), a third party independent qualified person and certified professional geologist, in accordance with the requirements of Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). Investors may view the NI 43-101 reports at the Company’s website at www.silverado.com. The NI 43-101 reports provide disclosure regarding Silverado’s Alaska properties in accordance with NI 43-101. U.S. Investors are cautioned that the United States Securities and Exchange Commission does not recognize the terms “indicated resources” and “inferred resources”.

The details of our interests in the four groups of mineral properties are described below.

NOLAN GOLD PROJECT

Based on completion of a preliminary feasibility study, dated January 1, 2009 and amended June 1, 2009, by the QP, our Nolan Gold and Antimony Lode Project has disclosed an economically viable mineral reserve. The preliminary feasibility study concluded that the resource estimates can be reclassified as a probable reserve. However, it requires a more extensive feasibility study to ascertain if such reserve can be classified as a proven reserve. Effective January 7, 2010, the resource estimates for the Workman’s Bench and Pringle Bench prospects have been updated and are discussed below.

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

As of November 30, 2009, Silverado’s Nolan Gold Project consist of 204 unpatented, federal placer mining claims covering approximately 4,080 acres in three non-contiguous groups, and 407 unpatented federal lode mining claims covering approximately 8,140 acres in one large contiguous group. Many of the 407 lode mining claims are superimposed over the placer mining claims. There has been no legal survey on any of the claims. These groups of properties are described in the next subsection.

The majority of the Nolan Creek mining claims are controlled by Silverado Gold Mines Inc., a wholly owned subsidiary of Silverado. Many of the claim names acquired or staked by Silverado have historic names such as Mary’s Bench and Workman’s Bench. Annual maintenance and holding fees for the federal placer and lode mining claims for the Nolan Gold Project totaled $85,540, which were paid to the Bureau of Land Management (the “BLM”) as required.

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

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz. GOLD RECOVERED	RECOVERED GRADE OZ/BCY (Bank Cubic Yards)
1980-88	Test Mining During Exploration	Surface Operations	Archibald / Fay Creek	40,000est	2,400 *	0.060est
1993	Production	Surface Operations	Thompson Pup	33,800	1,304	0.038
1994	Production	Underground Operations	Mary’s Bench Underground	16,143	2,697	0.167
1994	Production	Surface Operations	Eureka Bench Open Cut	29,300	5,733	0.196
1995	Production	Surface Operations	Phase 3 Open Cut	22,285	2,394	0.107
1995	Production	Underground Operations	3B1 Underground	12,991	1,006	0.077
1995	Production	Surface Operations	West Block Open Cut	18,988	1,305	0.069
1995	Production	Surface Operations	Mary’s Bench hydraulic	600	27	0.045
1996	Test Mining During Exploration	Surface Operations	Dolney Bench Surface	5,042	126	0.025

1998	Test Mining During Exploration	Surface Operations	Archibald Creek Surface	5,947	128	0.022
1999	Test Mining During Exploration	Underground Operations	Swede Channel Underground	4,575	623	0.136
1999	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	5,580	112	0.020
2000	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	14,919	201	0.013
2003	Test Mining During Exploration	Underground Operations for Nolan Deep Channel; Surface Operations for Wooll Bench, Mary’s Bench and other	Nolan Deep Channel, Wooll, Mary’s Bench, Other	30,279	451	0.015
2006	Test Mining During Exploration	Underground Operations	Swede Channel Underground	6,843	939	0.137
2007	Test Mining During Exploration	Underground Operations	Swede Channel and Mary’s East Underground	14,092	3,726.8	0.264
2008 and 2009	Exploration for Lode deposits Only	Exploration for Lode deposits Only	Diamond Core Drill Programs (73 holes drilled since 2007)	N/A	N/A	N/A
TOTALS				261,384	23,172.8	0.089

*Includes 1,320 ounces produced by lessee.

We have not achieved profitability in any of the years during which we have carried out test mining activities at the Nolan Gold Project. We did not carry out any gold recovery operations during 2004 and 2005 as we focused on lode exploration on the property, as opposed to test placer mining activities. We also did not carry out any gold recovery operations in 2008 and 2009, as we focused on the lode exploration program.

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

4.     Present Condition of the Property

We have spent approximately $35,869,000 over the last 30 years acquiring, exploring and undertaking test mining activities and test exploration on the Nolan Gold Project. Up to November 30, 2009, we have completed 851 placer drill holes with a cumulative total of 49,370 feet of drilling. About 219 of those drill holes were completed along the frozen gold bearing deep channel of the Nolan Creek known as the Nolan Deep Channel. We have also completed 73 lode exploration drill holes with a cumulative total of 21,144 feet of diamond core drilling.

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

Currently we have a fully functioning all season enclosed 23 man camp (Nolan Camp) with three functioning offices with computers and internet access. The camp has a STW treatment plant for sewage and graywater treatment. The camp site also has a large mechanics shop for working on heavy equipment such as backhoes and bulldozers. The camp also has multiple ADEC approved containments with tanks capable of storing 30,000 gallons of diesel fuel, and a peripheral explosives storage area. The camp also has an abundance of heavy equipment for excavating and road maintenance. In 2009, upgrades to the camp facility were done in preparation of a crew of mine personnel that would be needed to collect an underground bulk sample of gold-antimony ore. One key upgrade was the installation of a larger diesel generator to supply more electricity to the Nolan camp.

Exploration Objectives for the Nolan Gold Project

Our exploration plans are to expand our reserves on Workman’s Bench and further define gold deposits in order to provide a basis for the assessment of the feasibility of future additional test mining activities at the Nolan project. We are currently undertaking an extensive geological exploration program on the Nolan Gold Project. The program includes drilling, as well as the review of geological, geochemical and geophysical data. We are currently preparing for the development stage on our Nolan Lode and Antimony Project. The Company has acquired a permit to collect a 1,000 cu yd bulk sample of quartz-antimony-gold from the mineralized zone in the Workman’s Bench portion of the Solomon Shear Zone. We have also completed a preliminary feasibility study effective January 1, 2009 and amended June 1, 2009. The overall objectives of our exploration program are as follows:

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

2.

To continue seeking capital investment to allow the successful advancement of our Nolan Gold and Antimony Project to the development stage and mining. We will use the Bundtzen preliminary feasibility study as a road map (guideline) for the project to move forward to the development and mining stage and continue to follow the recommendations of our QP which includes a 2009-2010 program designed to upgrade from probable reserves to proven reserves in the Workman’s and Pringle Bench areas, and continue exploration along the strike length of the Solomon Shear Zone, advancing the drilling program northeast to the Hillside Zone. Also, as per our QP’s recommendations, we will involve continued aggressive permitting, fulfilling the requirements of our regulators in an expedient manner.

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

Prior to 2007, Silverado’s exploration efforts focused more on placer gold test mining activities , with only minor emphasis on drilling the bedrock to test for lode gold potential. Between 1993 and 2006, the Company drilled 14 percussion-reverse circulation (RC) drill holes totaling 3,695 ft. into bedrock and collected 727 assays for gold and antimony mineralization. The RC drilling indicated gold and antimony mineralized quartz veins . Although the data from the RC drilling indicated desired mineralization, it did not allow for the determination of the true width of the veins or other pertinent insitu information as the RC holes were used primarily to gather placer gold data. The recent focus of exploring for a lode gold and antimony deposit involves the use of a diamond core drill which allows the geologist to make determinations of the true width of mineralized veins and the relationship of the veins to other primary geologic structures. The diamond drill core allows for more accurate analysis of grade and interpretation of style of mineralization and timing of mineralization relative to other structures in the rock. To date, the Company has drilled a total of 73 diamond core drill holes totaling 21,444 feet during lode exploration since 2007.

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

The Company has identified a new zone with anomalous gold mineralization, which has been named “the Fortress”. The Fortress area is part of an east-west trending deformation zone that is overlain by strong arsenic and gold in soil anomalies, which are up to over 1,500 feet in length. We will continue our exploration program in 2010 with the objective of identifying mineralization of commercial significance along this zone.

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

6.     2009 Nolan Gold and Antimony Project Mineral Reserves and Resource Estimates.

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

For a complete summary of the data used and the methods of determination of the lode resource estimates, readers are encouraged to view the recent 43-101 report by Bundtzen, effective January 1, 2009, which is posted on the Company’s website and on EDGAR and SEDAR. The NI 43-101 Technical Report by Bundtzen that was disclosed on January 1, 2009 was amended June 1, 2009 (the “technical report” or “report”). In addition, recent amendments to the resources estimates effective January 7, 2010 were calculated by Bundtzen and disclosed in a January 7, 2010 Silverado news release. The new resource estimates are based off of an investigation that was not within the current mineral reserve block and as such the grades and tonnages of the probable mineral reserve have not changed.

General Note Regarding Estimates

The following information should be considered in connection with our estimates for Workman’s Bench, which we are disclosing in accordance with applicable SEC standards and regulations:

  Assumed Prices of US $900/oz for gold and US $2.75/lb for antimony.
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

Polygonal Calculations of Tons, Grades and Amounts of Antimony and Gold

Readers are cautioned that the following estimates are under the category of a probable reserve and not a proven reserve, which requires a higher degree of feasibility study. These values are based off of a preliminary feasibility study, which is not the same as a legal feasibility study.

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

Reserve Category	Cut-off grade (% Sb)	Quantity (ton)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Probable	4.0	42,4	28.00	11,880	0.408	17,300

Notes:

–	Rounding may result in some discrepancies.
–	No processing recovery factors have been applied to these reserve figures.
–	The unit ton refers to short tons.
–	Cut-off grade is 4.0% Sb ‘equivalent’, which refers to the combined values of gold plus antimony expressed in terms of antimony alone
–	Effective date of the estimate is January 1, 2009. The 2009 exploration program was not involved with the current reserve block and as such did not affect the grade or tonnages listed.

Total Indicated Lode Mineral Resources, Nolan Creek Area effective January 7, 2010

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

The following table summarizes the mineral resources for the Workman’s Bench gold and antimony deposit as a result of the 2009 investigation. The 2009 exploration program focused on the ‘A Zone’ in an area vertically above the current reserve block and was not previously drilled or investigated prior to 2009. The effective date of these resources is January 7, 2010.

Resource Category	Vein-Fault Or Zone	Cut-off grade (% Sb)	Quantity (short tons)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Indicated	A Zone	4.0	11,394	20.00	2,278.4	0.244	2,777.0
Indicated	B Zone	4.0	645	20.51	132.3	0.099	64.1
Indicated	A and B Combined	4.0	12,039	20.02	2,410.7	0.236	2,841.1

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

Total Inferred Lode Mineral Resources, Nolan Creek Area effective January 7, 2010

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

The following table summarizes the mineral resources for the gold and antimony deposit, effective January 7, 2010.

Resource Category	Deposit	Cut-off grade (% Sb)	Quantity (short tons)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Inferred	Pringle	4.0	12,817	19.61	2,513.8	0.499	6,390.4
Inferred	Workmans	4.0	21,389	12.11	2,590.6	0.272	5,816.6
Inferred	Pringle + Workmans	4.0	34,206	14.92	5,104.4	0.357	12,207.0

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

As of November 30, 2009, we were in arrears of required mineral property claims and option payments of $470,000 and therefore our rights to the property were adversely affected. We are currently re-negotiating the terms and conditions of the Alminco agreement with Alminco. Alminco has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears, when business conditions permit; however there is no assurance that we will be able to successfully renegotiate the terms and conditions of the Alminco agreement.

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

1.     Location and Access

Access to the property is provided by the paved Ester Dome road and a well-maintained gravel road. The main line of the Alaska Railroad passes by the west perimeter of the property and a high capacity electrical line carrying power to the Fort Knox mill passes 300 feet below the Grant Mill on the property. A map illustrating the location and access to the Ester Dome Project is provided below:

2.     Ownership Interest

The Ester Dome property is comprised of 52 state mineral claims and 1 unpatented federal mineral claim. The claims are not all contiguous in that there are 5 separate blocks of claims. Silverado Gold Mines Inc. is the registered owner of all claims. The total area of all claims equals approximately 2.5 square miles and all claims are valid. There has been no legal survey on the claims. There are three separate agreements covering these 53 claims on the Ester Dome property.

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

(c)	Dobb’s

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

(c) Dobb’s

The Dobb’s property contains the Ethel – Elmes vein system and structure which had been located in the first work and prospecting that took place on Ester Dome in the early 1900’s. Exploration in the 1980’s by us revealed a mineralized shear zone up to 25’ wide containing high grade quartz veins and veinlets. This was the structure mined in 1987 – 1989 which generated approximately 71,620 tons of gold bearing material. Combined with the previously mined stockpile from the O’Dea vein, (11,000 tons), a total of approximately 82,620 tons were mined and milled during 1988 – 1989 producing 7,362 oz. of gold.

4.     Present Condition of the Property and Current State of Exploration (a) Grant Mine-O’Dea Vein:

The Grant Mine operations, including camp, buildings, machine shops and related equipment, were constructed in the late 1980s. Most of the mill and equipment are in operating condition but upgrades would be required. The mill has remained inactive since February 1989. The plant and equipment cost us $2,076,780. This amount has been written down to $nil on our audited financial statements. Power to the Grant Mine operations is provided by diesel powered generators located on site. Commercial power transmission lines cross through the property, and could provide power to the facilities for any future operations. Auxiliary power to the Grant Mine operations will be provided by diesel powered generators located on site. During fiscal 2007, our work on the property was limited to assessment work. We plan to maintain claim rental payments for the current fiscal year and to continue with assessment work. The Grant Mine Tailings Pond is near capacity, and currently the Company has a third-party engineering firm working on a closure plan for the decommissioning and reclamation of the old pond. A new mine operation would need a new tailings pond constructed.

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

  Assumed Price of US $900/oz for gold.
  Process Recovery Rates of 94%
  Estimated Operating Costs of $130 per ton for an underground mine plus mill and $80 per ton for a surface mine and heap leach

Rounding may result in discrepancies. No process recovery factors have been applied to any of the following resource estimates. The unit ton refers to short tons.

The following resource estimates were extracted from a July 11, 2008 NI 43-101 report prepared by Thomas K Bundtzen. There are no mineral reserves estimated for Silverado’s Ester Dome properties. Mineral resources that are not mineral reserves do not have demonstrated economic viability.

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

FEDERAL CLAIM MAINTENANCE FEES AND STATE CLAIM RENTALS

We pay an annual federal claim maintenance fee to the Bureau of Land Management (“BLM”) for each federal mineral claim that is owned by us or held under a purchase or lease agreement. We paid aggregate annual federal claim maintenance fees of $94,080 in 2009, $84,000 in 2008 and $83,750 in 2007 to BLM; in addition, the Company paid $18,805 to BLM in 2007 for staking new claims.

We pay an annual Alaska state claim rentals to the Alaska Department of Revenue for each state mining claim that is owned or held by us under a purchase or lease agreement. We paid aggregate annual Alaska state claim rental fees of $21,930 in 2009 and $16,770 in fiscal 2008 and 2007.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to, and its property is not the subject of, any material pending legal proceeding, in either case other than ordinary routine litigation incidental to the business. The Company also is not aware of any proceeding that a governmental authority is contemplating.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “SLGLF,” on the Berlin Stock Exchange under the symbol “SLGL,” and on the Frankfurt Stock Exchange under the symbol “SLGL.” The following table indicates the range of high and low bid information of our common shares for each quarter within the last two fiscal years:

OTCBB:
	QUARTER ENDED	HIGH BID	LOW BID

	November 30, 2007	$0.09	$0.07
	February 29, 2008	$0.08	$0.06
	May 31, 2008	$0.04	$0.04
	August 31, 2008	$0.03	$0.03
	November 30, 2008	$0.01	$0.01
	February 29, 2009	$0.01	$0.01
	May 31, 2009	$0.01	$0.01
	August 31, 2009	$0.02	$0.02
	November 30, 2009	$0.01	$0.01

BERLIN:
	QUARTER ENDED	HIGH BID	LOW BID

	November 30, 2007	$0.09	$0.07
	February 29, 2008	$0.04	$0.04
	May 31, 2008	$0.03	$0.03
	August 31, 2008	$0.02	$0.02
	November 30, 2008	$0.01	$0.01
	February 29, 2009	$0.01	$0.01
	May 31, 2009	$0.01	$0.01
	August 31, 2009	$0.01	$0.01
	November 30, 2009	$0.01	$0.01

FRANKFURT
	QUARTER ENDED	HIGH BID	LOW BID

	November 30, 2007	$0.07	$0.05
	February 29, 2008	$0.05	$0.05
	May 31, 2008	$0.03	$0.03
	August 31, 2008	$0.02	$0.01
	November 30, 2008	$0.01	$0.01

February 29, 2009	$0.01	$0.01
May 31, 2009	$0.01	$0.01
August 31, 2009	$0.01	$0.01
November 30, 2009	$0.01	$0.01

The source of the high and low bid information is: http://ca.finance.yahoo.com. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As at March 10, 2010, we had 1,661,369,045 common shares issued and outstanding that were held by approximately 980 registered holders. We believe that there are in excess of 4,000 beneficial owners of our common stock.

Our transfer agent is Computershare Trust Company of Canada whose address is 510 Burrard Street, Vancouver, British Columbia, Canada, V6C 3A8

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

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding outstanding equity awards made under equity compensation plans through November 30, 2009, the end of our most recently completed fiscal year.

Equity Compensation Plan Information

	Number of	Weighted	Number of
	securities to be	average exercise	securities
	issued upon	price of	available for
	exercise of	outstanding	future plan
	outstanding	options,	issuance
	options,	warrants, and
	warrants, and	rights
Plan Category	rights

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders

2009-II Equity Compensation Plan	N/A	N/A	N/A
2009 Equity Compensation Plan	N/A	N/A	N/A
2007-I Equity Compensation Plan	N/A	N/A	N/A
2007 Stock Option Plan	14,300,000	$ 0.07	N/A
Equity Compensation Plans Prior to 2007	33,900,000	$ 0.05	N/A

On June 1, 2009, our Board of Directors adopted the 2009-II Equity Compensation Plan (the “2009-II Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company, to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the Plan may not exceed 80,000,000 in aggregate. The 2009-II Plan is administered by a Committee and the committee made up of at least three members of the Board of Directors. Such Committee consists of at least two non-employee Directors (the “Committee”). On June 1, 2009, the Company filed a registration statement on Form S-8 to register all 80,000,000 of such shares. During the fiscal year ended November 30, 2009, all 80,000,000 of such shares were issued to various consultants for consulting and other services.

On January 29, 2009, our Board of Directors adopted the 2009 Equity Compensation Plan (the “2009 Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company, to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the Plan may not exceed 130,000,000 in aggregate. The 2009 Plan is administered by the Committee. On January 29, 2009, the Company filed a registration statement on Form S-8 to register all 130,000,000 of such shares. During the fiscal year ended November 30, 2009, all 130,000,000 of such shares were issued to various consultants for consulting and other services.

During the fiscal year ended November 30, 2009, there were no stock options granted under any equity compensation plans. Pursuant to several consulting and other agreements, the Company issued an aggregate of 213,319,102 shares of the Company’s common stock under equity compensation plans in payment of consulting fees and other expenses, valued at the fair market price on the effective dates of the consulting agreements or based on the terms of the agreements.

No equity compensation plan was adopted and no options were granted under any equity compensation plan by the Company during the fiscal year ended November 30, 2008. However, during fiscal year 2008, the Company issued an aggregate of 32,800,000 shares of the Company’s common stock in payment of consulting fees under the equity compensation plans which were adopted prior to fiscal year 2008.

Recent Sales of Unregistered Securities

We have not sold any unregistered equity securities during the period covered by this report, other than those previously reported in Quarterly Reports on Form 10-Q or Current Reports on Form 8-K filed with the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the operating results and financial position of Silverado Gold Mines Ltd. (“Silverado” or the “Company”) for the fiscal year ended November 30, 2009. It should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the fiscal year ended November 30, 2009.

All financial information in this Management’s Discussion and Analysis (“MD&A”) is expressed and prepared in conformity with US generally accepted accounting principles. All dollar references are to the US dollar, the Company’s reporting currency, unless otherwise noted. Some numbers in this MD&A have been rounded to the nearest thousand for discussion purposes.

Certain forward-looking statements are discussed in this MD&A with respect to the Company’s activities and future financial results, which are made based upon management’s current expectations and beliefs. There can be no assurance that future developments affecting the Company will be those anticipated by management.

FORWARD-LOOKING STATEMENTS

The information in this MD&A contains forward-looking statements with respect to the Company’s activities and future financial results, which are made based upon management’s current expectations and beliefs. These forward-looking statements involve risks and uncertainties, including statements regarding Silverado’s capital needs, business plans and expectations. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and gold recovery activities, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual events or results may differ materially from any forward-looking statement. Management disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

The Company is engaged in the acquisition and exploration of mineral properties in the State of Alaska, through its wholly-owned subsidiary, Silverado Gold Mines Inc., and is involved with the development of a new environmentally friendly low-rank coal-water fuel (“LRCWF”) technology through its other wholly-owned subsidiary, Silverado Green Fuel, Inc.

The Company has committed over three decades of work to the exploration, development and test mining of gold properties throughout North America. In the mid-1980s, the Company decided to focus its efforts in Alaska. We have extensive experience in geological, geochemical and geophysical exploration techniques. Our mineral holdings are located in the Fairbanks Mining District and in the Koyukuk Mining District, consisting of both lode and placer mining claims. At the present time, the Company’s primary focus is the exploration and development of our Nolan Gold and Antimony Project located 175 miles north of Fairbanks, Alaska. We are also continuing with exploration activities on our Hammond Gold Property located approximately three miles northeast of our Nolan Property, and exploration activities on our Eagle Creek Gold and Antimony Property and Ester Dome Gold Project, which are both located in the Fairbanks Mining District.

The Company has also been working on the development of LRCWF, a non-toxic liquid fuel product derived from sub-bituminous and lignite coal. In its finished form, the fuel would be a non-toxic, non-hazardous environmentally friendly strategic (liquid) fuel. Silverado is seeking financing to enable us to proceed with the construction of a commercial demonstration facility designed to document the combustion characteristics of Green Fuel. A successful demonstration project could lead to construction of a commercial production facility to manufacture the low-rank coal-water fuel as a replacement fuel for oil fired boilers and utility generators.

LIQUIDITY AND CAPTIAL RESOURCES

Our current ratio (current assets divided by current liabilities) as of November 30, 2009 was 0.37 as compared to 0.27 as of November 30, 2008. This ratio is commonly used as a measure of a company’s liquidity. We look at actual dollars in analyzing our liquidity. Since the Company’s cash inflow has been generated mainly from sales of shares of the Company’s common stock, gold sale proceeds earned during the exploration stage, debentures and loans, it will be very difficult for the Company to meet the current and anticipated obligations without raising additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we will not be able to fully implement our business plan or sustain ongoing operations.

As of November 30, 2009, the Company had a working capital deficit of $1,272,000 as compared to a working capital deficit of $1,294,000 as of November 30, 2008. The Company had no cash and cash equivalents on hand as of November 30, 2009 as compared to cash and cash equivalents of $50,991 as of November 30, 2008. The Company’s total assets for such periods were $3,145,000 (November 30, 2008: $3,314,000) and the total current assets were $745,000 (November 30, 2008: $484,000).

As of November 30, 2009, the Company’s current assets consist of $6,316 (November 30, 2008: $50,106) in gold inventory and $738,473 (November 30, 2008: $383,358) in prepaid and other receivables. Included in prepaid and other receivables were non-cash prepaid consulting and other fees of $716,865 (November 30, 2008: $333,500) paid through issuances of the Company’s common stock under the Company’s equity compensation plans.

The majority of the Company’s assets are long-term or non-cash in nature and thus considered being of lower liquidity.

The Company’s mineral rights were valued at $1,399,000 as of November 30, 2009 as compared to $1,198,000 as of November 30, 2008, an increase of approximately $201,000 or 17%. The increase in the value of our mineral rights this past year is directly attributable to $116,000 in paid claim fees, $5,000 in paid royalty payments and $80,000 in accrued royalty payments. The net book value of our fixed assets was $1,002,000 as of November 30, 2009 as compared to $1,632,000 as of November 30, 2008, a decrease of approximately $630,000 or 39%. The decrease in the net book value of our fixed assets was mainly due to $216,000 of depreciation, $12,000 of impairment and $402,000 of mining equipment disposals.

The current liabilities as of November 30, 2009 totaled $2,016,000 as compared to $1,778,000 as of November 30, 2008, an increase of approximately $238,000 or 13%. Included in current liabilities are $1,064,000 (2008: $1,077,000) due to related parties, which has been classified as financing activities in the Company’s cash flow statements, and $883,000 (2008: $561,000) of accounts payable and accrued liabilities.

The Company has not yet generated revenues since recommencement of the exploration stage on December 1, 2001 and our cash was primarily generated from the sale of our securities. During the fiscal year ended November 30, 2009, the Company raised $2,047,000 of net proceeds through completed private placements and received $100,000 through uncompleted private placement subscriptions. In addition, the Company received $237,000 as a result of mining equipment disposals and $52,000 as a result of gold inventory sales. During the fiscal year ended November 30, 2008, the Company raised $4,028,000 of net proceeds through completed private placements.

During the fiscal year ended November 30, 2009, the Company spent $121,000 (2008: $155,000) on mineral rights and $869,000 (2008: 2,287,000) on the mineral exploration and drilling program. In addition, the Company has spent $1,503,000 (2008: 2,489,000) on other operating activities. The Company has been reviewing its budgets for its current business needs and its further exploration and early stage production at its Nolan Creek property in Alaska. Our plan of mining operations in Alaska anticipates that we will need to raise and expend approximately $10,560,000 during fiscal year 2010. We will also need to raise and spend approximately $3,000,000 on general and administrative costs during fiscal year 2010.

The Company expects to continue to be funded primarily from equity financings and will continue the current process of seeking to arrange financing of those operational budgets, exploration and near term production to meet the requirements of the work program. The ability of the Company to complete the exploration and development of its mineral properties is dependent on the Company’s ability to obtain the necessary financing. There is no assurance that we will be able to raise the financing necessary to enable us to implement our business plan.

SEGEMENT INFORMATION

The Company operates in one reportable segment, located in United States, being the acquisition and exploration of mineral properties. The Company’s development of low-rank coal-water fuel, located in United States, is in its initial stages and is not a reportable segment. Segmented information has been compiled based on the geographic regions that the Company and its subsidiaries registered and performed exploration and administration activities. A summary of financial information by geographical areas is as follows:

As of November 30, 2009	Canada	United States	Total
Current assets	$720,088	$24,701	$744,789
Mineral rights	-	1,398,601	1,398,601
Property, plant and equipment, net	423,121	578,888	1,002,009
Total assets, as of November 30, 2009	$1,143,209	$2,002,190	$3,145,399

As of November 30, 2008
Current assets	$434,102	$50,353	$484,455
Mineral rights	-	1,197,591	1,197,591
Property, plant and equipment, net	526,118	1,105,706	1,631,824
Total assets, as of November 30, 2008	$960,220	$2,353,650	$3,313,870

For the Year Ended November 30, 2009
Total comprehensive loss	$5,297,837	$1,462,929	$6,760,766

For the Year Ended November 30, 2008
Total comprehensive loss	$3,797,978	$4,685,128	$8,483,106

SUMMARY OF MINERAL EXPLORATION PROGRAM AND PLAN OF OPERATION

The Nolan Lode Antimony and Gold Project has been the focus of the Company’s exploration strategy since 2007 and will be the focus again in 2010. Although a lack of sufficient capital did not allow for the permitted 1,000 cubic yard bulk sample under Workman’s Bench, the Company did manage to increase the resources significantly for both the Workman’s and Pringle Bench lode deposits during the summer and fall drill program. Although the increased resources are not mineral reserves which demonstrate economic viability, they none the less are part of the same mineralized structure (‘A Zone’) but will require additional drilling before a potential upgrade to reserve classification can be determined.

The most significant result of the 2009 exploration program relative to 2008 is that the two main northeast trending antimony-gold vein-fault zones that are found at Workman’s and Pringle Bench have been confirmed by the QP as being part of the same continuous structure. The acquisition of a larger core drilling rig in 2010 will allow for subsurface testing in the area between Pringle and Workman’s Benches which could potentially delineate a resource that is contiguous for over a half mile and open on both ends and at depth. In addition, 2009 confirmed that the antimony-gold mineralization is evident at depths to 300 feet below the previous investigations at Pringle Bench and the grade and tonnages of antimony and gold combined could be comparable if not better with depth at both prospects.

During 2009 there was no additional drilling within the current probable reserve block at Workman’s Bench and therefore there have been no changes to the probable mineral reserve which amounts to 42,412 tons grading 28% antimony, and 0.408 ounces/ton gold. Through the end of 2008, the Workman’s and Pringle Bench gold and antimony deposits contained a total inferred resource amounting to 24,077 tons grading 12.45% antimony and 0.245 ounces/ton gold (for both estimates, see “January 1, 2009 NI-43-101 Technical Report for Nolan Creek which was amended June 1, 2009). During 2009, drilling at Workman’s Bench and Pringle Bench resulted in an increase of inferred mineral resources from the 2008 total listed above to a total of 34,206 tons grading 14.92% antimony and 0.357 ounces/ton gold. In addition, an indicated resource was defined at Workman’s Bench in an area vertically above the current reserve block which totaled 12,039 tons grading 20.02% antimony and 0.236 ounces/ton gold.

For more detailed information and comparison, readers should refer to the sections under Item 1 above which include Exploration Work Summaries for 2008 and 2009 for the Nolan Lode Gold and Antimony Project (sections 1.5.2 and 1.5.3 respectively). The mineral estimates of inferred and indicated resources, listed in Item 2 above, have increased significantly as compared to 2008 figures. While the probable mineral reserve under Workman’s Bench has not changed since the last fiscal year, the increase in the price of gold and antimony has currently increased the value of the mineral reserve significantly. Our plan of operation for the next twelve months is as follows:

(a) The Nolan Gold Project Plan of Operations

Based on a preliminary feasibility analysis of January 1, 2009, as amended June 1, 2009, we have economically viable reserves on our properties that comprise the Nolan Gold Project, subject to a final feasibility study. We plan to carry out activities on the Nolan Gold Project. The objective of the activities on the Nolan Gold Project is to complete permitting, drill, and continue underground development and bulk sampling and processing.

The primary plan of operations for the Company is the advancement of the Nolan Project toward the development stage and depending on obtaining sufficient financing, management will pursue a responsible timeline that will meet the needs of the Project and the budget. The procurement of supplies and equipment for the construction of a pilot mill at Nolan for the processing of a 1,000 cubic yard sample is important to the advancement of the operation. Depending on available capital, the procurement of supplies for the pilot mill could stall the bulk sample program in which case the Company will continue with the drilling program and other exploration activities on the Nolan Creek Property and focus on the increase in mineral resources.

The plan of operation for the Nolan Gold Project for the 2010 fiscal year is the advancement toward the development and mining stage of our Nolan Gold and Antimony Project, especially along the southwestern end of the Solomon Shear Zone in the Workman’s Bench Area. The Company is in a transitional phase between exploration and development. The recent preliminary feasibility study effective January 1, 2009, supported a mineral reserve of antimony and gold underlying the southwestern portion of the Solomon Shear Zone, an area referred to by the Company as Workman’s Bench. The 2008 feasibility study by Bundtzen concluded that the Nolan Gold and Antimony Project in the Workman’s Bench area is economically viable.

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

Also, the plan of operations for 2010 involves performing a variety of characterization studies in preparation for the development stage and for permitting requirements necessary for the future production of the antimony-gold deposit underlying the Workman’s Bench. These studies include but are not limited to additional hydrologic studies proximal to our planned underground workings, as well as environmental baseline studies of the flora and fauna and the baseline chemical and physical parameters of the creek water, and acid-base accounting (ABA) studies of the ore-hosting rock determining an appropriate, effective and safe disposal of acid mine waste rock.

Much of the work planned for 2010 is seasonal dependent. During the summer months we plan to use our diamond core drill for infill drilling for additional reserve estimates and structural interpretation. We plan to drill a minimum of 20 shallow (200 to 500 ft) NQ diamond core drill holes, as well 30 deeper holes (> 500 ft) into the Solomon Shear Zone. Also, many of the formerly mentioned characterization studies will be continued through the summer months. Depending on available capital, the Company plans the procurement of necessary facility and system upgrades, as well as the acquisition of necessary equipment and the construction of a pilot mill facility. Currently we have a fully functioning all season enclosed 23 man camp with three functioning offices with computers and internet access. The camp has a STW treatment plant for sewage and graywater treatment. The camp site also has a large mechanics shop for working on heavy equipment such as backhoes and bulldozers. The camp also has multiple ADEC approved containments with tanks capable of storing 30,000 gallons of diesel fuel, and a peripheral explosives storage area. The camp also has an abundance of heavy equipment for excavating and road maintenance.

During the late fall of 2010, we plan to open our portal and begin the excavation of a decline to begin the extraction of the bulk sample. We plan to extract the majority of vein material from the ‘A’ Zone since more than 70% of the current reserve is in this zone. We plan to use a cut-and-fill stoping method. Once a stope is driven, the vein structure will be shot off the rib at an estimated width of 2 feet and mucked out for storage and processing at the surface. Waste rock will be temporarily stored on lined pads along the left limit Bench of Nolan Creek Valley, an area used previously by the Company for seasonal storage of bulk samples.

Currently, the Company’s engineers and geologists have designed the subsurface routes for an access decline and egress routes for the extraction of the bulk sample material, as well as located sites for temporary tailings storage and additional layout sites and mill design.

Readers and investors need to take caution, in that much of the work planned in 2010 is contingent upon available funding and the success and speed of the permitting process.

Our proposed drilling program for 2010 will be aimed at lode gold and antimony exploration. Lode drilling will focus on Pringle Bench, Workman’s Bench and the Hillside along the Solomon’s Shear trend, and is designed to provide a better three dimensional understanding of the mineralized sections of the structure and how it is related to the placer gold deposits of the Nolan Creek area. Since the Project is advancing into the development stage, exploration drilling will not be conducted in the Fortress area which is part of a gold bearing east-west trending deformation zone.

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

If we can raise the necessary capital, we plan to spend up to $10,000,000 in the next twelve months in carrying out our exploration, permitting and development activities for the Nolan Gold Project. Of this amount, $3,600,000 is projected for lode drilling on the Solomon Shear Zone. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking to obtain sufficient financing to enable us to proceed with these plans.

(b) Ester Dome Property

During 2010, we plan to move forward with the closure of the Grant Mill Tailings Pond. This pond is filled to capacity, and will be capped and decommissioned after a final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies. A meaningful exploration program may be completed during the summer months to explore for and identify small high-grade gold anomalies as well as larger low-grade gold anomalies. Completing the 2010 exploration work plan will be contingent on available funding.

(c) Hammond Property

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

(d) Eagle Creek Property

During 2010, annual assessment work will be completed on the Eagle Creek property to keep the mining claims in good standing. Assessment work will be focused on the northwest part of the claim block, where drilling and trenching has defined an intrusive host rock, thought to be a sill, containing low grade gold, silver and antimony mineralization. If funding permits, the Company will design a drilling program to further investigate the gold and by-product mineral distribution of the intrusive. Additional work which includes trenching and drilling will also be completed on the Number One. The Number One Vein was the lode quartz structure which has been mined commercially for antimony.

A commercially viable economic mineral deposit has not been defined on the property, and there is no assurance that a commercially viable economic mineral deposit exists on the property.

Low-Rank Coal-Water Fuel Project

Silverado is currently having a $150,000 study conducted on the chemical and physical characteristics of Mississippi Red Hills Lignite Coal at the Mineral Industry Research Laboratory at the University of Alaska (Fairbanks) and expects results by late 2010. Results of the tests as well as capital availability and an increase in oil prices would all have to be present and sufficient for Silverado Green Fuel Inc. to reconsider construction of its LRCWF project.

During the fiscal year ended November 30, 2008, we have spent approximately $300,000 to fund the research into lignite coal conversion in conjunction with the University of Fairbanks, Alaska, referred to above, and the preparation of a Phase I feasibility study and cost estimate for the Mississippi Commercial Low Rank Coal Water Fuel plant.

RESULTS OF OPERATIONS – Fiscal Years Ended November 30, 2009 and 2008

The Company has not generated revenues since recommencement of the exploration stage from December 1, 2001 to November 30, 2009. For the fiscal year ended November 30, 2009, we reported a net loss of $6,669,000, or $0.005 per share, compared to a net loss of $8,459,000, or $0.009 per share for the fiscal year ended November 30, 2008, a decrease of approximately 21%.

During the fiscal year ended November 30, 2009, the Company wrote off $261,000 of convertible debentures and accrued interest. $600,000 of Tri-Con billings adjustments was recorded as a decrease of related party charges in the consolidated statements of operations. In addition, the major decreases in fiscal year 2009, as compared to the same period in 2008, were the Company’s exploration expenses by $1,418,000, its related party charges in excess of cost by $1,210,000 (including $600,000 of billings adjustments), accounting and audit fees by $211,000, promotion and travel expenses by $147,000, legal and other professional fees by $263,000, office expenses by $495,000 and research expenses by $295,000. These decreases were mainly due to cash limitations and the development of a restructuring plan that the Company is working on to fund its exploration and development activities.

The major increases included in the net loss for fiscal year 2009, as compared to the same period in 2008, were increases of $1,402,000 for consulting fees, $87,500 for financing activities, $34,000 for transfer agent and filing fees, $57,000 for loss on disposal of mining equipment and $960,000 for non-cash commitment fees paid through the Company’s common stock. Such increases were mainly due to the increased consulting requirements related to the Company’s efforts relating to restructuring, equity financing, development and expansion. Included in $2,585,000 of consulting fees for the fiscal year ended November 30, 2009 was $2,231,000 of non-cash consulting fees paid through issuances of the Company’s common stock.

RESULTS OF OPERATIONS – Three Months Ended November 30, 2009 and 2008

For the three months ended November 30, 2009, we had a net loss of $1,378,000, or $0.001 per share, compared to a net loss of $2,038,000, or $0.002 per share for the three months ended November 30, 2008. The major decreases in the quarter, as compared to the same period in 2008, were the Company’s exploration expenses by $100,000, its related party charges in excess of incurred cost by $125,000, legal and other professional fees by $203,000, management fees by $78,000, and office expenses by $91,000. These decreases were mainly due to cash limitations and the development of a restructuring plan that the Company is working on to fund its exploration and development activities.

The major increases included in the net loss for the fiscal quarter ended November 30, 2009, as compared to the same period in 2008, were $39,000 of consulting fees, $31,000 of reporting and investor relations and $87,500 of financing fees. Such increases were mainly due to the increased consulting and financing requirements related to the Company’s efforts in connection with restructuring, equity financing, development and expansion. $375,439 of consulting fees for the three months ended November 30, 2009 were non-cash consulting fees paid through issuances of the Company’s common stock.

Currently the Company is in a transitional phase between exploration and development at its Nolan gold and antimony property. Our ability to complete the transition is dependent, in large part, upon our completing additional equity financings.

RELATED PARTY TRANSACTIONS

The details of related party transactions are disclosed in footnote 10 of the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2009 (Item 8, below).

CRITICAL ACCOUNTING POLICIES

The details of our critical accounting policies are disclosed in footnote 2 of the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2009 (Item 8, below).

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited financial statements for the year ended November 30, 2009, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and pursuant to Regulation S-X as promulgated by the SEC and are expressed in U.S. dollars.

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of November 30, 2009 and 2008	F-2

Consolidated Statements of Operations and other Comprehensive Gain (Loss) for the Years Ended November 30, 2009 and 2008 and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2009	F-3

Consolidated Statement of Stockholders’ Equity for the years from Recommencement of Exploration Stage, December 1, 2001, to November 30, 2009	F-4 to F-6

Consolidated Statements of Cash Flows for the Years Ended November 30, 2009 and 2008 and for the period since Recommencement of Exploration Stage, December 1, 2001, to November 30, 2009	F-7

Notes to Consolidated Financial Statements	F-8 to F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Silverado Gold Mines Ltd.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Silverado Gold Mines Ltd. and Subsidiaries (An Exploration Stage Company) (the "Company") as of November 30, 2009 and 2008, and the related consolidated statements of operations and other comprehensive gain (loss), stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. Our opinion on the consolidated statements of operations and other comprehensive gain (loss), stockholders' equity, and cash flows for the period since recommencement of the exploration stage from December 1, 2001 to November 30, 2009 insofar as it relates to amounts for the prior periods through November 30, 2004 is based on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverado Gold Mines Ltd. and Subsidiaries (An Exploration Stage Company) as of November 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's dependence on outside financing, lack of sufficient working capital, and recurring losses from activities in the exploration stage raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mallah Furman

Fort Lauderdale, Florida
March 4, 2010

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2009 and 2008
(Stated in United States Dollars)

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$-	$50,991
Gold inventory	6,316	50,106
Prepaid and other receivables	738,473	383,358
Total Current Assets	744,789	484,455
Mineral rights	1,398,601	1,197,591
Property, plant and equipment, net	1,002,009	1,631,824
TOTAL ASSETS	$3,145,399	$3,313,870
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$882,768	$561,460
Due to related parties	1,064,046	1,076,881
Convertible debt instruments	69,760	140,000
Total Current Liabilities	2,016,574	1,778,341
Asset retirement obligation	540,407	537,258
Mineral claims royalty payable	470,000	390,000
Total Liabilities	3,026,981	2,705,599
STOCKHOLDERS' EQUITY
Common stock
Authorized:
unlimited common shares with no par value
Issued and outstanding:
1,577,667,073 common shares (2008: 977,437,101)	100,883,269	94,718,072
Additional paid-in capital	1,206,124	1,200,408
Subscriptions received	100,000	-
Accumulated deficit during exploration stage	(102,070,975)	(95,310,209)
Total Stockholders' Equity	118,418	608,271
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,145,399	$3,313,870

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE GAIN (LOSS)
for the years ended November 30, 2009 and 2008
(Stated in United States Dollars)

			Period Since
			Recommencement of
			Exploration Stage from
			December 1, 2001 to
	2009	2008	November 30, 2009
General and administrative expenses
Accounting and audit	$116,924	$328,263	$835,122
Advertising, promotion and travel	65,313	212,275	3,010,603
Consulting fees	2,584,698	1,183,131	10,531,688
Depreciation, accretion and impairment	216,083	334,221	2,775,815
Exploration expenses	868,940	2,287,192	15,583,747
Financing activities	87,500	-	389,503
Legal and other professional fees	296,062	558,670	1,566,147
Management services	779,751	854,529	6,398,987
Office expenses	342,340	837,488	4,949,938
Related party charges in excess of costs incurred (net of $600,000 of current year billing adjustment)	(32,780)	1,176,926	4,911,088
Reporting and investor relations	360,229	442,732	1,343,351
Research	-	295,045	1,064,735
Transfer agent and filing fees	101,041	67,310	379,831
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	12,254	31,550	329,679
Total expenses	5,798,355	8,609,332	55,229,763
Loss from operations	(5,798,355)	(8,609,332)	(55,229,763)
Gold income earned during the exploration stage
Gold sale proceeds earned during the exploration stage	52,450	2,200,547	3,714,310
Cost of gold sold	(43,790)	(1,919,764)	(3,250,373)
Gold inventory addition from gold extraction	-	-	3,248,056
Total gold income earned during the exploration stage	8,660	280,783	3,711,993
Other income (expenses)
Interest and other income	183	21,139	277,990
Interest expenses on capital lease obligations	-	(15,927)	(333,221)
Interest expenses on convertible debentures	(476)	(11,200)	(707,483)
Other interest expenses and bank charges	(12,101)	(12,636)	(72,209)
Commitment fees	(960,000)	-	(960,000)
Loss on disposal of property, plant and equipment	(168,146)	(111,383)	(279,529)
Write-off of convertible debentures and accrued interests	260,827	-	260,827
Total other expenses	(879,713)	(130,007)	(1,813,625)
Net loss before cumulative effect of accounting change	(6,669,408)	(8,458,556)	(53,331,395)
Cumulative effect of accounting change	-	-	(99,481)
Net loss	(6,669,408)	(8,458,556)	(53,430,876)
Other comprehensive income (loss)
(Loss) / Gain on foreign exchange	(91,358)	(24,550)	264,845
Comprehensive loss for the period	$(6,760,766)	$(8,483,106)	$(53,166,031)
Net loss per share	$(0.005)	$(0.009)
Basic and diluted weighted average number of common shares outstanding	1,274,217,440	913,263,595

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2009
(Stated in United States Dollars)

						Accumulated
	Number of	Common	Common	Additional		Deficit during
	Common	Shares -	Stock to be	Paid in	Deferred	Development
	Shares	Amount	Issued	Capital	Compensation	Stage	Total
Balance, November 30, 2001	42,423,988	$47,056,285	$-	$-	$-	$(48,904,944)	$(1,848,659)
Shares issued for cash:
Private placement, net of commission	20,775,000	2,922,000	-	-	-	-	2,922,000
Warrants exercised	16,250,000	1,970,000	-	-	-	-	1,970,000
Options exercised	6,900,000	925,000	-	-	-	-	925,000
Shares issued for non-cash items:
Shares issued in lieu of payment for debentures	6,944,308	1,465,927	-	-	-	-	1,465,927
Shares issued for consulting fees	4,793,335	1,232,551	-	-	-	-	1,232,551
Subscriptions received	-	-	268,613	-	-	-	268,613
Stock option granted	-	-	-	292,320	(164,213)	-	128,107
Net loss for the year	-	-	-	-	-	(6,965,911)	(6,965,911)
Balance, November 30, 2002	98,086,631	55,571,763	268,613	292,320	(164,213)	(55,870,855)	97,628
Shares issued for cash:
Private placement, net of commission	24,651,340	5,327,245	-	-	-	-	5,327,245
Warrants exercised	15,278,171	1,344,575	-	-	-	-	1,344,575
Options exercised	200,000	70,000	-	-	-	-	70,000
Shares issued for non-cash items:
Shares issued in lieu of payment for debentures	5,299,542	1,198,467	-	-	-	-	1,198,467
Shares issued for consulting fees	2,511,668	554,085	(268,613)	-	-	-	285,472
Subscriptions received	-	-	115,000	-	-	-	115,000
Amortization of stock-based compensation	-	-	-	-	129,397	-	129,397
Stock option granted	-	-	-	171,994	(42,896)	-	129,098
Net loss for the year	-	-	-	-	-	(8,519,169)	(8,519,169)
Balance, November 30, 2003	146,027,352	64,066,135	115,000	464,314	(77,712)	(64,390,024)	177,713
Shares issued for cash:
Private placement, net of commission	55,114,441	2,564,899	(115,000)	-	-	-	2,449,899
Warrants exercised	14,876,597	845,745	-	-	-	-	845,745
Shares issued for non-cash items:
Shares issued in lieu of payment for debentures	2,014,530	200,023	-	-	-	-	200,023
Shares issued for consulting fees	6,416,667	577,140	-	-	-	-	577,140
Subscriptions received	-	-	70,000	-	-	-	70,000
Amortization of stock-based compensation	-	-	-	-	77,712	-	77,712
Stock -based compensation	-	-	-	2,000	-	-	2,000
Net loss for the year	-	-	-	-	-	(4,836,363)	(4,836,363)
Balance, November 30, 2004	224,449,587	68,253,942	70,000	466,314	-	(69,226,387)	(436,131)
Shares issued for cash:
Private placement, net of commission	120,219,687	2,735,893	(70,000)	-	-	-	2,665,893
Shares issued for non-cash items:
Shares issued for consulting fees	6,285,000	284,900	-	-	-	-	284,900
Stock -based compensation	4,100,001	252,003	-	-	-	-	252,003
Subscriptions received	-	-	54,500	-	-	-	54,500
Net loss for the year	-	-	-	-	-	(3,394,107)	(3,394,107)
Balance, November 30, 2005	355,054,275	71,526,738	54,500	466,314	-	(72,620,494)	(572,942)
Cumulative effect of accounting change,
net of income taxes
Shares issued for cash:	-	-	-	-	-	272,867	272,867
Private placement, net of commission	238,285,057	8,690,554	(23,000)	-	-	-	8,667,554
Warrants exercised	31,370,720	1,554,056	(31,500)	-	-	-	1,522,556
Shares issued for non-cash items:
Shares issued for consulting fees	6,075,000	767,250	-	-	-	-	767,250
Subscriptions received	-	-	273,600	-	-	-	273,600
Net loss for the year	-	-	-	-	-	(7,171,319)	(7,171,319)
Balance, November 30, 2006	630,785,052	82,538,598	273,600	466,314	-	(79,518,946)	3,759,566
Shares issued for cash:
Private placement, net of commission	63,866,669	1,656,042	-	-	-	-	1,656,042
Warrants exercised	65,754,387	3,429,586	-	-	-	-	3,429,586
Options exercised	12,680,000	642,000	-	-	-	-	642,000
Shares issued for non-cash items:
Shares issued for consulting fees	12,521,609	1,108,415	(273,600)	-	-	-	834,815
Subscriptions received	-	-	275,136	-	-	-	275,136
Stock-based compensation	-	-	-	734,094	-	-	734,094
Net loss for the year	-	-	-	-	-	(7,308,157)	(7,308,157)
Balance, November 30, 2007	785,607,717	$89,374,641	$275,136	$1,200,408	$-	$(86,827,103)	$4,023,082

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2009
(Stated in United States Dollars)

						Accumulated
	Number of	Common	Common	Additional		Deficit during
	Common	Shares -	Stock to be	Paid in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total
Balance, November 30, 2007	785,607,717	$89,374,641	$275,136	$1,200,408	$-	$(86,827,103)	$4,023,082
Shares Issued
For Private Placements
December 31, 2007 @ $0.03 per share	13,000,000	390,000	-	-	-	-	390,000
January 11, 2008 @ $0.03 per share	22,000,000	660,000	-	-	-	-	660,000
January 22, 2008 @ $0.0325 per share	461,538	15,000	-	-	-	-	15,000
January 23, 2008 @ $0.0325 per share	21,538,461	700,000	-	-	-	-	700,000
February 8, 2008 @ $0.0325 per share	461,538	15,000	-	-	-	-	15,000
February 12, 2008 @ $0.0325 per share	23,076,923	750,000	-	-	-	-	750,000
February 13, 2008 @ $0.0325 per share	22,852,307	742,700	-	-	-	-	742,700
February 14, 2008 @ $0.0325 per share	12,307,692	400,000	-	-	-	-	400,000
For Consulting Services
January 17, 2008 @ $0.06 per share	500,000	30,000	-	-	-	-	30,000
February 1, 2008 @ $0.01 per share	1,800,000	180,000	-	-	-	-	180,000
February 21, 2008 @ $0.06 per share	500,000	30,000	-	-	-	-	30,000
August 11, 2008 @ $0.03 per share	4,000,000	120,000	-	-	-	-	120,000
August 18, 2008 @ $0.03 per share	4,000,000	120,000	-	-	-	-	120,000
September 16, 2008 @ $0.03 per share	4,000,000	120,000	-	-	-	-	120,000
October 21, 2008 @ $0.03 per share	13,000,000	390,000	-	-	-	-	390,000
November 20, 2008 @ $0.01 per share	5,000,000	50,000	-	-	-	-	50,000
For Warrants Exercised
December 17, 2007 @ $0.035 per share	16,513,024	577,956	(223,176)	-	-	-	354,780
January 21, 2008 @ $0.035 per share	1,484,563	51,960	(51,960)	-	-	-	-
February 1, 2008 @ $0.035 per share	4,166,667	145,833	-	-	-	-	145,833
October 10, 2008 @ $0.0125 per share	6,500,004	81,250	-	-	-	-	81,250
October 14, 2008 @ $0.0125 per share	14,666,667	183,333	-	-	-	-	183,333
Share issue costs	-	(409,601)	-	-	-	-	(409,601)
Net loss for the period	-	-	-	-	-	(8,483,106)	(8,483,106)
Balance, November 30, 2008	977,437,101	$94,718,072	$-	$1,200,408	$-	$(95,310,209)	$608,271

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the years from December 1, 2001 to November 30, 2009
(Stated in United States Dollars)

						Accumulated
	Number of	Common	Common	Additional		Deficit during
	Common	Shares -	Stock to be	Paid in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total
Balance, November 30, 2008	977,437,101	$94,718,072	$-	$1,200,408	$-	$(95,310,209)	$608,271
Shares issued:
For Private Placements
December 31, 2008 @ $0.00383 per share	18,260,870	70,000	-	-	-	-	70,000
February 25, 2009 @ $0.004 per share	19,250,000	77,000	-	-	-	-	77,000
March 27, 2009 @ $0.0025 per share	38,000,000	95,000	-	-	-	-	95,000
May 06, 2009 @ $0.01 per share	25,000,000	250,000	-	-	-	-	250,000
May 14, 2009 @ $0.01 per share	3,000,000	30,000	-	-	-	-	30,000
May 15, 2009 @ $0.01 per share	1,000,000	10,000	-	-	-	-	10,000
June 02, 2009 @ $0.01 per share	500,000	5,000	-	-	-	-	5,000
June 03, 2009 @ $0.01 per share	2,000,000	20,000	-	-	-	-	20,000
June 12, 2009 @ $0.01 per share	14,900,000	149,000	-	-	-	-	149,000
June 16, 2009 @ $0.01 per share	9,500,000	95,000	-	-	-	-	95,000
June 22, 2009 @ $0.01 per share	1,500,000	15,000	-	-	-	-	15,000
July 03, 2009 @ $0.01 per share	10,000,000	100,000	-	-	-	-	100,000
July 22, 2009 @ $0.01 per share	13,500,000	135,000	-	-	-	-	135,000
July 27, 2009 @ $0.01 per share	4,000,000	40,000	-	-	-	-	40,000
August 12, 2009 @ $0.01 per share	2,000,000	20,000	-	-	-	-	20,000
August 17, 2009 @ $0.01 per share	2,500,000	25,000	-	-	-	-	25,000
August 27, 2009 @ $0.01 per share	24,500,000	245,000	-	-	-	-	245,000
August 28, 2009 @ $0.01 per share	7,000,000	70,000	-	-	-	-	70,000
September 18, 2009 @ $0.01 per share	2,000,000	20,000	-	-	-	-	20,000
September 29, 2009 @ $0.01 per share	32,500,000	325,000	-	-	-	-	325,000
October 06, 2009 @ $0.01 per share	4,500,000	45,000	-	-	-	-	45,000
November 03, 2009 @ $0.01 per share	5,000,000	50,000	-	-	-	-	50,000
November 09, 2009 @ $0.005 per share	40,000,000	200,000	-	-	-	-	200,000
November 18, 2009 @ $0.01 per share	1,500,000	15,000	-	-	-	-	15,000
For Consulting Fees and Other Expenses
January 28, 2009 @ $0.0125 per share	1,000,000	12,500	-	-	-	-	12,500
January 29, 2009 @ $0.0125 per share	25,000,000	312,500	-	-	-	-	312,500
January 29, 2009 @ $0.03 per share	25,000,000	750,000	-	-	-	-	750,000
February 12, 2009 @ $0.0085 per share	6,000,000	51,000	-	-	-	-	51,000
February 12, 2009 @ $0.01 per share	2,000,000	20,000	-	-	-	-	20,000
February 13, 2009 @ $0.0087 per share	15,000,000	130,500	-	-	-	-	130,500
February 13, 2009 @ $0.00333 per share	3,109,800	10,356	-	-	-	-	10,356
March 27, 2009 @ $0.0125 per share	20,000,000	250,000	-	-	-	-	250,000
March 27, 2009 @ $0.0125 per share	9,000,000	112,500	-	-	-	-	112,500
April 13, 2009 @ $0.013 per share	15,000,000	195,000	-	-	-	-	195,000
June 03, 2009 @ $0.012 per share	30,000,000	360,000	-	-	-	-	360,000
August 18, 2009 @ $0.018 per share	5,000,000	90,000	-	-	-	-	90,000
August 21, 2009 @ $0.014 per share	20,000,000	280,000	-	-	-	-	280,000
October 29, 2009 @ $0.0154 per share	3,500,000	53,900	-	-	-	-	53,900
November 03, 2009 @ $0.018 per share	5,000,000	90,000	-	-	-	-	90,000
November 18, 2009 @ $0.0148 per share	5,000,000	74,000	-	-	-	-	74,000
November 23, 2009 @ $0.0118 per share	4,000,000	47,200	-	-	-	-	47,200
For Investor Relation and Shareholder Communication Services
February 13, 2009 @ $0.0051 per share	6,555,000	33,431	-	-	-	-	33,431
March 27, 2009 @ $0.00644 per share	2,112,069	13,602	-	-	-	-	13,602
May 15, 2009 @ $0.0122 per share	357,965	4,367	-	-	-	-	4,367
June 03, 2009 @ $0.01063 per share	505,927	5,378	-	-	-	-	5,378
July 03, 2009 @ $0.01504 per share	376,430	5,662	-	-	-	-	5,662
July 31, 2009 @ $0.01478 per share	353,379	5,223	-	-	-	-	5,223
August 27, 2009 @ $0.016965 per share	342,343	5,808	-	-	-	-	5,808
October 06, 2009 @ $0.0175 per share	333,618	5,838	-	-	-	-	5,838
October 20, 2009 @ $0.01733 per share	345,493	5,987	-	-	-	-	5,987
November 24, 2009 @ $0.01392 per share	427,078	5,945	-	-	-	-	5,945
For Commitment, Legal and Financing Fees
May 06, 2009 @ $0.0096 per share	100,000,000	960,000	-	-	-	-	960,000
October 20, 2009 @ $0.0185 per share	8,000,000	148,000	-	-	-	-	148,000
November 04, 2009 @ $0.016 per share	5,000,000	80,000	-	-	-	-	80,000
For Warrants Exercised
Share subscriptions Received	-	-	100,000	-	-	-	100,000
Conversion feature on convertible debenture	-	-	-	5,716	-	-	5,716
Share issue costs	-	(59,500)	-	-	-	-	(59,500)
Net loss for the year	-	-	-	-	-	(6,760,766)	(6,760,766)
Balance, November 30, 2009	1,577,667,073	$100,883,269	$100,000	$1,206,124	$-	$(102,070,975)	$118,418

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2009 and 2008
(Stated in United States Dollars)

			Period Since
			Recommencement of
			Exploration Stage from
			December 1, 2001 to
	2009	2008	November 30, 2009
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating activities:
Net comprehensive loss for the year	$(6,760,766)	$(8,483,106)	$(53,166,031)
Adjustments to reconcile loss to net cash used in operating activities:
Cumulative effect of accounting change	-	-	99,481
Depreciation, amortization, accretion and impairment	216,083	334,221	2,775,815
Loss on disposal of property, plant and equipment	168,146	111,383	279,529
Stock-based compensation included in management fees	-	-	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting and other expenses resulting from share issuance	2,441,832	706,500	5,886,038
Non-cash prepaid consulting fees expensed during the year	333,500	-	333,500
Non-cash commitment fees resulting from share issuance	960,000	-	960,000
Non-cash financing expense	-	-	252,003
Interest accrued or incurred on convertible debentures	476	11,200	498,046
Write-off of convertible debentures and accrued interests	(260,827)	-	(260,827)
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	12,254	31,550	329,679
Changes in non-cash operating working capital:
Gold inventory	43,790	1,919,764	2,317
Prepaid and other receivables	28,250	244,647	(18,733)
Accounts payable and accrued liabilities	442,135	339,856	385,862
Asset retirement obligation	3,149	7,947	11,096
Net cash (used in) operating activities	(2,371,978)	(4,776,038)	(36,879,365)

Investing activities:
Investment in mineral properties	(121,010)	(155,275)	(1,245,101)
Purchase of property, plant and equipment	(3,178)	(332,099)	(3,079,696)
Proceeds from sale of property, plant and equipment, net	236,510	381,500	825,299
Net cash provided by (used in) investing activities	112,322	(105,874)	(3,499,498)

Financing activities:
Advances from (to) related party	(12,835)	(137,836)	772,734
Repayment of loans payable	-	-	(110,728)
Repayment of capital lease obligation	-	(31,013)	(1,131,607)
Convertible debentures	75,000	-	75,000
Share subscriptions received	100,000	-	100,000
Common stock issued for cash (net of share issue costs)	2,046,500	4,028,295	40,656,371
Net cash provided by financing activities	2,208,665	3,859,446	40,361,770

(Decrease) in cash and cash equivalents	(50,991)	(1,022,466)	(17,093)

Cash and cash equivalents, at beginning of the period	50,991	1,073,457	17,093

Cash and cash equivalents, at end of the period	$-	$50,991	$-

Supplemental Cash Flow Information (Note 15)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 1 – Nature and Continuance of Operations

Silverado Gold Mines Ltd. (“Silverado” or the “Company”) was incorporated under the laws of British Columbia, Canada in June 1963. The Company is engaged in the exploration of mineral properties in the State of Alaska, through its wholly-owned subsidiary, Silverado Gold Mines Inc. (incorporated under the laws of the State of Alaska, U.S.A. on May 29, 1981) and in the research and development of low-rank coal-water fuel as a replacement fuel for oil fired boilers and utility generators through its other wholly-owned subsidiary, Silverado Green Fuel, Inc. (incorporated under the laws of the State of Alaska, U.S.A. on August 14, 2006).

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company lacks sufficient working capital, has receiving losses and its operations continue to be funded primarily from sales of its stock and the sale of gold extracted during exploration activities. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties and completion of the research and development of its low-rank coal-water fuel project is dependent on the Company’s ability to obtain the necessary financing from sales of its stock and debt financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

These consolidated financial statements are prepared in conformity with United States of America generally accepted accounting principles (“GAAP”). The application of Canadian generally accepted accounting principles to these financial statements would not result in material measurement or disclosure differences.

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

The Company considers its functional currency to be the U.S. dollar for its U.S. and Canadian operations. Monetary assets and liabilities denominated in foreign currencies are translated into the U.S. dollar at the rates of exchange in effect at the consolidated balance sheet date. Non-monetary assets and liabilities are translated at the rate in effect at the time at which the transactions took place. Revenue and expense transactions are translated at the average rate of exchange for the year. Foreign exchange gains and losses are included in the determination of results from operations for the periods as other comprehensive gains and losses.

b)       Exploration Stage Company

The Company has not generated revenues since recommencement of the exploration from December 1, 2001, and is considered to be in the development stage, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05. However, the Securities and Exchange Commission’s Industry Guide 7, “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” requires that mining companies in the exploration stage should not refer to themselves as development stage companies in the financial statements, even though such companies should comply with FASB ASC 915-10-05, if applicable. Accordingly, the Company has been referred to as an exploration stage company, not a development stage company. Accumulated results of operations and cash flows are presented from December 1, 2001, the date the Company re-entered the exploration stage.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

c)       Environmental Costs

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

d)       Basic and Diluted Loss Per Share

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

e)       Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by Topic 820 of the FASB ASC, must maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The carrying value of gold inventory, receivables, accounts payable and accrued liabilities, mineral claims royalty payable and payable to related party approximate fair value because of the short-term maturity of these instruments. The carrying amounts reported in the balance sheets for convertible debentures approximate their fair values as of the date of issuance. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

f)       Convertible Debt Instruments

The Company separately accounts for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, the Company has recorded the liability components of the convertible debentures at fair value as of the date of issuance based on effective interest rate and amortized the resulting discount as an increase to interest expense over the expected life of the debt. The excess proceeds received over the fair value of the debt at the date of issuance are attributed to the conversion feature of the convertible debentures and included in additional paid-in capital on the consolidated balance sheets.

The Company will account any embedded conversion features, if there are any, in accordance with ASC 470-20, “Debt With Conversion and Other Options”.

g)       Gold Inventory

The Company values its gold inventories at the lower of cost or market. Since the Company is still in the exploration stage, by definition, the Company’s direct and absorbed costs would exceed the market value of any gold recovery. Therefore, the Company values gold inventory additions from gold extraction at the spot price as of the date of the addition to the gold inventory, and records the costs of gold inventory sold on a first-in first-out basis. Gold sale proceeds and cost of gold sold are recorded as other income earned during the exploration stage.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

h)       Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”. FASB ASC 740 prescribes the use of the liability method thereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

FASB ASC 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognizing, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The Company adopted FASB ASC 740-10 as of December 1, 2007, as required, and determined that the adoption of FASB ASC 740-10 did not have a material impact on the Company’s financial position and results of operations.

i)       Mineral Rights Payments and Exploration Costs

Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company has modified its accounting policy in 2008 with respect to mineral claim payments, retroactively effective to June 1, 2004, to capitalize the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees. If the acquired mineral rights relate to unproven properties, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment. The Company expenses all costs related to the exploration of mineral claims in which it had secured exploration rights prior to establishment of proven and probable reserves.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property are capitalized. Capitalized costs related to such property will be amortized using the units-of-production method over the estimated life of the probable reserve.

j)       Asset Retirement Obligation

Effective December 1, 2002, the Company adopted FASB ASC 410-20, “Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset.

FASB ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

k)       Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates or assumptions.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

l)       Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided on a straight line basis as follows:

Mining equipment	10 years
Auto and trucks	5 years
Computer equipment	3 years
Computer software	1 year
Leasehold improvements	5 – 7 years
Furniture and fittings	10 years

m)       Cash and Cash Equivalents

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

o)       Concentration of Credit Risk and Foreign Exchange Rate Risk

Financial instruments which potentially subject the Company to concentrations of credit risk and foreign exchange rate risk consist principally of cash in banks. The Company deposits its cash in high credit quality financial institutions which the Company believes reduces these risks.

p)       Foreign Currency Translation

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

q)       Revenue Recognition

Proceeds from the sale of gold recoveries from test mining were recorded as a reduction of exploration costs during the period the Company is in the exploration stage. This accounting policy has been changed in 2008 and now proceeds from the sale of gold recoveries from test mining are recorded as other income earned during the exploration stage, retroactively effective from the period since recommencement of exploration stage from December 1, 2001.

During the period the Company is in the exploration stage, proceeds on gold recoveries from test mining are recorded as other income earned during the exploration stage.

q)       Research Expenditures

Research expenditures are expensed in the year incurred.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

r)       Accounting for Stock-based Compensation

Effective December 1, 2006, the Company adopted FASB ASC 718, Compensation – Stock Compensation, requiring equity awards granted under its stock option plan to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to December 1, 2006, the Company accounted for awards granted under its stock option plans utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. Under the existing stock option plans, all options vest entirely on the grant date. Therefore, there were no partially vested options outstanding as of the FASB ASC 718 adoption date.

s)       Long Lived Asset Impairment

In accordance with FASB ASC 360-10, “Impairment or Disposal of Long-Lived Assets”, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

t)       Reclassifications

Certain prior years’ comparative figures have been reclassified to conform to the financial statement presentation adopted for this year.

u)       Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC 105, “Generally Accepted Accounting Principles”, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles, Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended November 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

The FASB recently amended its guidance regarding to non-controlling interests in consolidated financial statements. This guidance requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted this statement on December 1, 2009. The Company does not anticipate that the implementation of this guidance will have any material effect on our consolidated financial statements.

In June 2008, the FASB issued FASB ASC 815-40, “Derivatives and Hedging”, that provides guidance on how to determine if certain instruments (or embedded features) are considered indexed to a company’s own stock, including instruments similar to warrants to purchase the Company’s stock. FASB ASC 815-40 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and therefore exempt from the application of FASB ASC 815. Although FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company does not expect the adoption of this guidance to have a material impact on either its financial position or results of operations.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 3 – Gold Inventory

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

During the fiscal year ended November 30, 2009, the Company sold 58.15 troy ounces of gold, (2008: 2,920 troy ounces) for net proceeds of $52,450 (2008: $2,200,547), which were recorded as other income earned during the exploration stage. In addition, the Company wrote off 8.45 troy ounces gold inventory for the inventory shrinkage, the value of which is $5,556 recorded as cost of gold sold. The following is a summary of gold inventory changes during the fiscal years ended November 30, 2009 and 2008:

		Weighted
	Troy Ounces	Average price	Value
Balance as of November 30, 2007	2,996	$657.50	$1,969,870
Cost of gold sold	(2,920)	657.50	(1,919,764)
Balance as of November 30, 2008	76	657.50	50,106
Cost of gold sold	(66)	657.50	(43,790)
Balance as of November 30, 2009	10	$657.50	$6,316

Note 4 – Prepaid and Other Receivables

Prepaid and other receivables consist of:

	November 30, 2009	November 30, 2008
Shares issued for prepaid consulting fees	$608,640	$333,500
Shares issued for attorney retainer	108,225	-
Total shares issued as prepaid expenses	716,865	333,500
Insurance deposits, GST refund and others	21,608	49,858
Total	$738,473	$383,358

During the year ended November 30, 2009, the Company issued an aggregate of 218,319,102 shares (2008: 32,800,000 shares) of the Company’s common stock for consulting and other service fees, valued at the fair market price at the dates of the agreements, for total consideration of $3,158,697 (2008: $1,040,000), of which $716,865 (2008: $333,500) was recorded as prepaid expenses based on the terms of the agreements (See Note 11 (b) – Common Stock Issued under Equity Compensation Plans, below).

Note 5 – Mineral Properties and Mineral Rights

The Company holds interests in four groups of mineral properties, Nolan, Ester Dome, Hammond and Eagle Creek, in Alaska, U.S.A. All of these properties are in the exploration stage and have no proven reserves as of November 30, 2009. The Nolan property has a probable reserve; however, a more extensive feasibility study is required to ascertain if such probable reserve can be classified as a proven reserve.

Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company, retroactively effective to June 1, 2004, capitalize the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees. Since the Company has no proven reserves on its properties as of November 30, 2009, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment in accordance with EITF 04-02 and has not recognized any impairment. A summary of such capitalized direct costs for the years ended 2009 and 2008 is as follows:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 5 – Mineral Properties and Mineral Rights (Continued)

Capitalized Mineral Rights:	Nolan	Ester Dome	Hammond	Eagle Creek	Total
	(a)	(b)	(c)	(d)
Balance as of November 30, 2007	$582,439	$24,837	$350,000	$55,040	$1,012,316
Additions during the year:
Claim fees paid during the year	75,880	6,885	7,500	10,010	100,275
Royalty payments	-	-	50,000	5,000	55,000
Accrued royalty payment	-	-	30,000	-	30,000
Balance as of November 30, 2008	658,319	31,722	437,500	70,050	1,197,591
Additions during the year:
Claim fees paid during the year	85,540	8,980	8,400	13,090	116,010
Royalty payment	-	-	-	5,000	5,000
Accrued royalty payment	-	-	80,000	-	80,000
Balance as of November 30, 2009	$743,859	$40,702	$525,900	$88,140	$1,398,601

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

During the fiscal year ended November 30, 2009, the Company paid claim maintenance and holding fees of $85,540 to the Bureau of Land Management (“BLM”). During the fiscal year ended November 30, 2008, the Company paid claim maintenance and holding fees of $76,375 to BLM and received a refund of $495 from BLM for a 2007 overpayment.

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
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 5 – Mineral Properties and Mineral Rights (Continued)

b)       Ester Dome Gold Project, Fairbanks Mining District, Alaska

The Ester Dome Gold Project encompasses all of the Company’s properties on Ester Dome, which is accessible by road 10 miles northwest of Fairbanks, Alaska. The specific properties at this site are as follows:

i)

Grant Mine: This property consists of 26 state mineral claims subject to payments of 15% of net profits until $2,000,000 has been paid and 3% of net profits thereafter. The mill has remained inactive since February 1989 and the plant and equipment cost was written down to zero on our accounting records. During fiscal 2009, the work on Grant Mine was limited to assessment work.

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

The Company has maintained claim rental payments and continued with assessment work to this property. During the fiscal year ended November 30, 2009, the Company paid state mining claim fees of $8,840 (2008: $6,760) to the State of Alaska Department of Natural Resources and federal mining claim fees of $140 (2008: $125) to BLM.

c)       Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. The Company has leased this property from Alaska Mining Company, Inc. (“Alminco”) since December 14, 1994 and is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. Through November 30, 2009, the Company has paid a total of $560,000 in minimum royalties to Alminco. As of November 30, 2009, the capitalized mineral rights of $525,900 (2008: $437,500) for the Hammond property includes royalty accruals totaling $470,000 (2008: $390,000) that are unpaid, in arrears, and included in mineral claims payable on the accompanying consolidated balance sheets. During the fiscal year ended November 30, 2009, the Company paid $Nil (2008: $50,000) in minimum royalties and paid $8,400 (2008: $7,500) federal claim fees to BLM.

d)       Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The Company owns a 50% interest and has an option to purchase a full 100% interest in the property for $400,000, towards which $43,000 remains to be paid. A payment in the amount of $5,000 is due on August 1st of each year until the remaining $43,000 is paid. Such yearly payment is required to keep the option in good standing. Ownership of the claims is in the name of the Company’s subsidiary, Silverado Gold Mines Inc. During the fiscal year ended November 30, 2009, the Company paid the required $5,000 (2008: $5,000) option payment for the year and paid $13,090 (2008: $10,010) in state mining claim fees.

Note 6 – Property, Plant and Equipment

Property, plant and equipment primarily include capital expenditure associated with the Company’s Vancouver office, and mining equipment and camp facilities at the Nolan Gold Project in Alaska. During the fiscal year ended November 30, 2009, the Company sold some Nolan mining equipment for net proceeds of $236,510 (2008: $381,500). The net book value of the sold equipment was $404,656 (2008: $492,883).

In accordance with FASB ASC 360-10, “Impairment or Disposal of Long-Lived Assets”, the Company recorded an impairment, as of November 30, 2009, of $12,254 (2008: $31,550) against Nolan mining equipment. Depreciation expenses for the year ended November 30, 2009 was $216,083 (2008: $334,221).

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 6 – Property, Plant and Equipment (Continued)

A summary of the Company’s property, plant and equipment for the fiscal year ended November 30, 2009 is as follows:

	November 30, 2009
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$192,832	$404,725
Computer equipment and software	137,346	123,232	14,114
Furniture and fittings	394,358	390,075	4,283
Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	21,655	26,468
Nolan mining equipment	1,017,987	503,568	514,419
Auto and trucks	19,193	5,438	13,755
Capital assets in construction	24,245	-	24,245

	$2,301,809	$1,299,800	$1,002,009

A summary of the Company’s property, plant and equipment for the fiscal year ended November 30, 2008 is as follows:

	November 30, 2008
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$107,627	$489,930
Computer equipment and software	134,167	102,819	31,348
Furniture and fittings	394,358	389,518	4,840
Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	12,031	36,092
Nolan mining equipment	1,869,301	864,164	1,005,137
Auto and trucks	63,009	22,777	40,232
Capital assets in construction	24,245	-	24,245
	$3,193,760	$1,561,936	$1,631,824

Note 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	November 30, 2009	November 30, 2008
Accounts payable and accrued payables	$882,768	$440,633
Accrued interest	-	120,827
Total	$882,768	$561,460

The accrued interest payable of $120,827 as of November 30, 2008 relates to the convertible debentures issued in 1994. The accrued interest payable along with the balance due on convertible debentures was written off and taken into other income during the fiscal year ended November 30, 2009.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 8 – Convertible Debt Instruments

a)       Convertible Note Issued in 2009

On October 30, 2009, the Company sold and issued a convertible note in the sum of $75,000 with a maturity date of October 30, 2010. The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right from March 1, 2010 to convert any unpaid principal portion, at a conversion price per share equal to 70% of the average of the three lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date.

The Company issued 5,000,000 shares of the Company’s common stock to the Note holder as compensation and issuance costs reimbursement. Such shares were valued at $80,000 using the closing price of the Company’s common stock on October 29, 2009 and were recorded as financing costs. The Company also paid $7,500 cash to a third party as a finder’s fee on this note.

The Company separately accounts for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. The present value of a non-convertible note at the issuance date would be valued at $69,284 using the effective interest rate of 8.25%. Accordingly, the Company recorded $69,284 of the liability components of the convertible note as of the date of issuance and will amortize the resulting discount as an increase to interest expense over the expected life of the debt. The excess proceeds of $5,716 received over the fair value of the debt at the date of issuance were attributed to the conversion feature of the convertible note and accordingly has been included in additional paid-in capital on the consolidated balance sheets.

b)       Convertible Debentures Issued in 1994

On March 1, 2001, the Company completed negotiations to restructure its $1,860,000 convertible debentures. The replacement debentures aggregated $2,384,892 and consisted of the original $1,860,000 principal amount plus all accrued interest to March 1, 2001. The debentures bear interest of 8.0% per annum. Interest is due and payable on a quarterly basis on February 28, May 31, August 31 and November 30. As of November 30, 2004, the replacement debentures were repaid in full. Certain of the original convertible debentures, reflecting an aggregate principal amount of $140,000, were not exchanged for replacement debentures as the Company had been unsuccessful in its extensive attempts to locate the holders of such securities.

In 2009, the Company was advised by its Canadian legal counsel that any claims relating to the debt arising from such unexchanged debentures is barred by operation of the British Columbia Limitation Act. As a result, the Company has written off and taken into other income the full value of the principal and accrued interest of such unexchanged convertible debentures in the amounts of $140,000 and $123,627, respectively, for a total of $263,627 during the fiscal year ended November 30, 2009.

Note 9 – Asset Retirement Obligations

Asset retirement obligations relate to the closure and reclamation of the Grant Mill Tailings Pond and the Mill complex, and to the reclamation work associated with the Nolan Gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and revegetating the disturbed areas. The Company has no assets legally restricted for purposes of settling asset retirement obligations.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 9 – Asset Retirement Obligations (Continued)

Grant Mine

The Grant Mine is not an active mine and related assets were written off as impaired effective December 1, 2001. The retirement obligations associated with the Grant Mine involves the decommissioning of the Grant Mill Tailings Pond and the Mill complex that was built in the early 1980s and no longer used after 1989. The Company has retained a geotechnical and environmental consultants firm to assist with a preliminary report for the closure of the tailings pond. The preliminary report is part of the closure plan, and further reclamation work involves another closure phase that needs permits and/or approval by the State of Alaska regulatory agencies.

During the year ended November 30, 2009, the Company paid $1,511 to the State of Alaska regulatory agencies and spent another $12,489 on the Grant Mine closure. The Company believes that the estimated fair value of the cost of reclamation at this time will approximate the accrued obligations plus 5% accretion expense per annum until reclaimed.

Nolan Gold Project

The retirement obligations associated with the Nolan mineral properties are associated with the reclamation of disturbed land resulting from normal operations and are not the result of improper operations of an asset such as environmental remediation liabilities. The Nolan mineral properties are on Federal mining claims and thus are under the active supervision of the Bureau of Land Management.

The Company was bonded for 48.5 acres before the start of 2008 and 27.5 acres were reclaimed at Nolan Creek in 2008. During the year ended November 30, 2009, the Company received refunds of $5,456 from the reclamation bond deposited for these reclaimed 27.5 acres. As of November 30, 2009 and 2008, the Company is obligated to reclaim 21 acres at Nolan Creek. These 21 acres are areas essential for the Company’s operations and consist of the camp area, equipment storage area, processing area, explosives storage area, and the portal area, as well as the roads and core storage area.

During the fiscal year ended November 30, 2009, the Company spent $4,258 (2008: $18,518) on reclamation at Nolan properties. The Company believes that the remaining accrued obligations plus 5% accretion expense per annum until the remaining 21 acres are reclaimed is sufficient to cover the cost of reclamation.

A summary of assets retirement obligation for the years ended November 30, 2009 and 2008 is as follows:

	Grant	Nolan
	Mine	Project	Total
Balance, November 30, 2007	$347,287	$182,024	$529,311
Accretion expense	17,364	9,101	26,465
Liabilities settled	-	(18,518)	(18,518)
Balance, November 30, 2008	364,651	172,607	537,258
Accretion expense	18,233	8,630	26,863
Liabilities settled	(14,000)	(4,258)	(18,258)
Reclamation bond refunded	-	(5,456)	(5,456)
Balance, November 30, 2009	$368,884	$171,523	$540,407

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 10 – Related Party Transactions

(a)    Service Agreements

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. (collectively the “Tri-Con Group”), all of which are controlled by a director and officer of the Company.

The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all the Company’s fieldwork and to provide administrative and management services. Under the current contracts dated January 1, 1997, Tri-Con Group has billed the Company cost plus 25% for exploration and cost plus 15% for development and mining. The term “cost” means out-of-pocket or actual cost incurred by Tri-Con Group plus 15% for office overhead including stand-by and contingencies. There is no mark-up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company. In addition, per the terms of the agreements, the Company paid a base administration fee of CDN $10,000 per month to Tri-Con Mining Ltd. and US $10,000 per month to Tri-Con Mining Inc., respectively.

For the fiscal year ended November 30, 2009, the Tri-Con Group’s services focused mainly on corporate planning, drilling, engineering planning and preparation for production on the Company’s Nolan property; equipment and property maintenance; and administration services at both the field and corporate offices. During the year ended November 30, 2009, Tri-Con Mining Inc. has forgiven $600,000 of current year billings to the Company in recognition of the Company’s cash flow constraints. As of November 30, 2009, after the adjustment of $600,000, Silverado owed $1,064,046 (November 30, 2008: $1,076,881) to the Tri-Con Group for exploration and administration services rendered. The amounts are non-interest bearing and due on demand.

The following is a summary of the aggregate amounts billed by the Tri-Con Group for disbursements and for services rendered by the Tri-Con Group personnel during the fiscal years ended November 30, 2009 and 2008:

	2009	2008
Mineral exploration and administration services	$1,566,374	$3,878,670
General administration and management services	552,227	1,192,353
Amounts forgiven by Tri-Con Group	(600,000)	-
	$1,518,601	$5,071,023

Amount of total charges (less than) in excess of the Cost	$(32,780)	$1,176,926

Percentage of (shortage) excess of the Cost charged over total amount billed	(2.16)%	23.21%

Tri-Con Group billed the Company CDN $75,000 (2008: CDN $150,000) plus 15% office overhead as the Cost plus markups for services performed on behalf of Silverado by a Tri-Con Group employee who is related to a director and officer of the Company.

(b)    Consulting Agreement

Effective April 1, 2009, a consulting agreement was signed between the Company and a private company controlled by Robert Dynes, a director of the Company. Pursuant to the agreement, the Company agreed to pay the private company CDN $7,500 plus GST per month for corporate planning, business development and investor relations services, as requested by the Company. During fiscal year 2009, the Company paid $64,644 (CDN $74,793, including GST) to the private company controlled by Mr. Dynes pursuant to the terms of the consulting agreement. The Company also issued a total of 6,555,000 shares of its common stock to Mr. Dynes for payment of an additional $57,029 owed to the private company under the consulting agreement.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 11 – Common Stock

The authorized common stock of the Company consists of an unlimited number of common shares, without par value. The following is a summary of the Company’s issuances of common stock during the fiscal year ended November 30, 2009:

		Common Stock
	Number of Shares	Amount
Balance as of November 30, 2008	977,437,101	$94,718,072
Shares issued for cash:
Private placement at $0.003833 per share	18,260,870	70,000
Private placement at $0.004 per share	19,250,000	77,000
Private placement at $0.0025 per share	38,000,000	95,000
Private placement at $0.005 per share	40,000,000	200,000
Private placement at $0.01 per share	53,000,000	530,000
Private placement at $0.01 per unit (1 unit = 1 share and 1 warrant)	56,400,000	564,000
Private placement at $0.01 per unit (1 unit = 1 share and 1/2 warrant)	57,000,000	570,000
Commissions paid	-	(59,500)
Total shares issued for cash	281,910,870	2,046,500
Shares issued for consulting fees:
Shares issued at $0.00333 per share	3,109,800	10,356
Shares issued at $0.0085 per share	6,000,000	51,000
Shares issued at $0.0087 per share	15,000,000	130,500
Shares issued at $0.01 per share	2,000,000	20,000
Shares issued at $0.0118 per share	4,000,000	47,200
Shares issued at $0.012 per share	30,000,000	360,000
Shares issued at $0.0125 per share	55,000,000	687,500
Shares issued at $0.013 per share	15,000,000	195,000
Shares issued at $0.014 per share	20,000,000	280,000
Shares issued at $0.0148 per share	5,000,000	74,000
Shares issued at $0.0154 per share	3,500,000	53,900
Shares issued at $0.018 per share	10,000,000	180,000
Shares issued at $0.03 per share	25,000,000	750,000
Shares issued for investor relation and shareholder communication service:
Shares issued at $0.0051 per share	6,555,000	33,431
Shares issued at $0.00644 per share	2,112,069	13,602
Shares issued at $0.01063 per share	505,927	5,378
Shares issued at $0.0122 per share	357,965	4,367
Shares issued at $0.01392 per share	427,078	5,945
Shares issued at $0.01478 per share	353,379	5,223
Shares issued at $0.01504 per share	376,430	5,662
Shares issued at $0.016965 per share	342,343	5,808
Shares issued at $0.01733 per share	345,493	5,987
Shares issued at $0.0175 per share	333,618	5,838
Shares issued for commitment fees at $0.0096 per share	100,000,000	960,000
Shares issued for financing fees at $0.016 per share	5,000,000	80,000
Shares issued for legal fees at $0.0185 per share	8,000,000	148,000
Total shares issued for non-cash items	318,319,102	4,118,697
Balance as of November 30, 2009	1,577,667,073	$100,883,269

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

The following is a summary of the Company’s issuances of common stock for the fiscal year ended November 30, 2008:

		Common Stock
	Number of Shares	Amount

Balance as of November 30, 2007	785,607,717	$89,374,641
Shares issued for cash:
Private placement at $0.03 per unit (1 unit = 1 share and 1/2 warrant)	35,000,000	1,050,000
Private placement at $0.0325 per unit (1 unit = 1 share and 1/2 warrant)	80,698,459	2,622,700
Common stock purchase warrants exercised at $0.0125	21,166,671	264,583
Common stock purchase warrants exercised at $0.035	22,164,254	775,749
Commissions paid	-	(409,601)
Total shares issued for cash	159,029,384	4,303,431
Shares issued for consulting fees:
Shares issued at $0.01 per share	5,000,000	50,000
Shares issued at $0.03 per share	25,000,000	750,000
Shares issued at $0.06 per share	1,000,000	60,000
Shares issued at $0.10 per share	1,800,000	180,000
Total shares issued for consulting fees	32,800,000	1,040,000
Balance as of November 30, 2008	977,437,101	$94,718,072

a)       Private Placements

For the fiscal year ended November 30, 2009

During the fiscal year ended November 30, 2009, the Company completed private placements resulting in the issuance of an aggregate of 18,260,870 common shares at $0.0038 per share, 19,250,000 common shares at $0.004 per share, 38,000,000 common shares at $0.0025 per share, 40,000,000 common shares at $0.005 per share and 18,500,000 common shares at $0.01 per share. The Company received aggregate gross proceeds of $627,000 from such private placements and paid related commission fees of $20,000 which was recorded as a reduction of common stock.

In addition, during the fiscal year ended November 30, 2009, the Company completed private placements resulting in the issuance of 34,500,000 common shares at a price of $0.01 per share. These private placements generated gross proceeds of $345,000 from the sale of shares related to the Equity Line of Credit Agreement (see Note 11(c), below). In accordance with the Equity Line of Credit Agreement, the Company paid commission fees of $34,500 which was recorded as a reduction of common stock.

During the fiscal year ended November 30, 2009, the Company completed private placements resulting in the issuance of an aggregate of 56,400,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company received gross proceeds of $564,000 from such private placements and paid commission fees of $5,000 which was recorded as a reduction of common stock. Subsequent to November 30, 2009, a subscription agreement related to 1,000,000 units was cancelled and issued units were returned and cancelled accordingly.

During the fiscal year ended November 30, 2009, the Company also completed private placements resulting in the issuance of an aggregate of 57,000,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for one share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company received proceeds of $570,000 from such private placements.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

a)       Private Placements (Continued)

As of November 30, 2009, the Company received $65,000 for the sale of an aggregate of 6,500,000 common shares and 4,000,000 common stock purchase warrants. Each common stock purchase warrant is exercisable for an additional share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company also received $35,000 for the sale of an aggregate of 10,000,000 units at a price of $0.0035 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable at a per share exercise price of $0.01 for the purchase of one share of common stock within the one year period commencing from the subscription agreement. These private placements were not completed as of November 30, 2009, as shares had not been issued as of such date, but the purchase price received has been reflected as subscriptions received in stockholders’ equity in the accompanying balance sheet. The Company completed such private placements subsequent to November 30, 2009, as disclosed in Note 18 – Subsequent Events (b) – (d), below.

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

b)       Common Stock Issued under Equity Compensation Plans

A summary of common stock issued under equity compensation plans (See Note 12(a) – Equity Compensation Plans, below) for the fiscal years ended November 30, 2009 and 2008 is as follows:

	2009		2008
	Number of	Value of	Number of	Value of
	Shares	Shares	Shares	Shares
Shares issued for consulting fees:
Recorded as consulting fees	152,109,362	$2,230,816	22,281,923	$706,500
Recorded as prepaid expenses	41,500,438	608,640	10,518,077	333,500
Subtotal:	193,609,800	2,839,456	32,800,000	1,040,000
Shares issued for legal fees:
Recorded as legal fees	2,150,000	39,775	-	-
Recorded as prepaid expenses	5,850,000	108,225	-	-
Subtotal:	8,000,000	148,000	-	-
Shares issued for investor relations and
shareholders communication services	11,709,302	91,241	-	-
Total shares issued under equity compensation plans	213,319,102	$3,078,697	32,800,000	$1,040,000

For the fiscal year ended November 30, 2009

During the fiscal year ended November 30, 2009, the Company entered into several agreements for corporate planning, business development and strategies, legal services and media solutions services. Pursuant to these agreements, the Company issued an aggregate of 188,609,800 shares of the Company’s unrestricted free trading common stock and 5,000,000 shares of the Company’s restricted common stock, valued at the fair market price at the dates of agreements, for total consideration of $2,839,456. Of this amount $2,230,816 was recorded as consulting fees and $608,640 was recorded as prepaid expenses. These shares were issued under the Company’s Equity Compensation Plans.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

b)       Common Stock Issued under Equity Compensation Plans (Continued)

For the fiscal year ended November 30, 2009 (Continued)

In addition, during the year ended November 30, 2009, the Company entered into consulting agreements for investor relations and shareholder communication services. Pursuant to these agreements, the Company issued an aggregate of 11,709,302 shares of the Company’s unrestricted free trading common stock for total consideration of $91,241 which was recorded as reporting and investor relations expenses. The Company also issued 8,000,000 shares of the Company’s unrestricted free trading common stock to an attorney as retainer. Such shares were valued at the fair market price at the date of the engagement agreement, for total consideration of $148,000, of which $108,225 was recorded as prepaid expenses and $39,775 was recorded as legal fees. These shares were issued under the Company’s Equity Compensation Plans (See Note 12(a) – Equity Compensation Plans, below).

For the fiscal year ended November 30, 2008

During the fiscal year ended November 30, 2008, the Company issued an aggregate of 32,800,000 shares of the Company’s common stock in payment of consulting fees, valued at the fair market price at the dates of the consulting agreements, for total consideration of $1,040,000, of which $706,500 was recorded as consulting fees and $333,500 was recorded as prepaid expenses based on the terms of the consulting agreements. During the year ended November 30, 2009, $333,500 of prepaid consulting fees was expensed.

c)       Common Stock Issued as Commitment Fee under Equity Line of Credit

On May 6, 2009, the Company entered into an Equity Line of Credit Agreement with an accredited investor pursuant to which the Company could have sold to the investor, if certain conditions were met, up to $100,000,000 in shares of its common stock over the term of the agreement, unless earlier terminated.

Upon execution, the Company issued to the investor 100,000,000 shares of the Company’s common stock as payment of a commitment fee, with such shares valued at the fair market price at the date of issuance ($0.0096 per share on May 6, 2009). Such shares were deemed fully earned as of the date of the agreement and therefore the fair market value of such shares ($960,000) was included in consolidated statements of operations and other comprehensive loss for the year ended November 30, 2009. As of November 30, 2009, the Company raised $345,000 from the investor pursuant to the sale of an aggregate of 34,500,000 common shares at a price of $0.01 per share and paid related commission fees of $34,500 (See Note 11(a) – Private Placements, above).

Subsequent to November 30, 2009, the Company issued a Notice of Termination effective December 16, 2009 and terminated the Equity Line of Credit Agreement (See Note 18(h) – Subsequent Events, above).

d)       Common Stock Issued as Financing Expenses

In November 2009, the Company issued 5,000,000 shares of the Company’s common stock to a convertible note holder as compensation and issuance costs reimbursement. Such shares were valued at $80,000 using the market closing price one day before the convertible note issuance date and recorded as financing expenses (See Note 8(a) – Convertible Note Issued in 2009, above).

Note 12 –Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants

a)       Equity Compensation Plans and Stock Options

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 12 – Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants (Continued)

a)       Equity Compensation Plans and Stock Options (Continued)

Equity Compensation Plans (Continued)

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

During the fiscal year ended November 30, 2009, the Company issued an aggregate of 213,319,102 shares of the Company’s common stock under the Company’s Equity Compensation Plans in payment of consulting and other services. Such shares were valued at the fair market price on the effective dates of the consulting agreements or based on share price terms in the agreements.

During fiscal year 2008, the Company issued an aggregate of 32,800,000 shares of the Company’s common stock in payment of consulting fees under the Company’s Equity Compensation Plans adopted in fiscal year 2007.

A summary of common stock issued under equity compensation plans during the fiscal years ended November 30, 2009 and 2008 are disclosed in Note 11(b) – Common Stock Issued under Equity Compensation Plans, above.

Stock Options

There were no stock options granted and valued during fiscal years November 30, 2009 and 2008. A summary of the change in outstanding and exercisable stock options for the fiscal years ended November 30, 2009 and 2008 is as follows:

			Weighted
	Outstanding and	Weighted	Average
	Exercisable	Average	Remaining
	Options	Excercise Price	Contractual Life
Balance, November 30, 2007	72,500,000	$0.057	4.43 years
Options cancelled or expired	(2,100,000)	0.110

Balance, November 30, 2008	70,400,000	0.056	3.47 years
Options cancelled or expired	(22,200,000)	0.055
Balance, November 30, 2009	48,200,000	$0.056	2.72 years

The balance of outstanding and exercisable common stock options as at November 30, 2009 is as follows:

Number of Options		Remaining
Outstanding and	Exercise	Contractual Life
Exercisable	Price	(Years)

2,600,000	$ 0.05	1.11
1,500,000	0.05	1.58
7,500,000	0.05	1.61
22,300,000	0.05	3.10
14,300,000	0.07	3.12

48,200,000

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 12 – Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants (Continued)

a)       Equity Compensation Plans and Stock Options (Continued)

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

The expected term of the options was calculated using the alternative simplified method, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

There were no stock options granted during the years November 30, 2009 and 2008. Stock options granted prior to the fiscal year 2008 were fully vested and related stock-based compensations were recorded prior to the fiscal year 2008, accordingly.

b)       Common Stock Purchase Warrants

During the year ended November 30, 2009, 40,349,230 of the Company’s outstanding common stock purchase warrants expired and 84,900,000 common stock purchase warrants were granted by the Company upon the completion of private placements as of November 30, 2009. Each common stock purchase warrant granted during the period is exercisable for one share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. There was no value assigned to these warrants when they were granted.

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

A summary of the change in common stock purchase warrants during the fiscal years ended November 30, 2009 and 2008 is as follows:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 12 – Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants (Continued)

b)       Common Stock Purchase Warrants (Continued)

			Weighted
		Weighted	Average
	Outstanding	Average	Remaining
	Warrants	Excercise Price	Contractual Life
Balance, November 30, 2007	62,013,003	$0.110	0.32 years
Warrants issued	57,849,234	0.070
Warrants exercised	(43,330,925)	0.024
Warrants expired	(36,182,082)	0.108
Balance, November 30, 2008	40,349,230	0.070	0.17 years
Warrants issued	84,900,000	0.020
Warrants expired	(40,349,230)	0.070
Balance, November 30, 2009	84,900,000	$0.020	0.72 years

The balance of outstanding and exercisable common stock purchase warrants as of November 30, 2009 is as follows:

Remaining
Number of Warrants		Contractual Life
Outstanding	Exercise Price	(Years)
84,900,000	$ 0.020	0.39 - 0.97

Note 13 – Income Taxes

Components of the Company’s deferred tax assets at November 30, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets, non-current:
Remediation and reclamation costs	$217,265	$215,999
Net operating loss carry forwards	22,918,545	20,347,609
Temporary differences arising from mineral properties and building, plant and equipment	1,999,996	2,749,873
Other adjustments	(164,099)	435,474
Valuation Allowance	(24,971,707)	(23,748,955)
	$-	$-

The Company’s loss from operations before income taxes for the years ended November 30, 2009 and 2008 consisted of the following:

	2009	2008
United States	$1,462,929	$4,685,128
Canada	5,297,837	3,797,978
Total	$6,760,766	$8,483,106

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 13 – Income Taxes (Continued)

A reconciliation of the statutory rate and the effective income tax rate is as follows:

	2009	2008
Loss from operations before income tax	$6,760,766	$8,483,106
US statutory corporate income tax rate	34%	34%

Income tax benefit computed at US statutory corporate income tax rate	2,298,660	2,884,256
Reconciling items:
State taxes	90,760	274,062
Difference in Canadian tax rates	(238,402)	(132,929)
Tax loss expired during the year	(1,153,099)	(569,467)
Temporary differences	224,833	(34,938)
Change in valuation allowance on deferred tax assets	(1,222,752)	(2,420,984)
Income taxes	$-	$-

The Company adopted the provisions of FASB ASC 740, “Income Taxes” effective December 1, 2007. FASB ASC 740 prescribes the use of the liability method thereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption of FASB ASC 740-10 did not have a material impact on the Company’s financial position and results of operations.

The Company is subject to Canada federal and provincial income tax and has concluded substantially all Canada federal and provincial tax matters for tax years through November 30, 2003. The tax filings for years from 2004 to 2009 are subject to be audited by Canadian jurisdictions. The Company’s U.S. subsidiaries are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal and state income tax matters for tax years through November 30, 2006. The tax filings for years from 2007 to 2009 are subject to be audited by U.S. jurisdictions.

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

As of November 30, 2009, the Company had losses carried forward totaling $38,107,000 available to reduce future years’ income for U.S. income tax purposes which expire in various years to 2029. In addition, the Company had losses carried forward in Canada totaling CDN$28,603,000 which expire in various years to 2029.

Note 14 – Segment Disclosures

The Company operates in one reportable segment, located in United States, being the acquisition and exploration of mineral properties. The Company’s development of low-rank coal-water fuel, located in United States, is in its initial stages and is not a reportable segment. Segmented information has been compiled based on the geographic regions that the Company and its subsidiaries registered and performed exploration and administration activities.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 14 – Segment Disclosures (Continued)

Loss by geographical segment for the fiscal year ended November 30, 2009 is as follows:

	Canada	United States	Total
General and administrative expenses
Accounting and audit	$112,724	$4,200	$116,924
Advertising, promotion and travel	36,170	29,143	65,313
Consulting fees	2,576,698	8,000	2,584,698
Depreciation, accretion and impairment	106,176	109,907	216,083
Exploration expenses	-	868,940	868,940
Financing activities	80,000	-	80,000
Legal and other professional fees	295,670	392	296,062
Management services	374,510	405,241	779,751
Office expenses	297,330	45,010	342,340
Related party charges in excess of cost incurred	158,643	(191,423)	(32,780)
Reporting and investor relations	360,108	121	360,229
Transfer agent and filing fees	92,957	8,084	101,041
Write-down of property, plant and equipment	-	12,254	12,254
Total expenses	4,490,986	1,299,869	5,790,855
Gold income earned during the exploration stage	-	(8,660)	(8,660)
Other expenses	715,493	171,720	887,213
Net loss	5,206,479	1,462,929	6,669,408
Loss on foreign exchange	91,358	-	91,358
Comprehensive loss for the year	$5,297,837	$1,462,929	$6,760,766

Loss by geographical segment for the fiscal year ended November 30, 2008 is as follows:

	Canada	United States	Total
General and administrative expenses
Accounting and audit	$238,668	$89,595	$328,263
Advertising, promotion and travel	154,051	58,224	212,275
Consulting fees	731,069	452,062	1,183,131
Depreciation, accretion and impairment	116,075	218,146	334,221
Exploration expenses	-	2,287,192	2,287,192
Legal and other professional fees	558,590	80	558,670
Management services	734,529	120,000	854,529
Office expenses	440,397	397,091	837,488
Related party charges in excess of cost incurred	330,176	846,750	1,176,926
Reporting and investor relations	402,392	40,340	442,732
Research	-	295,045	295,045
Transfer agent and filing fees	67,260	50	67,310
Write-down of property, plant and equipment	-	31,550	31,550
Total expenses	3,773,207	4,836,125	8,609,332
Gold income earned during the exploration stage	-	(280,783)	(280,783)
Other expenses	221	129,786	130,007
Net loss	3,773,428	4,685,128	8,458,556
Loss on foreign exchange	24,550	-	24,550
Comprehensive loss for the year	$3,797,978	$4,685,128	$8,483,106

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 14 – Segment Disclosures (Continued)

Assets by geographical segment as of the fiscal years ended November 30, 2009 and 2008 is as follows:

As of November 30, 2009	Canada	United States	Total
Current assets	$720,088	$24,701	$744,789
Mineral rights	-	1,398,601	1,398,601
Property, plant and equipment, net	423,121	578,888	1,002,009
Total assets, as of November 30, 2009	$1,143,209	$2,002,190	$3,145,399

As of November 30, 2008
Current assets	$434,102	$50,353	$484,455
Mineral rights	-	1,197,591	1,197,591
Property, plant and equipment, net	526,118	1,105,706	1,631,824
Total assets, as of November 30, 2008	$960,220	$2,353,650	$3,313,870

Note 15 – Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the fiscal years ended November 30, 2009 and 2008 is as follow:

	Years Ended November 30,
	2009	2008
Changes in non-cash financing and investing activities:
Common stock issued for consulting fees and other expenses	$2,441,832	$706,500
Common stock issued for prepaid consulting and other service fees	716,865	333,500
Common stock issued for commitment fees	960,000	-
Common shares issued for subscriptions received	-	275,136
Mineral claims royalty payable changes at period-end for mineral rights	80,000	30,000
Loss on disposal of property, plant and equipment	168,146	111,383
Write-down of property, plant and equipment	12,254	31,550

Other cash flow information:
Interest paid	$12,292	$18,651

Note 16 – Commitments and Contingencies

a)       Severance Agreement with Director

The Company has entered into a severance agreement with a director and chief executive officer of the Company. The agreement provides for severance arrangements where a change of control of the Company occurs, as defined, and the director is terminated. The compensation payable to the director aggregates $4,000,000 plus the amount of annual bonuses and other benefits that he would have received in the eighteen months following termination.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 16 – Commitments and Contingencies (Continued)

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

Subsequent to November 30, 2009, the Company entered into Indemnity Agreements (“Agreements”) dated December 23, 2009, with each of its directors and executives, Garry L. Anselmo, Stuart McCulloch, Donald G. Balletto, Robert M. Dynes, and John Mackay (collectively, the “Executives”). These agreements supersede all prior agreements whether oral or written. Pursuant to the terms of the Agreements, the Company granted a general indemnification to the Executives against all claims and costs that arise out of the scope or performance of duties as a director or executive officer of the Company. The Agreements are conclusively deemed to commence on, and be effective as of, the day upon which the Executive first became or becomes a director or officer of the Company and survive and remain in full force and effect after the Executive ceases to be a director or officer of the Company and after the termination of the Executive’s employment with the Company.

c)       Office Lease

The Company entered into a seven year office lease agreement expiring in July 2014 for its Vancouver office when obliged to vacate its previous lease location at the expiry of the lease. The Company’s future minimum lease payments under this lease are as follows:

Year ending November 30, 2010	$123,682
Year ending November 30, 2011	123,682
Year ending November 30, 2012	125,268
Year ending November 30, 2013	128,439
Year ending November 30, 2014	85,626
$586,697

Note 17 – Legal Proceedings

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

On February 20, 2009, the Company and SCC entered into a Release and Settlement Agreement. Pursuant to the agreement, the Company has paid US $25,000 and issued 3,109,800 shares valued at $10,356 in accordance with the agreement to reimburse SCC for its claimed expenses. The company had also issued 15,000,000 unrestricted free trading shares of the Company’s common stock, valued at the fair market price at the date of the agreement, for total consideration of $130,500 as consulting fees.

Management believes that no other pending legal proceedings will materially affect the Company’s financial statements.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 18 – Subsequent Events

Subsequent to November 30, 2009, the following events took place:

a)

In December 2009, a subscription agreement for the sale of 1,000,000 units, at a price of $0.01 per unit, was cancelled and all issued units were returned and cancelled accordingly (See Note 11(a) – Private Placements, above).

b)

The Company completed private placements resulting in the issuance of an aggregate of 1,500,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company received proceeds of $15,000 from such private placements.

c)

The Company completed a private placement resulting in the issuance of 5,000,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for one share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company received gross proceeds of $50,000 from such private placement.

d)

The Company completed private placements resulting in the issuance of an aggregate of 31,500,001 units at $0.0035 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.01 within the one year period commencing from the date of the subscription agreement. The Company received proceeds of $110,250 from such private placements.

e)

The Company received $85,526 in consideration for the sale of an aggregate of 24,436,000 units at a price of $0.0035 per unit. These private placements have not yet been completed as units have not been issued.

f)

The Company entered into several consulting and other service agreements for various corporate planning, business development and strategies, media solutions and legal, etc. services. Pursuant to these consulting and other agreements, the Company issued an aggregate of 36,701,971 shares of the Company’s unrestricted free trading common stock. These shares were issued under the Company’s Equity Compensation Plans.

g)

Effective on December 11, 2009, the Company effected the 2009-III Equity Compensation Plan (the “Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the Plan may not exceed 120,000,000 in aggregate. On December 16, 2009, the Company filed a registration statement on Form S-8 to register all 120,000,000 of such shares.

h)

On December 16, 2009, the Company terminated the Equity Line of Credit Agreement, dated May 6, 2009, by and between the Registrant and Ashborne Finance, Ltd., a British Virgin Islands corporation (“Ashborne”) (See Note 11(c) – Common Stock Issued As Commitment Fee under Equity Line of Credit, above). A copy of the agreement was included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 12, 2009. The Company terminated the Equity Line Agreement in connection with its efforts to secure alternate sources for capital.

i)

The Company entered into Indemnity Agreements (“Agreements”) dated December 23, 2009, with each of its directors and executive offices, Garry L. Anselmo, Stuart McCulloch, a related party, Donald G. Balletto, Robert M. Dynes, and John Mackay (collectively, the “Executive”). These agreements supersede all prior agreements whether oral or written. Pursuant to the terms of the Agreements, the Company granted a general indemnification to the Executive against all claims and costs that arise out of the scope or performance of duties as a director or executive officer of the Company. The Agreements are conclusively deemed to commence on, and be effective as of, the day upon which the Executive first became or becomes a director or officer of the Company and survive and remain in full force and effect after the Executive ceases to be a director or officer of the Company and after the termination of the Executive’s employment with the Company.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009 and 2008
(Stated in United States Dollars)

Note 18 – Subsequent Events (Continued)

j)

On January 22, 2010, the Company entered into a Note Purchase Agreement (the “Agreement”) with St. George Investments, LLC (“St. George”). Pursuant to the terms of the Agreement, the Company issued and sold a convertible promissory note, dated January 22, 2010 (the “Note”) to St. George for the purchase price of $80,000. An origination fee of $5,000 was paid by the Company to St. George from the proceeds of the sale of the Note.

The Note provides that interest on the unpaid principal balance of the Note shall not accrue unless a trigger event occurs. The details of a trigger event are disclosed the Company’s Current Report on Form 8-K filed on January 28, 2010. Upon the occurrence of a trigger event, the principal balance of the Note shall accrue interest at a rate of 1.5% per month and St. George will have the option to either (i) increase the Outstanding Amount to 110% of the Outstanding Amount, or (ii) subtract 10% from the Conversion Factor.

Unless sooner converted by St. George, the Note shall mature on the earlier of March 15, 2010 and the first date on which the Company and St. George complete an additional investment. The Note provides St. George with the option, at any time prior to payment in full by the Company, to convert the outstanding amount into shares of the Company’s common stock. The number of common shares to be issued upon conversion shall be determined by dividing the outstanding amount by 70% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days immediately preceding the date of the conversion notice.

In the event that St. George sends written notice to the Registrant that St. George is prepared to complete an additional investment, and the additional investment is not consummated primarily due to the Company’s failure to close for any reason, then for every 30 day period following the maturity date that the Company fails to close, the principal balance of the Note shall increase by $25,000 plus St. George’s reasonable legal and transaction fees. The Company may prepay the Note in whole or in part at any time prior to the maturity date. The Note shall become due and payable upon a change in control of the Company.

k)	The Company received $30,000 and issued 10,000,000 shares of the Company’s common stock for warrants exercise.

l)

On March 1, 2010, the Company sold and issued a promissory note to an investor for the purchase price of $50,000. The unpaid principal balance of the note bears interest at a rate equal to twelve percent (12%) per annum if repaid by the Company within ninety (90) days from the date of the note, or eighteen percent (18%) per annum if repaid at any time thereafter. The note matures on September 1, 2010.

In preparing the Company’s consolidated financial statements, management has evaluated events subsequent to November 30, 2009 through March 12, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and former Chief Financial Officer, Garry L. Anselmo (“CEO”) and our current Chief Financial Officer, Donald Balletto (“CFO”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting as of the end of the period covered by this report were effective to ensure that the information we are required to disclose in the reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure. It was also determined that there were no changes that had a material effect on, or are reasonably likely to materially affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

It should be noted that an internal control system, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, this evaluation was made in light of the fact the Company has no operation revenues and limited cash on hand.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our current executive officers and directors are:

Name	Age	Position
Garry L. Anselmo (2)	66	Chairman of the Board of Directors; President, and Chief Executive Officer
Stuart C. McCulloch (1) (2)	74	Director
Robert Dynes (1) (2)	47	Director
Donald G. Balletto	65	Director and Chief Financial Officer
John R. Mackay	77	Secretary

(1)	Member of Silverado's Audit Committee
(2)	Member of Silverado’s Compensation Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors:

Garry L. Anselmo

Mr. Anselmo is presently the chairman of our board of directors and is our president, chief executive officer and former chief financial officer. Mr. Anselmo has been the chairman of our board of directors and our chief operating officer since 1973. Mr. Anselmo has been our president and chief executive officer from 1973 to 1994 and from 1997 to present. Mr. Anselmo was our chief financial officer from 1973 to 1994 and from 1997 to June 2009.

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

Stuart C. McCulloch

Mr. McCulloch has been one of our directors since December 14, 1998. Mr. McCulloch retired as district manager from Canada Safeway in January, 1991.

Donald G. Balletto

Mr. Balletto has been one of our directors and our chief financial officer since June 2009. Mr. Balletto graduated from Cal State University in 1969 with a Bachelor of Science in Business Administration (Accounting). He began his professional career in 1970 as an accountant with Rooney, Ida, Nolt & Ahern, Certified Public Accountants, Oakland, California. He worked with Canada Safeway from 1973 until 2006 when he retired as Director of Labour Relations, BC Division Canada Safeway Ltd., Vancouver, BC.

Robert Dynes

Mr. Dynes has been one of our directors since March 2009. Mr. Dynes graduated with a B. Sc. in Biology from McMaster University in 1986. Mr. Dynes obtained a securities license from the Ontario Securities Commission in 1991 and was a stockbroker from 1992 to 1997 with McDermid St. Lawrence Securities/Raymond James, specializing in penny mining companies. Mr. Dynes has worked on occasion, during the mid-1980s to the early 2000s, for Hill, Goettler, DeLaporte Ltd. and Firth, Goettler Ltd. prospecting for gold in the Geralton, Pickle Lake, and Red Lake mining districts in Northern Ontario. Since December 19, 2001 to the present, Mr. Dynes has performed investor relations services, through a private company controlled by Mr. Dynes, for the Company.

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

Audit Committee

Our audit committee is comprised of Stuart McCulloch and Robert Dynes. Mr. McCulloch serves as the chairman of the audit committee. Our board of directors has determined that each member of our audit committee is independent as that term is defined in Rule 121 of the American Stock Exchange listing standards. Our board of directors has determined none of the directors on our audit committee presently meets the definition of a “financial expert” based on their respective experience and qualification. Our audit committee presently does not include a member who has been determined by our board of directors to qualify as a “financial expert”. Our board of directors is presently looking for a suitable candidate to join as a member of our board of directors and who would meet the definition of “financial expert”. We were unable to identify such a candidate during our most recent fiscal year.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of Garry L. Anselmo, Stuart McCulloch and Robert Dynes. Mr. Anselmo serves as the chairman of the compensation committee. The compensation committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company and administering the Company’s equity compensation plans.

Code of Ethics

We have adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Our Code of Ethics can be reviewed on our corporate website located at www.silverado.com. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website at www.silverado.com or in a report on Form 8-K filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on its review of any copies of Forms 3, 4, and 5 (and any amendments thereto) received by the Company with respect to its most recent fiscal year, the Company believes that all applicable filing requirements were complied with by reporting persons.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following summary compensation table sets forth certain compensation information for the Company’s named executive officer. No other officer of the Company received compensation in excess of $100,000 during the fiscal year ended November 30, 2009.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Garry L Anselmo, Principal Executive Officer, President, Director	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

We are party to a severance agreement with Mr. Anselmo. The agreement provides for severance arrangements if a change of control of the Company occurs, as defined, and he is terminated. The compensation payable to Mr. Anselmo would include a lump sum payment of $4,000,000 plus the amount of annual bonuses that Mr. Anselmo would be entitled to receive for the eighteen month period following termination, plus benefits for the eighteen month period following termination.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding outstanding equity awards of our named executive officer at our fiscal year ended November 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Garry L. Anselmo, Principal Executive Officer, President	10,000,000	0	0	0.07	January 11, 2013	0	0	0	0
	15,000,000	0	0	0.05	January 4, 2013	0	0	0	0
	6,000,000	0	0	0.05	July 8, 2011	0	0	0	0
	2,500,000	0	0	0.05	January 8, 2011	0	0	0	0
Total	33,500,000	0	0			0	0	0	0

Director Compensation

The following table sets forth compensation information for the Company’s directors during fiscal year 2009.

Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Stuart C. McCulloch	0	0	0	0	0	0	0
Robert Dynes	0	0	0	0	0	0	0
Donald G. Balletto	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the Company’s common shares owned beneficially as of January 31, 2010 by: (i) each person (including any “group”) known by the Company to own beneficially more than five percent (5%) of any class of the Company’s voting securities, (ii) each director and named executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. As of January 31, 2010, no person is known to us to beneficially own more than 5% of our outstanding common shares. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares listed.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Common Shares	Garry L. Anselmo, Director, President, Chief Executive Officer	37,550,007(2)	2.30%
Common Shares	Robert Dynes, Director	4,079,600(3)	0.25%
Common Shares	Stuart McCulloch, Director	6,633,400(4)	0.41%
Common Shares	All Directors and Named Executive Officers as a Group (3 persons)	48,263,007 (5)	2.95%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 15, 2010. As of February 15, 2010, there were 1,633,369,045 common shares of the Company issued and outstanding.

(2)

Consists of 4,050,000 shares held by Garry L. Anselmo, 7 shares owned by Tri-Con Mining Ltd, and 33,500,000 shares that can be acquired by Mr. Anselmo upon exercise of options to purchase shares held by Mr. Anselmo within 60 days of the date hereof.

(3)

Consists of 3,579,600 shares held directly and indirectly by Robert Dynes and 500,000 shares that can be acquired by Mr. Dynes upon exercise of options to purchase shares held by Mr. Dynes within 60 days of the date hereof.

(4)

Consists of 33,400 shares held by Stuart McCulloch and 6,600,000 shares that can be acquired by Mr. McCulloch upon exercise of options to purchase shares held by Mr. McCulloch within 60 days of the date hereof.

(5)

Consists of 7,663,007 shares held by our directors and executive officers and 40,600,000 shares that can be acquired by our directors and executive officers upon exercise of options to purchase shares held by our directors and executive officers within 60 days of the date hereof.

Changes in Control

We are not aware of any arrangement that may result in a change in control of the Company.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding outstanding equity awards made under equity compensation plans through November 30, 2009, the end of the most recently completed fiscal year.

	Number of	Weighted	Number of
	securities to be	average exercise	securities
	issued upon	price of	available for
	exercise of	outstanding	future plan
	outstanding	options,	issuance
	options,	warrants, and
	warrants, and	rights
Plan Category	rights
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders

2009-II Equity Compensation Plan	N/A	N/A	N/A
2009 Equity Compensation Plan	N/A	N/A	N/A
2007-I Equity Compensation Plan	N/A	N/A	N/A
2007 Stock Option Plan	14,300,000	$ 0.07	N/A
Equity Compensation Plans Prior to 2007	33,900,000	$ 0.05	N/A

On June 1, 2009, our Board of Directors adopted the 2009-II Equity Compensation Plan (the “2009-II Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company, to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the Plan may not exceed 80,000,000 in aggregate. The 2009-II Plan is administered by a Committee and the committee made up of at least three members of the Board of Directors. Such Committee consists of at least two non-employee Directors (the “Committee”). On June 1, 2009, the Company filed a registration statement on Form S-8 to register all 80,000,000 of such shares. During the fiscal year ended November 30, 2009, all 80,000,000 of such shares were issued to various consultants for consulting and other services.

On January 29, 2009, our Board of Directors adopted the 2009 Equity Compensation Plan (the “2009 Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company, to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the Plan may not exceed 130,000,000 in aggregate. The 2009 Plan is administered by the Committee. On January 29, 2009, the Company filed a registration statement on Form S-8 to register all 130,000,000 of such shares. During the fiscal year ended November 30, 2009, all 130,000,000 of such shares were issued to various consultants for consulting and other services.

During the fiscal year ended November 30, 2009, there were no stock options granted under any equity compensation plan. Pursuant to several consulting and other agreements, the Company issued an aggregate of 213,319,102 shares of the Company’s common stock under equity compensation plans in payment of consulting fees and other expenses, valued at the fair market price on the effective dates of the consulting agreements or based on the terms in the agreements.

No equity compensation plan was adopted and no options were granted under any equity compensation plan by the Company during the fiscal year ended November 30, 2008. However, during fiscal year 2008, the Company issued an aggregate of 32,800,000 shares of the Company’s common stock in payment of consulting fees under equity compensation plans adopted prior to fiscal year 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

(a)      Service Agreements

The Company has had related party transactions with Tri-Con Mining Ltd., Tri-Con Mining Inc. and Tri- Con Mining Alaska Inc. (collectively the “Tri-Con Group”), all of which are controlled by Garry L. Anselmo (their sole shareholder), a director and officer of the Company.

The Tri-Con Group are operations, exploration and development contractors and have been employed by the Company under contract since 1972 to carry out all the Company’s fieldwork and to provide administrative and management services. Under the current contracts dated January 1, 1997, Tri-Con Group has billed the Company cost plus 25% for exploration and cost plus 15% for development and mining. The term “cost” means out-of-pocket or actual cost incurred by Tri-Con Group plus 15% for office overhead including stand-by and contingencies. There is no mark-up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company. In addition, per the terms of the agreements, the Company paid a base administration fee of CDN $10,000 per month to Tri-Con Mining Ltd. and US $10,000 per month to Tri-Con Mining Inc., respectively.

For the fiscal year ended November 30, 2009, the Tri-Con Group’s services focused mainly on corporate planning, drilling, engineering planning and preparation for production on the Company’s Nolan property; equipment and property maintenance; and administration services at both the field and corporate offices. During the fiscal year ended November 30, 2009, Tri-Con Mining Inc. forgave $600,000 of current year billings to the Company in recognition of the Company’s cash flow constraints. As of November 30, 2009, after the adjustment of $600,000, Silverado owed $1,064,046 (November 30, 2008: $1,076,881) to the Tri-Con Group for exploration and administration services rendered. The amounts are non-interest bearing and due on demand.

The following is a summary of the aggregate amounts billed by the Tri-Con Group for disbursements and for services rendered by the Tri-Con Group personnel during the fiscal years ended November 30, 2009 and 2008:

	2009	2008
Mineral exploration and administration services	$1,566,374	$3,878,670
General administration and management services	552,227	1,192,353
Amounts forgiven by Tri-Con Group	(600,000)	-
	$1,518,601	$5,071,023

Amount of total charges (less than) in excess of the cost	$(32,780)	$1,176,926

Percentage of (shortage) excess of the cost charged over total amount billed	(2.16)%	23.21%

Included in the Tri-Con Group bills, Tri-Con Group billed the Company CDN $75,000 (2008: CDN $150,000) plus 15% office overhead as the cost plus markups for services performed on behalf of Silverado by a Tri-Con Group employee who is related to a director and officer of the Company.

(b)      Consulting Agreement

Effective April 1, 2009, a consulting agreement was signed between the Company and a private company controlled by Robert Dynes, a director of the Company. Pursuant to the agreement, the Company agreed to pay the private company CDN $7,500 plus GST per month for corporate planning, business development and investor relations services, as requested by the Company. During fiscal year 2009, the Company paid $64,644 (CDN $74,793, including GST) to the private company controlled by Mr. Dynes pursuant to the terms of the consulting agreement. The Company also issued a total of 6,555,000 shares of its common stock to Mr. Dynes for payment of an additional $57,029 owed to the private company under the consulting agreement.

Stock Option Grants

No stock options were granted to directors or executive officers during the fiscal years ended November 30, 2009 and 2008.

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-K regarding director independence, we have used the definition of “independent director” set forth in the Marketplace Rules of The NASDAQ, which defines an “independent director” generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, we believe that Stuart McCulloch and Robert Dynes are independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Berkovits & Company, LLP for each of our last two fiscal years:

	Fiscal years ended
	November 30
	2009	2008
Audit Fees:	$51,600	$87,443
Audit Related Fees:	$38,158	$48,708
Tax Fees:	--	28,340
All Other Fees:	5,004	16,500
Total:	$94,762	$180,991

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

Discussions with Audit Committee

Our audit committee discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The audit committee also discussed with management and the independent auditors the quality and adequacy of its internal controls. The audit committee reviewed with the independent auditors their management letters.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Description of Exhibit

3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.6	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.7	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.8	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.9	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.10	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.11	2006 Stock Option Plan (10)
10.12	2006-II Stock Option Plan (11)
10.13	2007 Stock Option Plan (12)
10.14	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (14)
10.15	2007-1 Equity Compensation Plan (13)
10.16	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007 (15)
10.17	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, and James F. Dixon, each dated October 27, 2008 (16)
10.18	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, Donald G. Balletto, Robert M. Dynes and John Mackay, each dated December 23, 2009 (17)
10.19	2009 Equity Compensation Plan (18)
10.20	2009-II Equity Compensation Plan (19)
10.21	Equity Line of Credit Agreement between the Company and Ashborne Finance Ltd.(20)
10.22	Consulting Agreement between the Company and 1315781 Ontario Inc. (21)
10.23	Note Purchase Agreement between the Company and St. George Investments, LLC. (22)
14.1	Code of Ethics (9)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on September 7, 2007.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2008.
(16)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on October 29, 2008.
(17)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 23, 2009.
(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on January 29, 2009.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on June 1, 2009.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 12, 2009.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 15, 2009.
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2010.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverado Gold Mines Ltd.

Date: March 12, 2010	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
President and Chief Executive Officer (Principal
Executive Officer)

Date: March 12, 2010	By: /s/ Donald G. Balletto
Donald G. Balletto,
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 12, 2010	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
Director, President, Chief Executive Officer (Principal Executive
Officer)

Date: March 12, 2010	By: /s/ Donald G. Balletto
Donald G. Balletto,
Director, Chief Financial Officer (Principal Financial Officer)

Date: March 12, 2010	By: /s/ Stuart McCulloch
Stuart McCulloch,
Director

Date: March 12, 2010	By: /s/ Robert Dynes
Robert Dynes,
Director