Form 10-Q
period 2010-02-28
SILVERADO GOLD MINES LTD
filed 2010-04-14
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,723,020,139 common shares, no par value, outstanding as of April 12, 2010.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)

INDEX

Quarterly Period Ended February 28, 2010

			Page
PART I	FINANCIAL INFORMATION
	ITEM 1	FINANCIAL STATEMENTS
		Consolidated Balance Sheets as of February 28, 2010 (unaudited) and November 30, 2009 (audited)	3
		Consolidated Statements of Operations and Other Comprehensive Loss for the three months ended February 28, 2010 and 2009, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through February 28, 2010 (unaudited)	4
		Consolidated Statements of Cash Flows for the three months ended February 28, 2010 and 2009, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through February 28, 2010 (unaudited)	5
		Notes to the Consolidated Financial Statements as of February 28, 2010 (unaudited)	6-32
	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33-44
	ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45
	ITEM 4	CONTROLS AND PROCEDURES	45
PART II	OTHER INFORMATION
	ITEM 1	LEGAL PROCEEDINGS	46
	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46
	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	46
	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	45
	ITEM 5	OTHER INFORMATION	46
	ITEM 6	EXHIBITS	47-48
SIGNATURES			49

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	February 28, 2010	November 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$96,236	$-
Gold inventory	6,316	6,316
Prepaid and other receivables	276,130	738,473
Total Current Assets	378,682	744,789
Mineral rights	1,478,601	1,398,601
Property, plant and equipment, net	953,263	1,002,009
TOTAL ASSETS	$2,810,546	$3,145,399

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,000,360	$882,768
Due to related parties	1,020,952	1,064,046
Promissory note	50,000	-
Convertible debt instruments	150,267	69,760
Total Current Liabilities	2,221,579	2,016,574
Asset retirement obligation	547,162	540,407
Mineral claims royalty payable	550,000	470,000
Total Liabilities	3,318,741	3,026,981

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock
Authorized: unlimited common shares with no par value
Issued and outstanding: 1,651,369,045 common shares (2009: 1,577,667,073)	101,313,453	100,883,269
Additional paid-in capital	1,214,180	1,206,124
Subscriptions received	172,324	100,000
Accumulated deficit during exploration stage	(103,208,152)	(102,070,975)
Total Stockholders' Equity (Deficit)	(508,195)	118,418
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,810,546	$3,145,399

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)
(Stated In United States Dollars)

			Period Since
			Recommencement of
			Exploration Stage from
	Three Months Ended February 28,		December 1, 2001 to
	2010	2009	February 28, 2010
General and administrative expenses
Accounting and auditing	$6,883	$8,490	$842,005
Advertising, promotion and travel	12,051	12,132	3,022,654
Consulting fees	563,167	738,643	11,094,855
Depreciation, accretion and impairment	48,746	64,239	2,824,561
Exploration expenses	85,732	118,101	15,669,479
Financing activities	-	-	389,503
Legal and other professional fees	191,819	98,601	1,757,966
Management services	46,417	231,694	6,445,404
Office expenses	75,610	85,423	5,025,548
Related party charges in excess of costs incurred	7,413	146,774	4,918,501
Reporting and investor relations	58,039	62,816	1,401,390
Research	-	-	1,064,735
Transfer agent and filing fees	17,752	47,333	397,583
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	329,679
Total expenses	1,113,629	1,614,246	56,343,392
Loss from operations	(1,113,629)	(1,614,246)	(56,343,392)
Gold income earned during the exploration stage
Gold sale proceeds earned during the exploration stage	-	52,450	3,714,310
Cost of gold sold	-	(43,790)	(3,250,373)
Gold inventory addition from gold extraction	-	-	3,248,056
Total gold income earned during the exploration stage	-	8,660	3,711,993
Other income (expenses)
Interest and other income	33	45	278,023
Interest expenses on capital lease obligations	-	-	(333,221)
Interest expenses on convertible debentures	(13,563)	(2,800)	(721,046)
Other interest expenses and bank charges	(6,977)	(1,872)	(79,186)
Commitment fees	-	-	(960,000)
Loss on disposal of property, plant and equipment	-	-	(279,529)
Write-off of convertible debentures and accrued interests	-	-	260,827
Total other expenses	(20,507)	(4,627)	(1,834,132)
Net loss before cumulative effect of accounting change	(1,134,136)	(1,610,213)	(54,465,531)
Cumulative effect of accounting change	-	-	(99,481)
Net loss	(1,134,136)	(1,610,213)	(54,565,012)
Other comprehensive income (loss)
(Loss) / Gain on foreign exchange	(3,041)	49,659	261,804
Net comprehensive loss for the period	$(1,137,177)	$(1,560,554)	$(54,303,208)
Net loss per share	$(0.001)	$(0.002)
Basic and diluted weighted average number of common shares outstanding	1,613,165,291	1,013,829,201

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

			Period Since
			Recommencement of
			Exploration Stage from
	Three Months Ended February 28,		December 1, 2001 to
	2010	2009	February 28, 2010
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating activities:
Net comprehensive loss for the period	$(1,137,177)	$(1,560,554)	$(54,303,208)
Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
Cumulative effect of accounting change	-	-	99,481
Depreciation, amortization, accretion and impairment	48,746	64,239	2,824,561
Loss on disposal of property, plant and equipment	-	-	279,529
Stock-based compensation included in management fees	-	-	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting and other expenses resulting from share issuance	243,936	429,211	6,129,974
Non-cash prepaid consulting fees expensed during the period	482,282	312,500	815,782
Non-cash commitment fees resulting from share issuance	-	-	960,000
Non-cash financing expense	-	-	252,003
Interest accrued or incurred on convertible debentures	13,563	2,800	511,609
Write-off of convertible debentures and accrued interests	-	-	(260,827)
Write-off of mineral claim expenditures	-		1,159,529
Write-down of property, plant and equipment	-	-	329,679
Changes in non-cash operating assets and liabilities:
Gold inventory	-	43,790	2,317
Prepaid and other receivables	1,058	(17,733)	(17,675)
Accounts payable and accrued liabilities	117,592	40,308	503,454
Asset retirement obligation	6,755	6,716	17,851
Net cash used in operating activities	(223,244)	(678,723)	(37,102,609)

Investing activities:
Investment in mineral properties	-	-	(1,245,101)
Purchase of property, plant and equipment	-	-	(3,079,696)
Proceeds from sale of property, plant and equipment, net	-	97,510	825,299
Net cash provided by (used in) investing activities	-	97,510	(3,499,498)

Financing activities:
Advances (to) from related party	(43,094)	263,367	729,640
Repayment of loans payable	-	-	(110,728)
Repayment of capital lease obligation	-	-	(1,131,607)
Convertible debentures	75,000	-	150,000
Promissory note	50,000	-	50,000
Share subscriptions received	172,324	135,000	172,324
Common stock issued for cash (net of share issue costs)	65,250	147,000	40,821,621
Net cash provided by financing activities	319,480	545,367	40,681,250

Increase (Decrease) in cash and cash equivalents	96,236	(35,846)	79,143

Cash and cash equivalents, at beginning of the period	-	50,991	17,093

Cash and cash equivalents, at end of the period	$96,236	$15,145	$96,236

Supplemental Cash Flow Information (Note 14)

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

These interim consolidated financial statements are prepared in conformity with United States of America generally accepted accounting principles (“GAAP”). The application of Canadian generally accepted accounting principles to these financial statements would not result in material measurement or disclosure differences.

The unaudited interim consolidated financial statements do not include all information and footnote disclosures required under GAAP. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as of February 28, 2010, and the results of operations and cash flows for all periods presented, have been included. Readers of these financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the entire fiscal year as a whole.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Silverado’s Annual Report on Form 10-K, for the fiscal year ended November 30, 2009.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

a)	Basis of Consolidation (Continued)

The Company considers its functional currency to be the U.S. dollar for its U.S. and Canadian operations. Monetary assets and liabilities denominated in foreign currencies are translated into the U.S. dollar at the rates of exchange in effect at the consolidated balance sheet date. Non-monetary assets and liabilities are translated at the rate in effect at the time at which the transactions took place. Revenue and expense transactions are translated at the average rate of exchange for the period. Foreign exchange gains and losses are included in the determination of results from operations for the periods as other comprehensive gains and losses.

b)	Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, “GAAP”, which establishes the FASB ASC as the sole source of authoritative GAAP. All existing accounting standards are superseded as described in FASB ASC No. 168, aside from those issued by the SEC. All other accounting literature not included in the Codification is non-authoritative. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”). Pursuant to this codification, the Company has updated references to GAAP in its financial statements issued for the fiscal year ended November 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

c)	Exploration Stage Company

The Company has not generated revenues since recommencement of the exploration stage from December 1, 2001, and is considered to be in the development stage, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10-05. However, the Securities and Exchange Commission’s Industry Guide 7, “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” requires that mining companies in the exploration stage should not refer to themselves as development stage companies in the financial statements, even though such companies should comply with FASB ASC 915-10-05, if applicable. Accordingly, the Company has been referred to as an exploration stage company, not a development stage company. Accumulated results of operations and cash flows are presented from December 1, 2001, the date the Company re-entered the exploration stage.

d)	Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitment to a plan of action based on the then known facts.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

e)	Basic and Diluted Loss Per Share

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

f)	Fair Value of Financial Instruments

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

g)	Convertible Debt Instruments

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

h)	Gold Inventory

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

i)	Income Taxes

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

j)	Mineral Rights Payments and Exploration Costs

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

k)	Asset Retirement Obligation

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

l)	Use of Estimates

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

n)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided on a straight line basis as follows:

Mining equipment	10 years
Auto and trucks	5 years
Computer equipment	3 years
Computer software	1 year
Leasehold improvements	5 – 7 years
Furniture and fittings	10 years

o)	Concentration of Credit Risk and Foreign Exchange Rate Risk

Financial instruments which potentially subject the Company to concentrations of credit risk and foreign exchange rate risk consist principally of cash in banks. The Company deposits its cash in high credit quality financial institutions which the Company believes reduces these risks.

p)	Revenue Recognition

Proceeds from the sale of gold recoveries from test mining are recorded as other income earned during the exploration stage, retroactively effective from the period since recommencement of exploration stage from December 1, 2001.

q)	Long Lived Asset Impairment

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
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

r)	Accounting for Stock-based Compensation

The Company follows FASB ASC 718, Compensation – Stock Compensation, requiring equity awards granted under its stock option plan to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to December 1, 2006, the Company accounted for awards granted under its stock option plans utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended. Under the existing stock option plans, all options vest entirely on the grant date. Therefore, there were no partially vested options outstanding as of the FASB ASC 718 adoption date.

s)	Research Expenditures

Research expenditures are expensed in the year incurred.

t)	Reclassifications

Certain prior years’ comparative figures have been reclassified to conform to the financial statement presentation adopted for this year.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

u)	Recent Accounting Pronouncements

FASB ASU 2009-13 Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 allows the allocation of consideration in multiple deliverable arrangements to be more reflective of the transaction’s economics and may result in earlier revenue recognition. The new guidance is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the early adoption option and does not anticipate that the adoption would have a material impact on the consolidated financial statements.

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

There were no changes in gold inventory during the three months ended February 28, 2010. For the three months ended February 28, 2009, the Company sold 58.15 troy ounces of gold for net proceeds of $52,450, which were recorded as other income earned during the exploration stage. In addition, the Company wrote off 8.45 troy ounces gold inventory for the inventory shrinkage during the period ended February 28, 2009, the value of which is $5,556 recorded as cost of gold sold. The following is a summary of gold inventory changes during the three months ended February 28, 2010 and during the fiscal year ended November 30, 2009:

		Weighted
	Troy Ounces	Average price	Value
Balance as of November 30, 2008	76	$657.50	$50,106
Cost of gold sold	(66)	657.50	(43,790)
Balance as of November 30, 2009	10	657.50	6,316
Cost of gold sold	-	-	-
Balance as of February 28, 2010	10	$657.50	$6,316

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 4 – Prepaid and Other Receivables

Prepaid and other receivables consist of:

	February 28, 2010	November 30, 2009
Prepaid consulting and other fees resulting from share issuance	$255,581	$608,640
Shares issued for attorney retainer	-	108,225
Total prepaid expenses sesulting from share issuance	255,581	716,865
Insurance deposits, GST refund and others	20,549	21,608
Total	$276,130	$738,473

During the three months ended February 28, 2010, the Company issued an aggregate of 36,701,971 shares of the Company’s common stock for consulting and other service fees, valued at the fair market price at the dates of the agreements or at the dates of shares issued in accordance with the agreements, for total consideration of $264,934, of which $20,998 was recorded as prepaid expenses based on the terms of the agreements (See Note 11 (b) –Common Stock Issued under Equity Compensation Plans, below).

During the fiscal year ended November 30, 2009, the Company issued an aggregate of 218,319,102 shares of the Company’s common stock for consulting and other service fees, valued at the fair market price at the dates of the agreements or at the dates of shares issued, for total consideration of $3,158,697, of which $716,865 was recorded as prepaid expenses. The Company expensed $482,282 of these prepaid expenses during the three months ended February 28, 2010.

Note 5 – Mineral Properties and Mineral Rights

The Company holds interests in four groups of mineral properties, Nolan, Ester Dome, Hammond and Eagle Creek, in Alaska, U.S.A. All of these properties are in the exploration stage and have no proven reserves as of February 28, 2010. The Nolan property has a probable reserve; however, a more extensive feasibility study is required to ascertain if such probable reserve can be classified as a proven reserve.

Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company, retroactively effective to June 1, 2004, has capitalized the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees. Since the Company has no proven reserves on its properties as of February 28, 2010, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment in accordance with EITF 04-02 and has not recognized any impairment. A summary of such capitalized direct costs for the three months ended February 28, 2010 and for the fiscal year ended November 30, 2009 is as follows:

Capitalized Mineral Rights:	Nolan	Ester Dome	Hammond	Eagle Creek	Total
	(a)	(b)	(c)	(d)
Balance as of November 30, 2008	$658,319	$31,722	$437,500	$70,050	$1,197,591
Additions during the year:
Claim fees paid during the year	85,540	8,980	8,400	13,090	116,010
Royalty payment	-	-	-	5,000	5,000
Accrued royalty payment	-	-	80,000	-	80,000
Balance as of November 30, 2009	743,859	40,702	525,900	88,140	1,398,601
Additions during the period:
Accrued royalty payment	-	-	80,000	-	80,000
Balance as of February 28, 2010	$743,859	$40,702	$605,900	$88,140	$1,478,601

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
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

During the fiscal quarter ended August 31, 2009, the Company paid claim maintenance and holding fees of $85,540 to the Bureau of Land Management (“BLM”). The Company currently is in a transitional phase between exploration and development on this property. The preliminary feasibility study, effective January 1, 2009 and amended on June 1, 2009 to reflect additional data, supported a probable mineral reserve of antimony and gold underlying the southwestern portion of the Solomon Shear Zone, an area referred to by the Company as Workman’s Bench.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 5 – Mineral Properties and Mineral Rights (Continued)

b)	Ester Dome Gold Project, Fairbanks Mining District, Alaska (Continued)

The Company has maintained claim rental payments and continued with assessment work for this property. During the fiscal year ended November 30, 2009, the Company paid state mining claim fees of $8,840 to the State of Alaska Department of Natural Resources and federal mining claim fees of $140 to BLM.

c)	Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. The Company has leased this property from Alaska Mining Company, Inc. (“Alminco”) since December 14, 1994 and is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. Through February 28, 2010, the Company has paid a total of $560,000 in minimum royalties to Alminco. As of February 28, 2010, the capitalized mineral rights of $605,900 (November 30, 2009: $525,900) for the Hammond property includes royalty accruals totalling $550,000 (November 30, 2009: $470,000) that are unpaid, in arrears, and included in mineral claims payable on the accompanying consolidated balance sheets. During the fiscal quarter ended February 28, 2010, the Company accrued $80,000 in payable royalties. During the fiscal year ended November 30, 2009, the Company paid $8,400 in federal claim fees to BLM.

d)	Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The Company owns a 50% interest and has an option to purchase a full 100% interest in the property for $400,000, towards which $43,000 remains to be paid. A payment in the amount of $5,000 is due on August 1st of each year until the remaining $43,000 is paid. Such yearly payment is required to keep the option in good standing. Ownership of the claims is in the name of the Company’s subsidiary, Silverado Gold Mines Inc. During the fiscal year ended November 30, 2009, the Company paid the required $5,000 option payment for the year and paid $13,090 in state mining claim fees.

Note 6 – Property, Plant and Equipment

Property, plant and equipment primarily include capital expenditure associated with the Company’s Vancouver office, and mining equipment and camp facilities at the Nolan Gold Project in Alaska.

In accordance with FASB ASC 360-10, “Impairment or Disposal of Long-Lived Assets”, the Company recorded an impairment, as of November 30, 2009, of $12,254 against Nolan mining equipment. Depreciation expenses for the three months ended February 28, 2010 was $48,746 (2009: $64,239).

A summary of the Company’s property, plant and equipment for the three months ended February 28, 2010 is as follows:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 6 – Property, Plant and Equipment (Continued)

	February 28, 2010
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$214,133	$383,424
Computer equipment and software	137,346	127,552	9,794
Furniture and fittings	394,358	390,214	4,144
Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	24,062	24,061
Nolan mining equipment	1,017,987	523,187	494,800
Auto and trucks	19,193	6,398	12,795
Capital assets in construction	24,245	-	24,245

	$2,301,809	$1,348,546	$953,263

A summary of the Company’s property, plant and equipment for the fiscal year ended November 30, 2009 is as follows:

	November 30, 2009
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$192,832	$404,725
Computer equipment and software	137,346	123,232	14,114
Furniture and fittings	394,358	390,075	4,283
Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	21,655	26,468
Nolan mining equipment	1,017,987	503,568	514,419
Auto and trucks	19,193	5,438	13,755
Capital assets in construction	24,245	-	24,245

	$2,301,809	$1,299,800	$1,002,009

Note 7 – Promissory Note

In February 2010, the Company received $50,000 from an investor and issued a promissory note dated as of March 1, 2010. The unpaid principal balance of the note bears interest at a rate equal to twelve percent (12%) per annum if repaid by the Company within ninety (90) days from the date of the note, or eighteen percent (18%) per annum if repaid at any time thereafter. The note matures on September 1, 2010.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 8 – Convertible Debt Instruments

a)	Convertible Note Issued in Fiscal Year 2010

On January 22, 2010, the Company entered into a Note Purchase Agreement (the “Agreement”) with St. George Investments, LLC (“St. George”). Pursuant to the terms of the Agreement, the Company issued and sold a convertible promissory note, dated January 22, 2010 (the “Note”) to St. George for the purchase price of $80,000 with a maturity date of March 15, 2010. An origination fee of $5,000 was paid by the Company to St. George from the proceeds of the sale of the Note and $4,000 of issuance costs was added to the principal balance of the note pursuant to the agreement.

The Note provides that interest on the unpaid principal balance of the Note shall not accrue unless a trigger event, as set forth therein, occurs. The Note provides St. George with the option, at any time prior to payment in full by the Company, to convert the outstanding amount into shares of the Company’s common stock. The number of common shares to be issued upon conversion shall be determined by dividing the outstanding amount by 70% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days immediately preceding the date of the conversion notice.

The Company separately accounts for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. The present value of a non-convertible note of $84,000 at the issuance date would be valued at $83,056 using the effective interest rate of 8.25% . Accordingly, the Company recorded $66,944 of the liability components of the convertible note as of the date of issuance and the excess proceeds of $8,056 received over the fair value of the debt at the date of issuance were attributed to the conversion feature of the convertible note and accordingly has been included in additional paid-in capital on the consolidated balance sheets. During the three months ended February 28, 2010, the Company amortized the resulting discount of $12,136 as an increase to interest expense, and will amortize the remaining discount of $4,920 over the expected life of the debt.

b)	Convertible Note Issued in Fiscal Year 2009

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

The present value of a non-convertible note at the issuance date would be valued at $69,284 using the effective interest rate of 8.25% . Accordingly, the Company recorded $69,284 of the liability components of the convertible note as of the date of issuance and the excess proceeds of $5,716 received over the fair value of the debt at the date of issuance were attributed to the conversion feature of the convertible note and accordingly has been included in additional paid-in capital on the consolidated balance sheets. The Company amortized the resulting discount of $476 as an increase to interest expenses during the fiscal year ended November 30, 2009 and $1,427 as an increase to interest expenses during the three months ended February 28, 2010, and will amortize the remaining discount of $3,813 over the expected life of the debt.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 9 – Asset Retirement Obligations

Asset retirement obligations relate to the closure and reclamation of the Grant Mill Tailings Pond and the Mill complex, and to the reclamation work associated with the Nolan Gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and revegetating the disturbed areas. The Company has no assets legally restricted for purposes of settling asset retirement obligations. A summary of assets retirement obligation for the three months ended February 28, 2010 and the fiscal year ended November 30, 2009 is as follows:

	Grant	Nolan
	Mine	Project	Total
Balance, November 30, 2008	$364,651	$172,607	$537,258
Accretion expense	18,233	8,630	26,863
Liabilities settled	(14,000)	(4,258)	(18,258)
Reclamation bond refunded	-	(5,456)	(5,456)
Balance, November 30, 2009	368,884	171,523	540,407
Accretion expense	4,611	2,144	6,755
Balance, February 28, 2010	$373,495	$173,667	$547,162

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

The Company believes that the estimated fair value of the cost of reclamation at this time will approximate the accrued obligations plus 5% accretion expense per annum until reclaimed. During the three months ended February 28, 2010, the Company recorded $4,611 accretion expense. During the fiscal year ended November 30, 2009, the Company recorded $18,233 accretion expense, paid $1,511 to the State of Alaska regulatory agencies and spent another $12,489 on the Grant Mine closure.

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

The Company was bonded for 48.5 acres before the start of 2008 and 27.5 acres were reclaimed at Nolan Creek in 2008. During the fiscal year ended November 30, 2009, the Company received refunds of $5,456 from the reclamation bond deposited for these reclaimed 27.5 acres. As of February 28, 2010 and November 30, 2009, the Company is obligated to reclaim 21 acres at Nolan Creek. These 21 acres are areas essential for the Company’s operations and consist of the camp area, equipment storage area, processing area, explosives storage area, and the portal area, as well as the roads and core storage area.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 9 – Asset Retirement Obligations

Nolan Gold Project (Continued)

The Company believes that the remaining accrued obligations plus 5% accretion expense per annum until the remaining 21 acres are reclaimed is sufficient to cover the cost of reclamation. During the three months ended February 28, 2009, the Company recorded $2,144 accretion expense. During the fiscal year ended November 30, 2009, the Company recorded $8,630 accretion expense and spent $4,258 on reclamation at Nolan properties.

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

During the three months ended February 28, 2010, the Tri-Con Group’s services focused mainly on corporate planning; mining, drilling and engineering planning and preparation for production on the Company’s Nolan property; and administration services. During the period ended February 28, 2010, there were nominal exploration activities due to the Company’s cash flow constraints and consequently the Tri-Con Group waived US $10,000 and CDN $10,000 monthly fee for a total of US $58,511. As of February 28, 2010, Silverado owed $1,020,952 (November 30, 2009: $1,064,046) to the Tri-Con Group for exploration and administration services performed on behalf of Silverado. The following is a summary of Tri-Con Group charges for the three months ended February 28, 2010 and 2009:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 10 – Related Party Transactions (Continued)

(a)	Service Agreements (Continued)

	Three Months Ended
	February 28, 2010	February 28, 2009
Exploration Services	$-	$344,310
Administration and management services	56,832	175,034
	$56,832	$519,344

Amount of total charges in excess of the Cost	$7,413	$146,774

Percentage of excess of the Cost charged over total amount billed	13.04%	28.26%

During the three months ended February 28, 2010, Tri-Con Group billed the Company CDN $ 9,375 (2009: CDN $18,750) plus 15% office overhead as the Cost plus markups for services performed on behalf of Silverado by a Tri-Con Group employee who is related to a director and chief executive officer of the Company.

(b)	Consulting Agreement

Effective April 1, 2009, a consulting agreement was signed between the Company and a private company controlled by Robert Dynes, a director of the Company. Pursuant to the agreement, the Company agreed to pay the private company CDN $7,500 plus GST per month for corporate planning, business development and investor relations services, as requested by the Company. During the three months ended February 28, 2010, the Company was billed CDN $22,500 plus GST by the private company controlled by Mr. Dynes pursuant to the terms of the consulting agreement. During fiscal year 2009, the Company paid $64,644 (CDN $74,793, including GST) to the private company. The Company also issued a total of 6,555,000 shares of its common stock to Mr. Dynes for payment of an additional $57,029 owed to the private company under the consulting agreement.

Note 11 – Common Stock

The authorized common stock of the Company consists of an unlimited number of common shares, without par value. The following is a summary of the Company’s issuances of common stock during the three months ended February 28, 2010:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

	Number of	Common	Common
	Common	Stock -	Stock to be
	Stock	Amount	Issued

Balance, November 30, 2009	1,577,667,073	$100,883,269	$100,000
Shares Issued:
For Private Placements
December 31, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant) cancelled	(1,000,000)	(10,000)	-
January 04, 2010 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	1,500,000	15,000	(15,000)
January 04, 2010 @ $0.0035 per unit (1 unit = 1 share and 1 warrant)	25,785,715	90,250	(35,000)
January 26, 2010 @ $0.01 per unit (1 unit = 1 share and 1/2 warrant)	5,000,000	50,000	(50,000)
January 26, 2010 @ $0.0035 per unit (1 unit = 1 share and 1 warrant)	5,714,286	20,000	-
	37,000,001	165,250	(100,000)
For Consulting Fees
December 15, 2009 @ $0.007 per share	3,000,000	21,000	-
January 11, 2010 @ $0.00777838 per share	1,238,750	9,635	-
January 11, 2010 @ $0.008 per share	2,196,875	17,575	-
January 15, 2010 @ $0.007 per share	8,000,000	56,000	-
January 26, 2010 @ $0.0073 per share	5,000,000	36,500	-
January 29, 2010 @ $0.0073 per share	4,123,987	30,105	-
February 12, 2010 @ $0.0058 per share	1,759,724	10,206	-
	25,319,336	181,022	-
For Investor Relation and Shareholder Communication Services
December 17, 2009 @ $0.00888 per share	1,718,325	15,259	-
February 12, 2010 @ $0.0058 per share	2,664,310	15,453	-
	4,382,635	30,712	-
For Legal and Other Service Fees
January 26, 2010 @ $0.0076 per share	7,000,000	53,200	-
Share Subscriptions Received for Private Placements	-	-	79,763
Share Subscriptions Received for Warrants Exercise	-	-	92,561

Balance, February 28, 2010	1,651,369,045	$101,313,453	$172,324

The following is a summary of the Company’s issuances of common stock for the fiscal year ended November 30, 2009:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

	Number of	Common	Common
	Common	Stock -	Stock to be
	Stock	Amount	Issued
Balance, November 30, 2008	977,437,101	$94,718,072	$-
Shares Issued:
For Private Placements
December 31, 2008 @ $0.00383 per share	18,260,870	70,000	-
February 25, 2009 @ $0.004 per share	19,250,000	77,000	-
March 27, 2009 @ $0.0025 per share	38,000,000	95,000	-
May 06, 2009 @ $0.01 per share	25,000,000	250,000	-
May 14, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	3,000,000	30,000	-
May 15, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	1,000,000	10,000	-
June 02, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	500,000	5,000	-
June 03, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	2,000,000	20,000	-
June 12, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	4,900,000	49,000	-
June 12, 2009 @ $0.01 per unit (1 unit = 1 share and 1/2 warrant)	10,000,000	100,000	-
June 16, 2009 @ $0.01 per share	9,500,000	95,000	-
June 22, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	1,500,000	15,000	-
July 03, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	1,000,000	10,000	-
July 03, 2009 @ $0.01 per share (1 unit = 1 share and 1/2 warrant)	9,000,000	90,000	-
July 22, 2009 @ $0.01 per share	13,500,000	135,000	-
July 27, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	4,000,000	40,000	-
August 12, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	2,000,000	20,000	-
August 17, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	2,500,000	25,000	-
August 27, 2009 @ $0.01 per unit (1 unit = 1 share and 1/2 warrant)	23,500,000	235,000	-
August 27, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	1,000,000	10,000	-
August 28, 2009 @ $0.01 per share	5,000,000	50,000	-
August 28, 2009 @ $0.01 per unit (1 unit = 1 share and 1/2 warrant)	2,000,000	20,000	-
September 18, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	2,000,000	20,000	-
September 29, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	20,000,000	200,000	-
September 29, 2009 @ $0.01 per unit (1 unit = 1 share and 1/2 warrant)	12,500,000	125,000	-
October 06, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	4,500,000	45,000	-
November 03, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	5,000,000	50,000	-
November 09, 2009 @ $0.005 per share	40,000,000	200,000	-
November 18, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	1,500,000	15,000	-
	281,910,870	2,106,000	-
For Consulting Fees and Other Expenses
January 28, 2009 @ $0.0125 per share	1,000,000	12,500	-
January 29, 2009 @ $0.0125 per share	25,000,000	312,500	-
January 29, 2009 @ $0.03 per share	25,000,000	750,000	-
February 12, 2009 @ $0.0085 per share	6,000,000	51,000	-
February 12, 2009 @ $0.01 per share	2,000,000	20,000	-
February 13, 2009 @ $0.0087 per share	15,000,000	130,500	-
February 13, 2009 @ $0.00333 per share	3,109,800	10,356	-
March 27, 2009 @ $0.0125 per share	20,000,000	250,000	-
March 27, 2009 @ $0.0125 per share	9,000,000	112,500	-
April 13, 2009 @ $0.013 per share	15,000,000	195,000	-
June 03, 2009 @ $0.012 per share	30,000,000	360,000	-
August 18, 2009 @ $0.018 per share	5,000,000	90,000	-
August 21, 2009 @ $0.014 per share	20,000,000	280,000	-
October 29, 2009 @ $0.0154 per share	3,500,000	53,900	-

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

	Number of	Common	Common
	Common	Stock -	Stock to be
	Stock	Amount	Issued
November 03, 2009 @ $0.018 per share	5,000,000	90,000	-
November 18, 2009 @ $0.0148 per share	5,000,000	74,000	-
November 23, 2009 @ $0.0118 per share	4,000,000	47,200	-
	193,609,800	2,839,456	-
For Investor Relation and Shareholder Communication Services
February 13, 2009 @ $0.0051 per share	6,555,000	33,431	-
March 27, 2009 @ $0.00644 per share	2,112,069	13,602	-
May 15, 2009 @ $0.0122 per share	357,965	4,367	-
June 03, 2009 @ $0.01063 per share	505,927	5,378	-
July 03, 2009 @ $0.01504 per share	376,430	5,662	-
July 31, 2009 @ $0.01478 per share	353,379	5,223	-
August 27, 2009 @ $0.016965 per share	342,343	5,808	-
October 06, 2009 @ $0.0175 per share	333,618	5,838	-
October 20, 2009 @ $0.01733 per share	345,493	5,987	-
November 24, 2009 @ $0.01392 per share	427,078	5,945	-
	11,709,302	91,241	-
For Commitment, Legal and Financing Fees
May 06, 2009 @ $0.0096 per share	100,000,000	960,000	-
October 20, 2009 @ $0.0185 per share	8,000,000	148,000	-
November 04, 2009 @ $0.016 per share	5,000,000	80,000	-
	113,000,000	1,188,000	-
Share Subscriptions Received	-	-	100,000

Share Issue Costs	-	(59,500)	-

Balance, November 30, 2009	1,577,667,073	$100,883,269	$100,000

a)	Private Placements

For the three months ended February 28, 2010

During the three months ended February 28, 2010, the Company completed a private placement resulting in the issuance of 1,500,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company received gross proceeds of $15,000 from such private placement. In December 2009, a subscription agreement related to 1,000,000 units at $0.01 per unit was cancelled and issued units were returned and cancelled accordingly.

During the three months ended February 28, 2010, the Company completed a private placement resulting in the issuance of 5,000,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for one share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company received proceeds of $50,000 from such private placement.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

a)	Private Placements (Continued)

During the three months ended February 28, 2010, the Company also completed private placements resulting in the issuance of an aggregate of 31,500,001 units at $0.0035 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.01 within the one year period commencing from the date of the subscription agreement. The Company received gross proceeds of $110,250 from such private placements.

In addition, the Company received $79,763 for the sale of an aggregate of 22,789,286 units at a price of $0.0035 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable at a per share exercise price of $0.01 for the purchase of one share of common stock within the one year period commencing from the subscription agreement. These private placements were not completed as of February 28, 2010, as shares had not been issued as of such date, but the purchase price received has been reflected as subscriptions received in stockholders’ equity in the accompanying balance sheet.

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
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

a)	Private Placements (Continued)

As of November 30, 2009, the Company received $65,000 for the sale of an aggregate of 6,500,000 common shares and 4,000,000 common stock purchase warrants. Each common stock purchase warrant is exercisable for an additional share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company also received $35,000 for the sale of an aggregate of 10,000,000 units at a price of $0.0035 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable at a per share exercise price of $0.01 for the purchase of one share of common stock within the one year period commencing from the subscription agreement. These private placements were not completed as of November 30, 2009, as shares had not been issued as of such date, but the purchase price received has been reflected as subscriptions received in stockholders’ equity in the accompanying balance sheet. The Company completed such private placements during the three months ended February 28, 2010.

b)	Common Stock Issued under Equity Compensation Plans

A summary of common stock issued under equity compensation plans (See Note 12(a) – Equity Compensation Plans, below) for the three months ended February 28, 2010 and the fiscal year ended November 30, 2009 is as follows:

	February 28, 2010		November 30, 2009
	Number of	Value of	Number of	Value of
	Shares	Shares	Shares	Shares
Shares issued for consulting fees:
Recorded as consulting fees	24,013,940	$171,689	152,109,362	$2,230,816
Recorded as prepaid expenses	1,305,396	9,333	41,500,438	608,640
Subtotal:	25,319,336	181,022	193,609,800	2,839,456
Shares issued for legal fees:
Recorded as legal fees	7,000,000	53,200	2,150,000	39,775
Recorded as prepaid expenses	-	-	5,850,000	108,225
Subtotal:	7,000,000	53,200	8,000,000	148,000
Shares issued for investor relations and
shareholders communication services
Recorded as investor relations fees	2,718,027	19,047	11,709,302	91,241
Recorded as prepaid expenses	1,664,608	11,665	-	-
Subtotal:	4,382,635	30,712	11,709,302	91,241
Total shares issued under equity compensation plans	36,701,971	$264,934	213,319,102	$3,078,697

For the three months ended February 28, 2010

Pursuant to several agreements for corporate planning, business development and strategies, legal services and media solutions services, the Company issued an aggregate of 36,701,971 shares of the Company’s unrestricted free trading common stock during the three months ended February 28, 2010, valued at the fair market price at the dates of agreements or at the dates of shares issued, for total consideration of $264,934. Of this amount $20,998 was recorded as prepaid expenses and $243,936 as consulting and other service fees. These shares were issued under the Company’s Equity Compensation Plans (See Note 12(a) – Equity Compensation Plans, below).

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

b)	Common Stock Issued under Equity Compensation Plans (Continued)

For the fiscal year ended November 30, 2009

During the fiscal year ended November 30, 2009, the Company entered into several agreements for corporate planning, business development and strategies, legal services and media solutions services. Pursuant to these agreements, the Company issued an aggregate of 188,609,800 shares of the Company’s unrestricted free trading common stock and 5,000,000 shares of the Company’s restricted common stock, valued at the fair market price at the dates of agreements, for total consideration of $2,839,456. Of this amount $2,230,816 was recorded as consulting fees and $608,640 was recorded as prepaid expenses. These shares were issued under the Company’s Equity Compensation Plans. $374,057 of such prepaid consulting fees was expensed during the three months ended February 28, 2010.

In addition, during the fiscal year ended November 30, 2009, the Company entered into consulting agreements for investor relations and shareholder communication services. Pursuant to these agreements, the Company issued an aggregate of 11,709,302 shares of the Company’s unrestricted free trading common stock for total consideration of $91,241 which was recorded as reporting and investor relations expenses. The Company also issued 8,000,000 shares of the Company’s unrestricted free trading common stock to an attorney as retainer. Such shares were valued at the fair market price at the date of the engagement agreement, for total consideration of $148,000, of which $108,225 was recorded as prepaid expenses and $39,775 was recorded as legal fees. Such prepaid legal fees were expensed during the three months ended February 28, 2010.

c)	Common Stock Issued as Commitment Fee under Equity Line of Credit

On May 6, 2009, the Company entered into an Equity Line of Credit Agreement with an accredited investor pursuant to which the Company could have sold to the investor, if certain conditions were met, up to $100,000,000 in shares of its common stock over the term of the agreement, unless earlier terminated.

Upon execution, the Company issued to the investor 100,000,000 shares of the Company’s common stock as payment of a commitment fee, with such shares valued at the fair market price at the date of issuance ($0.0096 per share on May 6, 2009). Such shares were deemed fully earned as of the date of the agreement and therefore the fair market value of such shares ($960,000) was included in consolidated statements of operations and other comprehensive loss for the fiscal year ended November 30, 2009. As of November 30, 2009, the Company raised $345,000 from the investor pursuant to the sale of an aggregate of 34,500,000 common shares at a price of $0.01 per share and paid related commission fees of $34,500 (See Note 11(a) – Private Placements, above).

On December 16, 2009, the Company terminated the Equity Line of Credit Agreement in connection with its efforts to secure alternate sources for capital.

d)	Common Stock Issued as Financing Expenses

In November 2009, the Company issued 5,000,000 shares of the Company’s common stock to a convertible note holder as compensation and issuance costs reimbursement. Such shares were valued at $80,000 using the market closing price one day before the convertible note issuance date and recorded as financing expenses (See Note 8(a) –Convertible Note Issued in Fiscal Year 2009, above).

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 12 –Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants

a)	Equity Compensation Plans and Stock Options

Equity Compensation Plans

On January 29, 2009, the Company adopted the 2009 Equity Compensation Plan (the “2009 Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company, to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the Plan may not exceed 130,000,000 in aggregate. On January 29, 2009, the Company filed a registration statement on Form S-8 to register all 130,000,000 of such shares. These shares were granted to several consultants during the fiscal year ended November 30, 2009.

On June 1, 2009, the Company adopted the 2009-II Equity Compensation Plan (the “2009-II Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company, to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the 2009-II Plan may not exceed 80,000,000 in aggregate. On June 1, 2009, the Company filed a registration statement on Form S-8 to register all 80,000,000 of such shares. These shares were granted to several consultants during the fiscal year ended November 30, 2009.

On December 11, 2009, the Company adopted the 2009-III Equity Compensation Plan (the “2009-III Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the 2009-III Plan may not exceed 120,000,000 in aggregate. On December 16, 2009, the Company filed a registration statement on Form S-8 to register all 120,000,000 of such shares.

During the three months ended February 28, 2010, the Company issued an aggregate of 36,701,971 shares of the Company’s common stock under the 2009-III Company’s Equity Compensation Plans in payment of consulting and other services. Such shares were valued at the fair market price on the effective dates of the consulting agreements or based on share price terms in the agreements.

During the fiscal year ended November 30, 2009, the Company issued an aggregate of 213,319,102 shares of the Company’s common stock under the Company’s Equity Compensation Plans in payment of consulting and other services. Such shares were valued at the fair market price on the effective dates of the consulting agreements or based on share price terms in the agreements.

A summary of common stock issued under equity compensation plans during the three months ended February 28, 2010 and the fiscal year ended November 30, 2009 is disclosed in Note 11(b) – Common Stock Issued under Equity Compensation Plans, above.

Stock Options

There were no stock options granted and valued during the three months ended February 28, 2010 and the fiscal year ended November 30, 2009. A summary of the change in outstanding and exercisable stock options for the three months ended February 28, 2010 and the fiscal year ended November 30, 2009 is as follows:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 12 – Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants (Continued)

a)	Equity Compensation Plans and Stock Options (Continued)

Stock Options (Continued)

			Weighted
	Outstanding and	Weighted	Average
	Exercisable	Average	Remaining
	Options	Excercise Price	Contractual Life
Balance, November 30, 2008	70,400,000	$0.056	3.47 years
Options cancelled or expired	(22,200,000)	0.055

Balance, November 30, 2009	48,200,000	0.056	2.72 years
Options cancelled or expired	-	-
Balance, February 28, 2010	48,200,000	$0.056	2.47 years

The balance of outstanding and exercisable common stock options as at February 28, 2010 is as follows:

Number of Options		Remaining
Outstanding and	Exercise	Contractual Life
Exercisable	Price	(Years)

2,600,000	$0.05	0.86
1,500,000	$0.05	1.33
7,500,000	$0.05	1.36
22,300,000	$0.05	2.85
14,300,000	$0.07	2.87
48,200,000

Fair Value Determination

There were no stock options granted during the three months ended February 28, 2010 and the fiscal year ended November 30, 2009. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options when the options are granted under the following weighted average assumptions:

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
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 12 – Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants (Continued)

b)	Common Stock Purchase Warrants

During the three months ended February 28, 2010, 1,000,000 of the Company’s outstanding common stock purchase warrants, exercisable at a per share exercise price of $0.02, was cancelled. The Company granted 35,500,001 common stock purchase warrants upon the completion of private placements during the three months ended February 28, 2010. 4,500,000 of such granted common stock purchase warrants are exercisable at a per share exercise price of $0.02 and 31,000,001 of such granted common stock purchase warrants are exercisable at a per share exercise price of $0.01, within the one year period commencing from the date of the subscription agreement. Each common stock purchase warrant granted during the period is exercisable for one share of common stock. There was no value assigned to these warrants when they were granted.

During the fiscal year ended November 30, 2009, 40,349,230 of the Company’s outstanding common stock purchase warrants expired and 84,900,000 common stock purchase warrants were granted by the Company upon the completion of private placements as of November 30, 2009. Each common stock purchase warrant granted during the period is exercisable for one share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. There was no value assigned to these warrants when they were granted.

In February 2010, the Company reduced the exercise price of 24,500,000 of its common stock purchase warrants from $0.02 to $0.003 per common share and 6,000,000 of its common stock purchase warrants from $0.01 to $0.003 per common share. Related proceeds of $92,561 was received in February 2010 and recorded as subscriptions received in stockholders’ equity in the accompanying balance sheet. All of such warrants were exercised in March 2010 and all of proceeds received.

The common stock purchase warrants referenced above were issued upon the completion of private placements. There was no value assigned to these warrants when they were granted. The exercise price reduction incentivized the holders to exercise the warrants, which assisted the Company in meeting its working capital requirements. The Company received less proceeds from these exercised warrants due to the price reductions, but the Company believes these warrants would have been left to expire had the Company not effected the exercise price reductions.

A summary of the change in common stock purchase warrants during the three months ended February 28, 2010 and the fiscal year ended November 30, 2009 is as follows:

			Weighted
		Weighted	Average
	Outstanding	Average	Remaining
	Warrants	Excercise Price	Contractual Life
Balance, November 30, 2008	40,349,230	$0.070	0.17 years
Warrants issued	84,900,000	0.020
Warrants expired	(40,349,230)	0.070
Balance, November 30, 2009	84,900,000	0.020	0.72 years
Warrants issued	35,500,001	0.011
Warrants cancelled	(1,000,000)	0.020
Warrants price reduced	(30,500,000)	0.018
Warrants price reduced	30,500,000	0.003
Balance, February 28, 2010	119,400,001	$0.014	0.58 years

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 12 – Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants (Continued)

b)	Common Stock Purchase Warrants (Continued)

The balance of outstanding and exercisable common stock purchase warrants as of February 28, 2010 is as follows:

		Remaining
Number of Warrants		Contractual Life
Outstanding	Exercise Price	(Years)
63,900,000	$0.020	0.14 - 0.88
25,000,001	$0.010	0.85 - 0.88
30,500,000	$0.003	0.14 - 0.85
119,400,001

Note 13 – Segment Disclosures

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

Assets by geographical segment as of the fiscal quarter ended February 28, 2010 and the fiscal year ended November 30, 2009 is as follows:

As of February 28, 2010	Canada	United States	Total
Current assets	$361,597	$17,085	$378,682
Mineral rights	-	1,478,601	1,478,601
Property, plant and equipment, net	397,361	555,902	953,263
Total assets, as of February 28, 2010	$758,958	$2,051,588	$2,810,546

As of November 30, 2009	Canada	United States	Total
Current assets	$720,088	$24,701	$744,789
Mineral rights	-	1,398,601	1,398,601
Property, plant and equipment, net	423,121	578,888	1,002,009
Total assets, as of November 30, 2009	$1,143,209	$2,002,190	$3,145,399

Loss by geographical segment for the three months ended February 28, 2010 and 2009 is as follows:

For the Three Months Ended February 28, 2010	Canada	United States	Total
Total comprehensive loss	$962,159	$175,018	$1,137,177

For the Three Months Ended February 28, 2009	Canada	United States	Total
Total comprehensive loss	$1,160,883	$399,671	$1,560,554

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 14 – Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the three months ended February 28, 2010 and 2009 is as follow:

	Three Months Ended February 28,
	2010	2009
Changes in non-cash financing and investing activities:
Common stock issued for consulting fees and other expenses	$243,936	$429,211
Common stock issued for prepaid consulting and other service fees	$20,998	$891,072
Common shares issued for subscriptions received	$100,000	$-
Conversion feature on convertible debenture	$8,056	$-
Mineral claims royalty payable changes at period-end for mineral rights	$80,000	$80,000

Other cash flow information:
Interest paid	$4,978	$583

Note 15 – Commitments and Contingencies

a)	Severance Agreement with Director

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2010 (Unaudited)
(Stated in United States Dollars)

Note 15 – Commitments and Contingencies (Continued)

c)	Office Lease

The Company entered into a seven year office lease agreement expiring in July 2014 for its Vancouver office when obliged to vacate its previous lease location at the expiry of the lease. The Company’s future minimum lease payments under this lease are as follows:

Fiscal year ending November 30, 2010	$92,762
Fiscal year ending November 30, 2011	123,682
Fiscal year ending November 30, 2012	125,268
Fiscal year ending November 30, 2013	128,439
Fiscal year ending November 30, 2014	85,626
$555,777

Note 16 – Subsequent Events

Subsequent to February 28, 2010, the following events took place:

(a)

The Company completed private placements resulting in the issuance of an aggregate of 35,676,337 units at $0.0035 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.01 within the one year period commencing from the date of the subscription agreement. The Company received proceeds of $124,867 from such private placements.

(b)	The Company issued an aggregate of 5,474,757 shares of the Company’s unrestricted free trading common stock. These shares were issued under the Company’s Equity Compensation Plans.

(c)	The convertible promissory note, dated January 22, 2010 and issued to St. George, matured on March 15, 2010. The Company and St. George are negotiating the terms of their agreement.

(d)

44,517,550 of the Company’s common stock purchase warrants were exercised at a reduced exercise price of $0.003 per common share. The Company received proceeds of $91,500 from common stock purchase warrant exercises.

In preparing the Company’s interim consolidated financial statements, management has evaluated subsequent events from February 28, 2010 through April 14, 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the operating results and financial position of Silverado Gold Mines Ltd. (“Silverado” or the “Company”) for the three months ended February 28, 2010. It should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the fiscal year ended November 30, 2009 and the interim unaudited consolidated financial statements for the three-month period ended February 28, 2010.

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

We have extensive experience in geological, geochemical and geophysical exploration techniques. Our mineral holdings are located in the Fairbanks Mining District and in the Koyukuk Mining District, consisting of both lode and placer mining claims. At the present time, the Company’s primary focus is the exploration and development of our Nolan Gold and Antimony Project located 175 miles north of Fairbanks, Alaska. We are also continuing with exploration activities on our Hammond Gold Property, located approximately three miles northeast of our Nolan Property, and on our Eagle Creek Gold and Antimony Property and Ester Dome Gold Project, which are both located in the Fairbanks Mining District.

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

SUMMARY OF MINERAL EXPLORATION PROGRAM AND PLAN OF OPERATION

The Company holds interests in the following four groups of mineral properties in Alaska, U.S.A.:

1)	Nolan property;

2)	Hammond Property (Slisco Bench);

3)	Eagle Creek Property; and

4)	Ester Dome Property.

All of these properties are in the exploration stage and have no proven reserves as of February 28, 2010, with the exception of the Nolan property, which has a probable reserve but requires a more extensive feasibility study to ascertain if such probable reserve can be classified as a proven reserve.

Based on the completion of a preliminary feasibility study by an independent and AIPG Certified Professional Geologist (the “QP”), our Nolan Gold and Antimony Lode Project has disclosed an economically viable mineral reserve. The preliminary feasibility study, entitled “Update of Mineral Resource and Reserve Estimates and Preliminary Feasibility Study, Workman’s Bench Antimony-Gold Lode Deposit, Nolan Creek, Wiseman B-1 Quadrangle, Koyukuk Mining District, Northern Alaska”, dated January 1, 2009 and amended June 1, 2009 (the “Technical Report”), concluded that the resource estimates disclosed by the Company on November 17, 2008 could be reclassified as a probable reserve. The Technical Report can also be found at the Company’s website at www.silverado.com.

The following disclosures incorporate the results of technical reports prepared during 2008 and 2009 by the QP, in accordance with the requirements of Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). Investors may view the NI 43-101 reports at the Company’s website at www.silverado.com. The NI 43-101 reports provide disclosure regarding Silverado’s Alaska properties in accordance with NI 43-101. U.S. Investors are cautioned that the United States Securities and Exchange Commission does not recognize the terms “indicated resources” and “inferred resources”.

Likewise, the 2009 lode exploration program (core drilling) at Nolan did not change the probable mineral reserve estimates, but there was a significant increase in the estimated indicated lode mineral resources at both Workman’s and Pringle Bench. The new resource estimates were disclosed to the public on January 7, 2010. Refer to the Silverado 2009 10-K report which can be found on SEDAR and EDGAR for the updated Nolan Gold and Antimony Project resource estimates. The mineral resource estimates for the Nolan Gold and Antimony project are also listed on the Company website at www.silverado.com, under NEWS – Released on January 7, 2010.

Overall mineral exploration performance during the three month period ended February 28, 2010 and management’s plan of operations for each property are discussed below.

1. NOLAN GOLD AND ANTIMONY PROPERTY

The Company owns a 100 percent interest in numerous mining claims on the Nolan Creek Project. As of February 28, 2010, the Company’s Nolan Gold Project consist of 204 unpatented, federal placer mining claims covering approximately 4,080 acres in three non-contiguous groups, and 407 unpatented federal lode mining claims covering approximately 8,140 acres in one large contiguous group. Many of the 407 lode mining claims are superimposed over the placer mining claims.

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

The Company currently is in a transitional phase between exploration and development on this property. The preliminary hardrock feasibility study, effective January 1, 2009 and amended on June 1, 2009 to reflect additional data, supported a probable mineral reserve of antimony and gold underlying the southwestern portion of the Solomon Shear Zone, an area referred to by the Company as Workman’s Bench. The study by the Company’s QP concluded that the Nolan Gold and Antimony Project in the Workman’s Bench area are economically viable. The results of the January 2009 preliminary feasibility study and the reserve estimates are disclosed in the Company’s Annual Report on Form 10-KSB filed on March 16, 2009 and the Company’s website: www.silverado.com.

The measured reserve estimates on Workman’s Bench, on which the pre-feasibility study was based, did not change in the amended June 1, 2009 Technical Report. Also, the current probable reserves at Workman’s Bench did not change following the 2009 exploration program at the Nolan Creek property. The current mineral resource estimates from the Workman’s Bench and Pringle Bench lode prospects were determined by the Company QP following the 2009 drill program, and the estimates were disclosed to the public on January 7, 2009. Resources were increased substantially after the 2009 drilling and January 7, 2010 report analysis. Investors need to be cautioned that the new resource estimates are not reserves and have not demonstrated economic viability. The current resource estimates for the Nolan Gold and Antimony Project are listed below:

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

Total Probable Lode Mineral Reserves, Nolan Creek Area effective January, 1 2009

Cautionary Note to Investors concerning estimates of Probable Reserve

Readers are cautioned that the following estimates are under the category of a probable reserve and they are not a proven reserve, which requires a higher degree of feasibility study. These values are based off of a preliminary feasibility study, which is not the same as a legal feasibility study.

Silverado’s Probable Lode Mineral Reserves, Nolan Creek Area

Reserve Category	Cut-Off Grade (% Sb)	Quantity (tons)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Probable	4.0	42,412	28.00	11,880	0.408	17,300

Notes:

  The effective date of these resources is January 1, 2009
  Rounding may result in some discrepancies.
  No processing recovery factors have been applied to these resource figures.
  The unit ton refers to short tons.
  Cut-off grade is 4.0% Sb ‘equivalent’, which the combined values of gold plus antimony expressed in terms of antimony alone.
  Effective date of the estimate is January 1. 2009. The 2009 drill program was not involved with the current reserve block and as such did not affect the grade or tonnage listed.

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

The following table summarizes the indicated mineral resources for the Workman’s Bench gold and antimony deposit as a result of the 2009 investigation. The 2009 exploration program focused on the ‘A Zone’ in an area vertically above the current mineral reserve block and was not previously drilled or investigated prior to 2009. The effective date of these resources is January 7, 2010.

Silverado’s Indicated Lode Mineral Resources, Nolan Creek Property

Resource Category	Vein-Fault Ore Zone	Cut-off (% Sb)	Quantity (short tons)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Indicated	A Zone	4.0	11,394	20.00	2,278.4	0.244	2,777.0
Indicated	B Zone	4.0	645	20.51	132.3	0.099	64.1
Indicated	A and B Combined	4.0	12,039	20.02	2,410.7	0.236	2,841.1

Notes:

  Mineral Resources which are not mineral reserves do not have demonstrated economic viability. The estimate of mineral resources may be materially affected by environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues.
  Rounding may result in some discrepancies.
  No processing recovery factors have been applied to these resource figures.
  The unit ton refers to short tons.
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

The following table summarizes the inferred mineral resources for the gold and antimony deposit, effective January 7, 2010.

Resource Category	Deposit	Cut-off (% Sb)	Quantity (short tons)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Inferred	Pringle	4.0	12,817	19.61	2,513.8	0.499	6,390.4
Inferred	Workman’s	4.0	21,389	12.11	2,590.6	0.272	5,816.6
Inferred	Pringle + Workman’s	4.0	34,206	14.92	5,104.4	0.357	12,207.0

Notes:

  Mineral Resources which are not mineral reserves do not have demonstrated economic viability. The estimate of mineral resources may be materially affected by environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues.
  Rounding may result in some discrepancies.
  No processing recovery factors have been applied to these resource figures.
  The unit ton refers to short tons.
  Cut-off grade is 4.0% Sb ‘equivalent’, which refers to the combined values of gold plus antimony expressed in terms of antimony alone.

Mineral Resources that are not mineral reserves do not have demonstrated economic viability.

Plan of Operations:

The plan of operations for the Nolan Gold Project for the remainder of the 2010 fiscal year is the advancement toward the development and mining stage of our Nolan Gold and Antimony Project, especially along the southwestern end of the Solomon Shear Zone in the Workman’s Bench, Pringle and Hillside Areas. The Company is in a transitional phase between exploration and development. The recent preliminary feasibility study effective January 1, 2009, supported a mineral reserve of antimony and gold underlying the southwestern portion of the Solomon Shear Zone, an area referred to by the Company as Workman’s Bench. The 2008 feasibility study by Bundtzen concluded that the Nolan Gold and Antimony Project in the Workman’s Bench area is economically viable.

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

These studies include but are not limited to additional hydrologic studies proximal to our planned underground workings, environmental baseline studies of the flora and fauna and the baseline chemical and physical parameters of the creek water, and acid-base accounting (ABA) studies of the ore-hosting rock determining an appropriate, effective and safe disposal of acid mine waste rock.

Much of the work planned for 2010 is season-dependent. During the summer months we plan to use our diamond core drill for infill drilling for additional reserve estimates and structural interpretation. We plan to drill a minimum of 30 shallow (200 to 500 ft) NQ diamond core drill holes, as well 30 deeper holes (> 500 ft) into the Solomon Shear Zone. Also, many of the formerly mentioned characterization studies will be continued through the summer months. Depending on available capital, we plan the procurement of necessary facility and system upgrades, as well as the acquisition of necessary equipment and the construction of a pilot mill facility. Currently we have a fully functioning all-season enclosed 23 man camp with three functioning offices with computers and internet access. The camp has a STW treatment plant for sewage and graywater treatment. The camp site also has a large mechanics shop for working on heavy equipment such as backhoes and bulldozers. The camp also has multiple ADEC approved containments with tanks capable of storing 30,000 gallons of diesel fuel, and a peripheral explosives storage area. The camp has an abundance of heavy equipment for excavating and road maintenance.

During the late fall of 2010 we plan to open the Workman’s Bench exploration portal and begin the excavation of a decline for the extraction of the bulk sample. We plan to extract the majority of vein material from the ‘A’ Zone since more than 70% of the current reserve is in this zone. We plan to use a cut-and-fill stopping method. Once a stop is driven, the vein structure will be shot off the rib at an estimated width of 2 feet and mucked out for storage and processing at the surface. Waste rock will be temporarily stored on lined pads along the left limit Bench of Nolan Creek Valley, an area used previously by the Company for seasonal storage of bulk samples.

The Company’s engineers and geologists have designed the subsurface routes for an access decline and egress routes for the extraction of the bulk sample material, as well as located sites for temporary tailings storage and additional layout sites and mill design. However, depending on various characterization studies and additional infill drilling results during 2010, the subsurface plan may be amended.

Readers and investors need to take caution, in that much of the work planned in 2010 is contingent upon available funding and the success and speed of the permitting process.

The proposed drilling program for 2010 will be aimed at lode gold and antimony exploration. Lode drilling will focus on Pringle Bench, Workman’s Bench and the Hillside Prospect along the Solomon’s Shear trend, and is designed to provide a better three dimensional understanding of the mineralized sections of the structure and how it is related to the placer gold deposits of the Nolan Creek area. Since the Project is advancing into the development stage, exploration drilling will not be conducted in the Fortress area which is part of a gold bearing east-west trending deformation zone.

Based on the new 2010 drill data, Company and contract geologists along with the Company QP have confirmed that the gold and antimony mineralized zones correlate with the surface geochemistry and geophysical data that extends northeast past Pringle Bench along the strike through an area referred to as the Hillside Lode Prospect. The Company has stated previously that the Hillside Area was thought to be the source of the placer gold mined from the gravel benches located along the left limit of Nolan Creek between Smith and Archibald Creeks. The Hillside Lode Prospect is located uphill of the gold-rich gravel benches mined by Silverado as recent as 2006.

In addition to the drill program, the Company has been aggressively seeking permits and also compiling various studies by numerous contractors to meet application requirements for ongoing permits. In order for the project to advance to the development stage at Nolan, the permitting process involves various characterization studies. Some of these studies are seasonally dependent and some require time periods that can delay the permitting process. The baseline water quality sampling which began in June of 2008, was halted due to freezing temperatures during October of 2008, and was continued in early June of 2009. The last baseline water sample for 2009 was collected in late September.

The access road into the Nolan Creek camp as well as the 26 man camp facility received construction upgrades in 2009 in preparation for the 1,000 cubic yard bulk ore sample that the Company has been permitted to sample. Essential to the bulk sample program and future development is the environmental baseline and characterization studies that include Acid Rock Drainage studies also known as acid-base accounting, as well as the water quality baseline sampling. Samples of the ore and wall rock gangue from various core intercepts and also wall rock from the ‘A’ zone were submitted by the QP to analytical labs for determination of acid generating potential. The Company’s QP has directed a third party engineering firm to conduct various geotechnical studies of the wall rock and ore rock.

The Company, as per the QP, is still seeking a calcareous rock unit that is accessible for extraction on the Nolan property. Permits for the extraction of the calcareous rock will not be applied for until the Company has verified that such a rock unit is accessible. The extraction of a calcareous rock could be used as a buffering liner for temporary storage of waste rock that may have acid generating potential.

During the next three months, Silverado will continue to implement the recommendations of the preliminary feasibility study that was completed by the Company QP, Thomas K. Bundtzen. The QP will determine additional resource estimates and these estimates will be disclosed to the public as soon as they are completed by the QP. The QP will also oversee geotechnical studies as well as the acid rock characterization study. The Company will continue upgrades to the infrastructure at Nolan. The company plans to construct additional access trails for drilling into the Hillside Zone and will perform additional surveying for planning and design purposes. The Company will continue with aggressive permitting and will seek additional capital needed for the procurement of a pilot mill and equipment that will be used during the extraction and processing of the permitted 1,000 cubic yard bulk sample of gold and antimony ore.

During the next three months, Silverado plans to initiate lode development in the Workman’s Bench area as follows:

1.	Continued aggressive permitting.
2.

Begin the 2010 diamond core drill program which will utilize a minimum of two mobile drill rigs. Depending on access to the more remote drill sites, the Company plans on drilling a minimum of 30,000 feet of NQ2 or larger diameter core from the Solomon Shear Zone at Nolan.

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

3. EAGLE CREEK PROPERTY

The Eagle Creek property is comprised of 77 Alaska state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The total area of the claims equals approximately 3080 acres and all claims are valid. There has been no legal survey on the claims. Ownership of the claims is in the name of Silverado Gold Mines Inc. There is an "option to purchase" agreement with Arley Taylor (i.e., now with his descendants), to purchase a 100% interest in the property for $400,000, of which $43,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing and applies to the buyout price. The original option agreement with Arley Taylor was acquired through an agreement with S. Tan who assigned the agreement to us in consideration of 15% royalty from production (15% of net operating profits after payback of costs). We have continued to make option payments on the Eagle Creek property based on the agreement, and as a result, all of our mineral claims and options are in good standing.

The Eagle Creek property is accessed by the Steese Highway, 10 miles north of Fairbanks, Alaska to Fox, Alaska, then traveling along the Elliot highway 6 miles north to Murphy Dome Road, then west along Murphy Dome Road about 5 miles to the property. The Number One Vein on this property was the lode quartz gold structure that was historically mined commercially for antimony.

Historically, Eagle Creek was Alaska’s second largest antimony producer. In the late 1980s, Silverado built a 100 ton per day (TPD) gravity plant and processed the old mine dumps, successfully selling all antimony produced. In addition to the high-grade gold bearing quartz veins found on Silverado’s large Eagle Creek property, the Company, in 2006, identified what appeared to be a gold mineralized pluton which is a granitic or igneous rock located on the claims above the placer gold Treasure Creek portion of the property. This may lead to the development of a gold deposit, and may make ideal feedstock for the Kinross Fort Knox mill nearby.

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

No funding has been advocated for the 2010 work plan. Whereas historic commercially viable mining took place on the Number One (or "Scrafford") Vein, and whereas Silverado has successfully drilled and hit significant widths of high-grade or massive stibnite (antimony sulfide) and significant widths with good gold grades, it has nonetheless yet to complete a definitive drilling program sufficient to indicate reserves, and therefore there is no assurance that a commercially viable economic mineral deposit exists on the property.

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

Reclamation work to complete the closure of the Grant Mill Tailings Pond is in the permitting stages. The earthwork construction required to close the tailings pond requires permits issued by the Alaska Department of Environmental Conservation. The Company has commissioned a third party environmental and engineering firm to assist with the permitting process. A cost analysis of the tailings pond closure is under review by the Company and by a third party environmental and geotechnical engineering firm. The pond is filled to capacity, and will be capped and decommissioned after final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies. There will be limited field work on the property during the summer of 2010, which will consist of small scale surveys and minor geochemical studies.

Due to the current price of gold, the Company is considering whether to increase exploration efforts on the property. Currently, however, the Company is primarily focused on the continued exploration and future development of the Nolan Gold and Antimony Project in northern Alaska.

LIQUIDITY AND CAPITAL RESOURCES

Our current ratio (current assets divided by current liabilities) as of February 28, 2010 was 0.17 as compared to 0.37 as of November 30, 2009. This ratio is commonly used as a measure of a company’s liquidity. We look at actual dollars in analyzing our liquidity. Since the Company’s cash inflow has been generated mainly from sales of shares of the Company’s common stock, gold sale proceeds earned during the exploration stage, debentures and loans, it will be very difficult for the Company to meet the current and anticipated obligations without raising additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we will not be able to fully implement our business plan or sustain ongoing operations.

As of February 28, 2010, the Company had a working capital deficit of $1,843,000 as compared to a working capital deficit of $1,272,000 as of November 30, 2009. The Company had $96,236 cash on hand as of February 28, 2010 as compared to no cash and cash equivalents on hand as of November 30, 2009. The Company’s total assets for such periods were $2,811,000 (November 30, 2009: $3,145,000) and the total current assets were $379,000 (November 30, 2009: $745,000).

As of February 28, 2010, the Company’s current assets consist of $96,236 (November 30, 2009: $Nil) in cash, $6,316 (November 30, 2009: $6,316) in gold inventory and $276,130 (November 30, 2009: $738,473) in prepaid and other receivables. Included in prepaid and other receivables were non-cash prepaid consulting and other fees of $255,581 (November 30, 2009: $716,865) paid through issuances of the Company’s common stock under the Company’s equity compensation plans.

The majority of the Company’s assets are long-term or non-cash in nature and thus considered being of lower liquidity.

The Company’s mineral rights were valued at $1,479,000 as of February 28, 2010 as compared to $1,399,000 as of November 30, 2009, an increase of $80,000 or 6%. The increase in the value of our mineral rights this past three months is directly attributable to $80,000 in an accrued royalty payment. The net book value of our fixed assets was $953,000 as of February 28, 2010 as compared to $1,002,000 as of November 30, 2009, a decrease of approximately $49,000 or 5%. The decrease in the net book value of our fixed assets was due to depreciation.

The current liabilities as of February 28, 2010 totaled $2,222,000 as compared to $2,017,000 as of November 30, 2009, an increase of approximately $205,000 or 10%. Included in current liabilities are $1,021,000 (November 30, 2009: $1,064,000) due to related parties, which has been classified as financing activities in the Company’s cash flow statements, and $1,000,000 (November 30, 2009: $883,000) of accounts payable and accrued liabilities.

The Company has not yet generated revenues since recommencement of the exploration stage on December 1, 2001 and our cash was primarily generated from the sale of our securities. During the fiscal quarter ended February 28, 2010, the Company raised $65,250 of net proceeds through completed private placements and received $172,324 through uncompleted private placement subscriptions and warrants exercise. During the fiscal year ended November 30, 2009, the Company raised $2,047,000 of net proceeds through completed private placements and received $100,000 through uncompleted private placement subscriptions. In addition, the Company received $237,000 as a result of mining equipment disposals and $52,000 as a result of gold inventory sales during the fiscal year ended November 30, 2009.

During the three months ended February 28, 2010, the Company spent $86,000 (2009: 118,000) on the mineral exploration program. In addition, the Company has spent $1,028,000 (2009: 1,496,000) on other operating activities. The Company has been reviewing its budgets for its current business needs and its further exploration and early stage production at its Nolan Creek property in Alaska. Our plan of mining operations in Alaska anticipates that we will need to raise and expend approximately $10,560,000 during fiscal year 2010. We will also need to raise and spend approximately $3,000,000 on general and administrative costs during fiscal year 2010.

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

SEGMENT INFORMATION

The Company operates in one reportable segment, located in United States, being the acquisition and exploration of mineral properties. The Company’s development of low-rank coal-water fuel, located in United States, is in its initial stages and is not a reportable segment. Segmented information has been compiled based on the geographic regions that the Company and its subsidiaries registered and performed exploration and administration activities. A summary of financial information by geographical areas is disclosed in footnote 13 of the Company’s interim consolidated financial statements for the fiscal quarter ended February 28, 2010 (Item 1, above).

RESULTS OF OPERATIONS – Three Months Ended February 28, 2010 and 2009

The Company has not generated revenues since recommencement of the exploration stage from December 1, 2001 to February 28, 2010. For the three months ended February 28, 2010, we reported a net loss of $1,134,000, or $0.001 per share, compared to a net loss of $1,610,000, or $0.002 per share for the same period ended February 28, 2009, a decrease of approximately 30%.

The major decreases in three months ended February 28, 2010, as compared to the same period in 2009, were the Company’s exploration expenses by $32,000, its related party charges in excess of cost by $139,000, management service fees by $185,000, consulting fees by $175,000, office expenses by $10,000 and transfer agent and filing fees by $30,000. These decreases were mainly due to cash limitations and the development of a restructuring plan that the Company is working on to fund its exploration and development activities.

The major increases included in the net loss for three months ended February 28, 2010, as compared to the same period in 2009, were increases of $93,000 for legal and other professional fees and $16,000 interest expenses. Such increases were mainly due to cash constraints and the increased legal and other profession requirements related to the Company’s efforts relating to restructuring, equity financing, development and expansion.

RELATED PARTY TRANSACTIONS

The details of related party transactions are disclosed in footnote 10 of the Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2010 (Item 1, above).

CRITICAL ACCOUNTING POLICIES

The details of our critical accounting policies are disclosed in footnote 2 of the Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2010 (Item 1, above).

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of February 28, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Garry L. Anselmo and our Chief Financial Officer Donald Balletto. Based upon that evaluation, it was concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During the three months ended February 28, 2010, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company is not currently in material default of indebtedness that exceeds 5% of the total assets of the Company and its consolidated subsidiaries.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to a vote of security holders during the period covered by this Report.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description of Exhibit

3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.6	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.7	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.8	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.9	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.10	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.11	2006 Stock Option Plan (10)
10.12	2006-II Stock Option Plan (11)
10.13	2007 Stock Option Plan (12)
10.14	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (14)
10.15	2007-1 Equity Compensation Plan (13)
10.16	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007 (15)
10.17	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, and James F. Dixon, each dated October 27, 2008 (16)
10.18	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, Donald G. Balletto, Robert M. Dynes and John Mackay, each dated December 23, 2009 (17)
10.19	2009 Equity Compensation Plan (18)
10.20	2009-II Equity Compensation Plan (19)
10.21	Equity Line of Credit Agreement between the Company and Ashborne Finance Ltd.(20)
10.22	Consulting Agreement between the Company and 1315781 Ontario Inc. (21)
10.23	Note Purchase Agreement between the Company and St. George Investments, LLC. (22)
10.24	2009-III Equity Compensation Plan (23)
14.1	Code of Ethics (9)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.

(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on September 7, 2007.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2008.
(16)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on October 29, 2008.
(17)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 23, 2009.
(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on January 29, 2009.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on June 1, 2009.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 12, 2009.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 15, 2009.
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2010.
(23)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on December 16, 2009.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: April 14, 2010	/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer)

DATE: April 14, 2010	/s/ Donald Balletto
Donald Balletto
Chief Financial Officer
(Principal Financial Officer)