Form 10-Q
period 2010-05-31
SILVERADO GOLD MINES LTD
filed 2010-07-15
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___________to ___________

Commission File Number: 000-12132

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
Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,928,296, 846 common shares, no par value, outstanding as of July 13, 2010.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)

INDEX

Quarterly Period Ended May 31, 2010

Page

PART I	FINANCIAL INFORMATION

	ITEM 1	FINANCIAL STATEMENTS	3

		Consolidated Balance Sheets as of May 31, 2010 (unaudited) and November 30, 2009 (audited)	3

		Consolidated Statements of Operations and Other Comprehensive Loss for the three months and six months ended May 31, 2010 and 2009, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through May 31, 2010 (unaudited)	4

		Consolidated Statements of Cash Flows for the six months ended May 31, 2010 and 2009, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through May 31, 2010 (unaudited)	5

		Notes to the Consolidated Financial Statements as of May 31, 2010 (unaudited)	6-31

	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32-43

	ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45

	ITEM 4	CONTROLS AND PROCEDURES	45

PART II	OTHER INFORMATION

	ITEM 1	LEGAL PROCEEDINGS	46

	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	46

	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	46

	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	46

	ITEM 5	OTHER INFORMATION	46

	ITEM 6	EXHIBITS	47-48

SIGNATURES			49

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	May 31, 2010	November 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$34,298	$-
Gold inventory	6,316	6,316
Prepaid and other receivables	83,796	738,473
Total Current Assets	124,410	744,789
Mineral rights	1,478,601	1,398,601
Property, plant and equipment, net	905,206	1,002,009
TOTAL ASSETS	$2,508,217	$3,145,399

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,183,167	$882,768
Due to related parties	1,001,884	1,064,046
Promissory note	50,000	-
Convertible debt instruments	178,603	69,760
Total Current Liabilities	2,413,654	2,016,574
Asset retirement obligation	553,917	540,407
Mineral claims royalty payable	550,000	470,000
Total Liabilities	3,517,571	3,026,981

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock
Authorized: unlimited common shares with no par value
Issued and outstanding: 1,811,952,777 common shares (2009: 1,577,667,073)	101,936,928	100,883,269
Additional paid-in capital	1,217,991	1,206,124
Subscriptions received	80,950	100,000
Accumulated deficit during exploration stage	(104,245,223)	(102,070,975)
Total Stockholders' (Deficit) Equity	(1,009,354)	118,418
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,508,217	$3,145,399

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)
(Stated In United States Dollars)

					Period Since
					Recommencement of
					Exploration Stage from
	Three Months Ended May 31,		Six Months Ended May 31,		December 1, 2001 to
	2010	2009	2010	2009	May 31 2010
General and administrative expenses
Accounting and auditing	$11,707	$28,453	$18,590	$36,943	$853,712
Advertising, promotion and travel	3,371	10,607	15,422	22,739	3,026,025
Consulting fees	298,361	911,414	861,528	1,650,057	11,393,216
Depreciation, accretion and impairment	54,813	59,349	110,314	130,334	2,899,561
Exploration expenses	193,537	180,323	272,514	291,708	15,842,829
Financing activities	362	-	362	-	389,865
Legal and other professional fees	44,871	59,006	236,690	157,607	1,802,837
Management services	22,431	199,179	68,848	430,873	6,467,835
Office expenses	157,781	84,395	233,391	169,818	5,183,329
Related party charges in excess of costs incurred	32,743	144,406	40,156	291,180	4,951,244
Reporting and investor relations	72,942	106,125	130,981	168,941	1,474,332
Research	-	-	-	-	1,064,735
Transfer agent and filing fees	12,571	12,151	30,323	59,484	410,154
Write-off of mineral claim expenditures	-	-	-	-	1,159,529
Write-down of property, plant and equipment	-	-	-	-	329,679
Total expenses	905,490	1,795,438	2,019,119	3,409,684	57,248,882
Loss from operations	(905,490)	(1,795,438)	(2,019,119)	(3,409,684)	(57,248,882)
Gold income earned during the exploration stage
Gold sale proceeds earned during the exploration stage	-	-	-	52,450	3,714,310
Cost of gold sold	-	-	-	(43,790)	(3,250,373)
Gold inventory addition from gold extraction	-	-	-	-	3,248,056
Total gold income earned during the exploration stage	-	-	-	8,660	3,711,993
Other income (expenses)
Interest and other income	44	19	77	64	278,067
Interest expenses on capital lease obligations	-	-	-	-	(333,221)
Financing costs on convertible debentures	(7,147)	2,800	(20,710)	-	(728,193)
Other interest expenses and bank charges	(82,661)	(5,226)	(89,638)	(7,098)	(161,847)
Commitment fees	-	(960,000)	-	(960,000)	(960,000)
Loss on disposal of property, plant and equipment	-	(173,921)	-	(173,921)	(279,529)
Forgiveness of convertible debentures and accrued interests	-	260,827	-	260,827	260,827
Total other expenses	(89,764)	(875,501)	(110,271)	(880,128)	(1,923,896)
Net loss before cumulative effect of accounting change	(995,254)	(2,670,939)	(2,129,390)	(4,281,152)	(55,460,785)
Cumulative effect of accounting change	-	-	-	-	(99,481)
Net loss	(995,254)	(2,670,939)	(2,129,390)	(4,281,152)	(55,560,266)
Other comprehensive income (loss)
(Loss) / Gain on foreign exchange	(41,817)	(72,747)	(44,858)	(23,088)	219,987
Net comprehensive loss for the period	$(1,037,071)	$(2,743,686)	$(2,174,248)	$(4,304,240)	$(55,340,279)
Net loss per share	$(0.001)	$(0.003)	$(0.001)	$(0.004)
Basic and diluted weighted average number of common shares outstanding	1,698,496,790	1,194,429,237	1,679,604,824	1,102,804,863

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

			Period Since
			Recommencement of
			Exploration Stage from
	Six Months Ended May 31,		December 1, 2001 to
	2010	2009	May 31, 2010
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating activities:
Net comprehensive loss for the period	$(2,174,248)	$(4,304,240)	$(55,340,279)
Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
Cumulative effect of accounting change	-	-	99,481
Depreciation, amortization, accretion and impairment	110,314	130,334	2,899,561
Loss on disposal of property, plant and equipment	-	173,921	279,529
Stock-based compensation included in management fees	-	-	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting and other expenses resulting from share issuance	514,134	1,330,132	6,400,172
Non-cash prepaid consulting fees expensed during the period	679,530	333,500	1,013,030
Non-cash commitment fees resulting from share issuance	61,100	960,000	1,021,100
Non-cash financing expense	-	-	252,003
Financing costs accrued or incurred on convertible debentures	20,710	-	518,756
Forgiveness of convertible debentures and accrued interests	-	(260,827)	(260,827)
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	329,679
Changes in non-cash operating assets and liabilities:
Gold inventory	-	43,790	2,317
Prepaid and other receivables	(3,855)	5,673	(22,588)
Accounts payable and accrued liabilities	300,398	159,404	686,260
Asset retirement obligation	-	-	(2,336)
Net cash used in operating activities	(491,917)	(1,428,313)	(37,371,282)

Investing activities:
Investment in mineral properties	-	-	(1,245,101)
Purchase of property, plant and equipment	-	(2,001)	(3,079,696)
Proceeds from sale of property, plant and equipment, net	-	222,509	825,299
Net cash provided by (used in) investing activities	-	220,508	(3,499,498)

Financing activities:
Advances (to) from related party	(62,162)	429,715	710,572
Repayment of loans payable	-	-	(110,728)
Repayment of capital lease obligation	-	-	(1,131,607)
Convertible debentures, net	120,000	-	195,000
Promissory note	50,000	-	50,000
Share subscriptions received	80,950	250,000	80,950
Common stock issued for cash (net of share issue costs)	337,427	507,000	41,093,798
Net cash provided by financing activities	526,215	1,186,715	40,887,985

Increase (Decrease) in cash and cash equivalents	34,298	(21,090)	17,205

Cash and cash equivalents, at beginning of the period	-	50,991	17,093

Cash and cash equivalents, at end of the period	$34,298	$29,901	$34,298
Supplemental Cash Flow Information (Note 14)

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
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

The unaudited interim consolidated financial statements do not include all information and footnote disclosures required under GAAP. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as of May 31, 2010, and the results of operations and cash flows for all periods presented, have been included. Readers of these financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the entire fiscal year as a whole.

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
as of May 31, 2010 (Unaudited)
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

b) Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles”, which establishes the FASB ASC as the sole source of authoritative GAAP. All existing accounting standards are superseded as described in FASB ASC No. 168, aside from those issued by the SEC. All other accounting literature not included in the Codification is non-authoritative. In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”). Pursuant to this codification, the Company has updated references to GAAP in its financial statements.

c) Exploration Stage Company

The Company has not generated revenues since recommencement of the exploration stage from December 1, 2001, and is considered to be in the development stage, as defined in FASB ASC 915-10-05. However, the Securities and Exchange Commission’s Industry Guide 7, “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” requires that mining companies in the exploration stage should not refer to themselves as development stage companies in the financial statements, even though such companies should comply with FASB ASC 915-10-05, if applicable. Accordingly, the Company has been referred to as an exploration stage company, not a development stage company. Accumulated results of operations and cash flows are presented from December 1, 2001, the date the Company re-entered the exploration stage.

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
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

e) Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. Fully diluted amounts are not presented when the effects of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share. f) Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by Topic 820 of the FASB ASC, must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

g) Convertible Debt Instruments

The Company separately accounts for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, the Company has recorded the liability components of the convertible debentures at fair value as of the date of issuance based on effective interest rate and amortized the resulting discount as an increase to interest expense over the expected life of the debt. The excess proceeds received over the fair value of the debt at the date of issuance are attributed to the conversion feature of the convertible debentures and included in additional paid-in capital on the consolidated balance sheets. The Company will account for any embedded conversion features, if there are any, in accordance with ASC 470-20, “Debt With Conversion and Other Options”.

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
as of May 31, 2010 (Unaudited)
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

FASB ASC 740-10 also clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognizing, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard.

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
as of May 31, 2010 (Unaudited)
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
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

r) Accounting for Stock-based Compensation

The Company follows FASB ASC 718, “Compensation – Stock Compensation”, requiring equity awards granted under its stock option plan to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to December 1, 2006, the Company accounted for awards granted under its stock option plans utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS 123, “Accounting for Stock-Based Compensation”, as amended. Under the existing stock option plans, all options vest entirely on the grant date. Therefore, there were no partially vested options outstanding as of the FASB ASC 718 adoption date.

s) Research Expenditures

Research expenditures are expensed in the year incurred.

t) Reclassifications

Certain prior years’ comparative figures have been reclassified to conform to the financial statement presentation adopted for this year.

u) Recent Accounting Pronouncements

FASB ASU 2010-17 Revenue Recognition – Milestone Method (Topic 605) (“ASU 2010-17”). This Update provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The amendments in this Update are effective on a retrospective or prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the early adoption option and does not anticipate that the adoption would have a material impact on the consolidated financial statements.

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

The Company has evaluated all other recently issued pronouncements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
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

There were no changes in gold inventory during the six months ended May 31, 2010. For the six months ended May 31, 2009, the Company sold 58.15 troy ounces of gold for net proceeds of $52,450, which were recorded as other income earned during the exploration stage. In addition, the Company wrote off 8.45 troy ounces gold inventory for the inventory shrinkage during the period ended May 31, 2009, the value of which is $5,556 recorded as cost of gold sold. The following is a summary of gold inventory changes during the six months ended May 31, 2010 and during the fiscal year ended November 30, 2009:

		Weighted
	Troy Ounces	Average price	Value
Balance as of November 30, 2008	76	$657.50	$50,106
Cost of gold sold	(66)	657.50	(43,790)
Balance as of November 30, 2009	10	657.50	6,316
Cost of gold sold	-	-	-
Balance as of May 31, 2010	10	$657.50	$6,316

Note 4 – Prepaid and Other Receivables

Prepaid and other receivables consist of:

	May 31, 2010	November 30, 2009
Prepaid consulting and other fees resulting from share issuance	$58,333	$608,640
Shares issued for attorney retainer	-	108,225
Total prepaid expenses sesulting from share issuance	58,333	716,865
Insurance deposits, GST refund and others	25,463	21,608
Total	$83,796	$738,473

During the six months ended May 31, 2010, the Company issued an aggregate of 104,327,983 shares of the Company’s common stock for consulting and other service fees, valued at the fair market price at the dates of the agreements or at the dates of shares issued in accordance with the agreements, for total consideration of $596,233, of which $20,998 was recorded as prepaid expenses based on the terms of the agreements. The Company expensed $20,998 of these prepaid expenses during the six months ended May 31, 2010.

During the fiscal year ended November 30, 2009, the Company issued an aggregate of 218,319,102 shares of the Company’s common stock for consulting and other service fees, valued at the fair market price at the dates of the agreements or at the dates of shares issued, for total consideration of $3,158,697, of which $716,865 was recorded as prepaid expenses. The Company expensed $658,532 of these prepaid expenses during the six months ended May 31, 2010, and the balance of $58,333 remains in prepaid expenses at May 31, 2010.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 5 – Mineral Properties and Mineral Rights

The Company holds interests in four groups of mineral properties, Nolan, Ester Dome, Hammond and Eagle Creek, in Alaska, U.S.A. All of these properties are in the exploration stage and have no proven reserves as of May 31, 2010. The Nolan property has a probable reserve; however, a more extensive feasibility study is required to ascertain if such probable reserve can be classified as a proven reserve.

Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company, retroactively effective to June 1, 2004, has capitalized the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees. Since the Company has no proven reserves on its properties as of May 31, 2010, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment in accordance with EITF 04-02 and has not recognized any impairment. A summary of such capitalized direct costs for the six months ended May 31, 2010 and for the fiscal year ended November 30, 2009 is as follows:

Capitalized Mineral Rights:	Nolan	Ester Dome	Hammond	Eagle Creek	Total
	(a)	(b)	(c)	(d)
Balance as of November 30, 2008	$658,319	$31,722	$437,500	$70,050	$1,197,591
Additions during the year:
Claim fees paid during the year	85,540	8,980	8,400	13,090	116,010
Royalty payment	-	-	-	5,000	5,000
Accrued royalty payment	-	-	80,000	-	80,000
Balance as of November 30, 2009	743,859	40,702	525,900	88,140	1,398,601
Additions during the period:
Accrued royalty payment	-	-	80,000	-	80,000
Balance as of May 31, 2010	$743,859	$40,702	$605,900	$88,140	$1,478,601

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
as of May 31, 2010 (Unaudited)
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

c) Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. The Company has leased this property from Alaska Mining Company, Inc. (“Alminco”) since December 14, 1994 and is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. As of May 31, 2010, the capitalized mineral rights of $605,900 (November 30, 2009: $525,900) for the Hammond property includes royalty accruals totalling $550,000 (November 30, 2009: $470,000) that are unpaid, and are included in mineral claims payable on the accompanying consolidated balance sheets. During the six months ended May 31, 2010, the Company accrued $80,000 in payable royalties. During the fiscal year ended November 30, 2009, the Company paid $8,400 in federal claim fees to BLM.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 6 – Property, Plant and Equipment

Property, plant and equipment primarily include capital expenditure associated with the Company’s Vancouver office, and mining equipment and camp facilities at the Nolan Gold Project in Alaska. In accordance with FASB ASC 360-10, “Impairment or Disposal of Long-Lived Assets”, the Company recorded an impairment, as of November 30, 2009, of $12,254 against Nolan mining equipment. Depreciation expenses for the six months ended May 31, 2010 was $96,804 (2009: $116,902).

A summary of the Company’s property, plant and equipment for the six months ended as of May 31, 2010 is as follows:

		May 31, 2010
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$235,434	$362,123
Computer equipment and software	137,346	131,080	6,266
Furniture and fittings	394,358	390,355	4,003

Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	26,468	21,655
Nolan mining equipment	1,017,987	542,909	475,078
Auto and trucks	19,193	7,357	11,836
Capital assets in construction	24,245	-	24,245

	$2,301,809	$1,396,603	$905,206

A summary of the Company’s property, plant and equipment for the fiscal year ended as of November 30, 2009 is as follows:

		November 30, 2009
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$192,832	$404,725
Computer equipment and software	137,346	123,232	14,114
Furniture and fittings	394,358	390,075	4,283
Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	21,655	26,468
Nolan mining equipment	1,017,987	503,568	514,419
Auto and trucks	19,193	5,438	13,755
Capital assets in construction	24,245	-	24,245

	$2,301,809	$1,299,800	$1,002,009

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 7 – Promissory Note

In February 2010, the Company received $50,000 from an investor and issued a promissory note dated as of March 1, 2010. The unpaid principal balance of the note bears interest at a rate equal to twelve percent (12%) per annum if repaid by the Company within ninety (90) days from the date of the note, or eighteen percent (18%) per annum if repaid at any time thereafter. The note matures on September 1, 2010. The Company accrued interest of $1,500 during the six months ended May 31, 2010.

Note 8 – Convertible Debt Instruments

a) Convertible Notes Issued in Fiscal Year 2010

i)

On January 22, 2010, the Company entered into a Note Purchase Agreement (the “Agreement”) with St. George Investments, LLC (“St. George”). Pursuant to the terms of the Agreement, the Company issued and sold a convertible promissory note, dated January 22, 2010 (the “Note”) to St. George for the purchase price of $80,000 with a maturity date of March 15, 2010. An origination fee of $5,000 was paid by the Company to St. George from the proceeds of the sale of the Note and $4,000 of issuance costs was added to the principal balance of the note pursuant to the Agreement. The Company failed to repay the Note on March 15, 2010. On May 12, 2010, $20,000 of the Note was converted into 8,333,333 shares of the Company’s common stock. The remaining outstanding principal of $64,000 is in default. The Company and St. George are renegotiating the terms of the Agreement.

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

The Company separately accounts for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. The present value of a non-convertible note of $84,000 at the issuance date would be valued at $83,056 using the effective interest rate of 8.25%. Accordingly, the Company recorded $66,944 of the liability components of the convertible note as of the date of issuance and the excess proceeds of $8,056 received over the fair value of the debt at the date of issuance were attributed to the conversion feature of the convertible note and accordingly has been included in additional paid-in capital on the consolidated balance sheets. During the six months ended May 31, 2010, the Company amortized the resulting discount of $17,056 as an increase to financing cost expense which increased the carrying value to $64,000 at May 31, 2010.

ii)

On April 28, 2010, the Company entered into a Secured Convertible Note Agreement (the "Note Agreement") with Bodie Investment Group, Inc. Pursuant to the terms of the Note Agreement, the Company sold and issued a convertible note in the sum of $50,000 with a maturity date of April 28, 2011. An origination fee of $5,000 was paid by the Company to the Note holder from the proceeds of the sale of the Note. The Note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.003 or 70% of the average of the three lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date.

The Company issued 13,000,000 shares of the Company’s common stock to the Note holder as compensation costs. Such shares were valued at $61,100 using the closing price of the Company’s common stock on April 27, 2009 and were recorded as financing costs.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 8 – Convertible Debt Instruments (Continued)

The Company separately accounts for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. The present value of a non-convertible note of $50,000 at the issuance date would be valued at $46,189 using the effective interest rate of 8.25% . Accordingly, the Company recorded $41,189 of the liability components of the convertible note as of the date of issuance and the excess proceeds of $8,811 received over the fair value of the debt at the date of issuance were attributed to the conversion feature of the convertible note and accordingly has been included in additional paid-in capital on the consolidated balance sheets. During the six months ended May 31, 2010, the Company recorded amortization of the resulting discount of $797 as an increase to financing cost expense, and will amortize the remaining discount of $8,014 over the expected life of the debt. At May 31, 2010, the carrying value of the Note was $41,987.

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

The present value of a non-convertible note at the issuance date would be valued at $69,284 using the effective interest rate of 8.25% . Accordingly, the Company recorded $69,284 of the liability components of the convertible note as of the date of issuance and the excess proceeds of $5,716 received over the fair value of the debt at the date of issuance were attributed to the conversion feature of the convertible note and accordingly has been included in additional paid-in capital on the consolidated balance sheets. The Company amortized the resulting discount of $476 as an increase to financing cost expenses during the fiscal year ended November 30, 2009 and $2,856 as an increase to interest expenses during the six months ended May 31, 2010, and will amortize the remaining discount of $2,384 over the expected life of the debt. At May 31, 2010, the carrying value of the Note was $72,616.

Note 9 – Asset Retirement Obligations

Asset retirement obligations relate to the closure and reclamation of the Grant Mill Tailings Pond and the Mill complex, and to the reclamation work associated with the Nolan Gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and revegetating the disturbed areas. The Company has no assets legally restricted for purposes of settling asset retirement obligations. A summary of assets retirement obligation for the six months ended May 31, 2010 and the fiscal year ended November 30, 2009 is as follows:

	Grant	Nolan
	Mine	Project	Total
Balance, November 30, 2008	$364,651	$172,607	$537,258
Accretion expense	18,233	8,630	26,863
Liabilities settled	(14,000)	(4,258)	(18,258)
Reclamation bond refunded	-	(5,456)	(5,456)
Balance, November 30, 2009	368,884	171,523	540,407
Accretion expense	9,222	4,288	13,510
Balance, May 31, 2010	$378,106	$175,811	$553,917

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
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

The Company believes that the estimated fair value of the cost of reclamation at this time will approximate the accrued obligations plus 5% accretion expense per annum until reclaimed. During the six months ended May 31, 2010, the Company recorded $9,222 accretion expense. During the fiscal year ended November 30, 2009, the Company recorded $18,233 accretion expense, paid $1,511 to the State of Alaska regulatory agencies and spent another $12,489 on the Grant Mine closure.

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

The Company was bonded for 48.5 acres before the start of 2008 and 27.5 acres were reclaimed at Nolan Creek in 2008. During the fiscal year ended November 30, 2009, the Company received refunds of $5,456 from the reclamation bond deposited for these reclaimed 27.5 acres. As of May 31, 2010 and November 30, 2009, the Company is obligated to reclaim 21 acres at Nolan Creek. These 21 acres are areas essential for the Company’s operations and consist of the camp area, equipment storage area, processing area, explosives storage area, and the portal area, as well as the roads and core storage area.

The Company believes that the remaining accrued obligations plus 5% accretion expense per annum until the remaining 21 acres are reclaimed is sufficient to cover the cost of reclamation. During the six months ended May 31, 2010, the Company recorded $4,288 accretion expense. During the fiscal year ended November 30, 2009, the Company recorded $8,630 accretion expense and spent $4,258 on reclamation at Nolan properties.

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
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 10 – Related Party Transactions (Continued)

(a) Service Agreements (Continued)

During the six months ended May 31, 2010, the Tri-Con Group’s services focused mainly on corporate planning; mining, drilling and engineering planning and preparation for production on the Company’s Nolan property; and administration services. During the period ended May 31, 2010, there were nominal exploration activities due to the Company’s cash flow constraints and consequently the Tri-Con Group waived the US $10,000 monthly fee for the six months ended May 31, 2010, and the CDN $10,000 monthly fee for the three months ended February 28, 2010 for a total of US $88,511. As of May 31, 2010, Silverado owed $1,001,884 (November 30, 2009: $1,064,046) to the Tri-Con Group for exploration and administration services performed on behalf of Silverado. The following is a summary of Tri-Con Group charges for the six months ended May 31, 2010 and 2009:

	Six Months Ended
	May 31, 2010	May 31, 2009
Exploration Services	$-	$669,179
Administration and management services	115,210	353,440
	$115,210	$1,022,619

Amount of total charges in excess of the Cost	$40,156	$291,180

Percentage of excess of the Cost charged over total amount billed	35.16%	28.5%

During the six months ended May 31, 2010, Tri-Con Group billed the Company CDN $ 9,375 (2009: CDN $35,325) plus 15% office overhead as the Cost plus markups for services performed on behalf of Silverado by a Tri-Con Group employee who is related to a director and chief executive officer of the Company.

(b) Consulting Agreement

Effective April 1, 2009, a consulting agreement was signed between the Company and a private company controlled by a former director of the Company who resigned on April 20, 2010. Pursuant to the agreement, the Company agreed to pay the private company CDN $7,500 plus GST per month for corporate planning, business development and investor relations services, as requested by the Company. During the six months ended May 31, 2010, the Company was billed CDN $45,000 plus GST by the private company controlled by the former director pursuant to the terms of the consulting agreement. During fiscal year 2009, the Company paid $64,644 (CDN $74,793, including GST) to the private company, and the Company also issued a total of 6,555,000 shares of its common stock to the former director for payment of an additional $57,029 owed to the private company under the consulting agreement. During the six months ended May 31, 2010, the Company issued a total of 7,735,248 shares of its common stock to the former director for payment of an additional $37,305 owed to the private company under the consulting agreement.

Note 11 – Common Stock

The authorized common stock of the Company consists of an unlimited number of common shares, without par value. The following is a summary of the Company’s issuances of common stock during the six months ended May 31, 2010:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

	Number of	Common
	Common	Stock -	Shares to be
	Shares	Amount	Issued

Balance, November 30, 2009	1,577,667,073	$100,883,269	$100,000
Shares Issued:
For Private Placements
December 31, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant) cancelled	(1,000,000)	(10,000)	-
January 04, 2010 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	1,500,000	15,000	(15,000)
January 04, 2010 @ $0.0035 per unit (1 unit = 1 share and 1 warrant)	25,785,715	90,250	(35,000)
January 26, 2010 @ $0.01 per unit (1 unit = 1 share and 1/2 warrant)	5,000,000	50,000	(50,000)
January 26, 2010 @ $0.0035 per unit (1 unit = 1 share and 1 warrant)	5,714,286	20,000	-
March 24, 2010 @ $0.0035 per share (1 unit = 1 share and 1 warrant)	32,376,337	113,317	-
April 8, 2010 @ $0.0035 per share (1 unit = 1 share and 1 warrant)	3,300,000	11,550	-
May 26, 2010 @ $0.0035 per share (1 unit = 1 share and 1 warrant)	930,500	3,257	-
	73,606,838	293,374	(100,000)
For Warrants
March 05, 2010 @ $0.003 per share	10,000,000	30,000	-
March 17, 2010 @ $0.003 per share	20,500,000	61,500	-
April 8, 2010 @ $0.003 per share	14,017,550	42,053	-
April 14, 2010 @ $0.003 per share	1,000,000	3,000	-
April 30, 2010 @ $0.003 per share	1,000,000	3,000	-
May 13, 2010 @ $0.003 per share	500,000	1,500	-
May 25, 2010 @ $0.003 per share	1,000,000	3,000	-
	48,017,550	144,053	-
For Consulting Fees
December 15, 2009 @ $0.007 per share	3,000,000	21,000	-
January 11, 2010 @ $0.00777838 per share	1,238,750	9,635	-
January 11, 2010 @ $0.008 per share	2,196,875	17,575	-
January 15, 2010 @ $0.007 per share	8,000,000	56,000	-
January 26, 2010 @ $0.0073 per share	5,000,000	36,500	-
January 29, 2010 @ $0.0073 per share	4,123,987	30,105	-
February 12, 2010 @ $0.0058 per share	1,759,724	10,206	-
April 21, 2010 @ $0.0049 per share	6,021,024	30,105	-
April 23, 2010 @ $0.0049 per share	30,000,000	147,000	-
	61,340,360	358,127	-
For Investor Relation and Shareholder Communication Services
December 17, 2009 @ $0.00888 per share	1,718,325	15,259	-
February 12, 2010 @ $0.0058 per share	2,664,310	15,453	-
	4,382,635	30,712	-
For Legal, Financing and Other Service Fees
January 26, 2010 @ $0.0076 per share	7,000,000	53,200	-
March 18, 2010 @ $0.0058 per share	5,474,757	31,753	-
April 16, 2010 @ $0.0049 per share	7,436,709	36,440	-
April 28, 2010 @ $0.0049 per share	2,467,392	11,350	-
April 28, 2010 @ $0.0047 per share	13,000,000	61,100	-
May 27, 2010 @ $0.0042 per share	3,226,130	13,550	-
	38,604,988	207,393	-
For Conversion of Debenture
May 12, 2010 @ $0.0024 per share	8,333,333	20,000	-
	8,333,333	20,000	-
Other stockholders' equity
Share Subscriptions Received for Private Placements	-	-	66,250
Share Subscriptions Received for Warrants Exercise	-	-	14,700
	-	-	80,950
Balance, May 31, 2010	1,811,952,777	$101,936,928	$80,950

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

The following is a summary of the Company’s issuances of common stock for the fiscal year ended November 30, 2009:

	Number of	Common
	Common	Stock -	Shares to be
	Shares	Amount	Issued
Balance, November 30, 2008	977,437,101	$94,718,072	$-
Shares Issued:
For Private Placements
December 31, 2008 @ $0.00383 per share	18,260,870	70,000	-
February 25, 2009 @ $0.004 per share	19,250,000	77,000	-
March 27, 2009 @ $0.0025 per share	38,000,000	95,000	-
May 06, 2009 @ $0.01 per share	25,000,000	250,000	-
May 14, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	3,000,000	30,000	-
May 15, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	1,000,000	10,000	-
June 02, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	500,000	5,000	-
June 03, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	2,000,000	20,000	-
June 12, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	4,900,000	49,000	-
June 12, 2009 @ $0.01 per unit (1 unit = 1 share and 1/2 warrant)	10,000,000	100,000	-
June 16, 2009 @ $0.01 per share	9,500,000	95,000	-
June 22, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	1,500,000	15,000	-
July 03, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	1,000,000	10,000	-
July 03, 2009 @ $0.01 per share (1 unit = 1 share and 1/2 warrant)	9,000,000	90,000	-
July 22, 2009 @ $0.01 per share	13,500,000	135,000	-
July 27, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	4,000,000	40,000	-
August 12, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	2,000,000	20,000	-
August 17, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	2,500,000	25,000	-
August 27, 2009 @ $0.01 per unit (1 unit = 1 share and 1/2 warrant)	23,500,000	235,000	-
August 27, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	1,000,000	10,000	-
August 28, 2009 @ $0.01 per share	5,000,000	50,000	-
August 28, 2009 @ $0.01 per unit (1 unit = 1 share and 1/2 warrant)	2,000,000	20,000	-
September 18, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	2,000,000	20,000	-
September 29, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	20,000,000	200,000	-
September 29, 2009 @ $0.01 per unit (1 unit = 1 share and 1/2 warrant)	12,500,000	125,000	-
October 06, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	4,500,000	45,000	-
November 03, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	5,000,000	50,000	-
November 09, 2009 @ $0.005 per share	40,000,000	200,000	-
November 18, 2009 @ $0.01 per unit (1 unit = 1 share and 1 warrant)	1,500,000	15,000	-
	281,910,870	2,106,000	-
For Consulting Fees and Other Expenses
January 28, 2009 @ $0.0125 per share	1,000,000	12,500	-
January 29, 2009 @ $0.0125 per share	25,000,000	312,500	-
January 29, 2009 @ $0.03 per share	25,000,000	750,000	-
February 12, 2009 @ $0.0085 per share	6,000,000	51,000	-
February 12, 2009 @ $0.01 per share	2,000,000	20,000	-
February 13, 2009 @ $0.0087 per share	15,000,000	130,500	-
February 13, 2009 @ $0.00333 per share	3,109,800	10,356	-
March 27, 2009 @ $0.0125 per share	20,000,000	250,000	-
March 27, 2009 @ $0.0125 per share	9,000,000	112,500	-
April 13, 2009 @ $0.013 per share	15,000,000	195,000	-
June 03, 2009 @ $0.012 per share	30,000,000	360,000	-
August 18, 2009 @ $0.018 per share	5,000,000	90,000	-
August 21, 2009 @ $0.014 per share	20,000,000	280,000	-
October 29, 2009 @ $0.0154 per share	3,500,000	53,900	-

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

	Number of	Common
	Common	Stock -	Shares to be
	Shares	Amount	Issued
November 03, 2009 @ $0.018 per share	5,000,000	90,000	-
November 18, 2009 @ $0.0148 per share	5,000,000	74,000	-
November 23, 2009 @ $0.0118 per share	4,000,000	47,200	-
	193,609,800	2,839,456	-
For Investor Relation and Shareholder Communication Services
February 13, 2009 @ $0.0051 per share	6,555,000	33,431	-
March 27, 2009 @ $0.00644 per share	2,112,069	13,602	-
May 15, 2009 @ $0.0122 per share	357,965	4,367	-
June 03, 2009 @ $0.01063 per share	505,927	5,378	-
July 03, 2009 @ $0.01504 per share	376,430	5,662	-
July 31, 2009 @ $0.01478 per share	353,379	5,223	-
August 27, 2009 @ $0.016965 per share	342,343	5,808	-
October 06, 2009 @ $0.0175 per share	333,618	5,838	-
October 20, 2009 @ $0.01733 per share	345,493	5,987	-
November 24, 2009 @ $0.01392 per share	427,078	5,945	-
	11,709,302	91,241	-
For Commitment, Legal and Financing Fees
May 06, 2009 @ $0.0096 per share	100,000,000	960,000	-
October 20, 2009 @ $0.0185 per share	8,000,000	148,000	-
November 04, 2009 @ $0.016 per share	5,000,000	80,000	-
	113,000,000	1,188,000	-
Share Subscriptions Received	-	-	100,000

Share Issue Costs	-	(59,500)	-

Balance, November 30, 2009	1,577,667,073	$100,883,269	$100,000

a) Private Placements

For the six months ended May 31, 2010

During the six months ended May 31, 2010, the Company completed a private placement resulting in the issuance of 1,500,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company received gross proceeds of $15,000 from such private placement. In December 2009, a subscription agreement related to 1,000,000 units at $0.01 per unit was cancelled and issued units were returned and cancelled accordingly.

During the six months ended May 31, 2010, the Company completed a private placement resulting in the issuance of 5,000,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for one share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company received proceeds of $50,000 from such private placement.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

a) Private Placements (Continued)

During the six months ended May 31, 2010, the Company also completed private placements resulting in the issuance of an aggregate of 68,106,838 units at $0.0035 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.01 within the one year period commencing from the date of the subscription agreement. The Company received gross proceeds of $238,374 from such private placements.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

a) Private Placements (Continued)

As of November 30, 2009, the Company received $65,000 for the sale of an aggregate of 6,500,000 common shares and 4,000,000 common stock purchase warrants. Each common stock purchase warrant is exercisable for an additional share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company also received $35,000 for the sale of an aggregate of 10,000,000 units at a price of $0.0035 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable at a per share exercise price of $0.01 for the purchase of one share of common stock within the one year period commencing from the subscription agreement. These private placements were not completed as of November 30, 2009, as shares had not been issued as of such date, but the purchase price received has been reflected as subscriptions received in stockholders’ equity in the accompanying balance sheet. The Company completed such private placements during the six months ended May 31, 2010.

b) Common Stock Issued under Equity Compensation Plans

A summary of common stock issued under equity compensation plans (See Note 12(a) – Equity Compensation Plans, below) for the six months ended May 31, 2010 and the fiscal year ended November 30, 2009 is as follows:

	May 31, 2010		November 30, 2009
	Number of	Value of	Number of	Value of
	Shares	Shares	Shares	Shares
Shares issued for consulting fees:
Recorded as consulting fees	60,034,964	$348,794	152,109,362	$2,230,816
Recorded as prepaid expenses	1,305,396	9,333	41,500,438	608,640
Subtotal:	61,340,360	358,127	193,609,800	2,839,456
Shares issued for legal and other fees:
Recorded as legal and other fees	25,604,988	146,294	2,150,000	39,775
Recorded as prepaid expenses	-	-	5,850,000	108,225
Subtotal:	25,604,988	146,294	8,000,000	148,000
Shares issued for investor relations and
shareholders communication services
Recorded as investor relations fees	2,718,027	19,047	11,709,302	91,241
Recorded as prepaid expenses	1,664,608	11,665	-	-
Subtotal:	4,382,635	30,712	11,709,302	91,241
Total shares issued under equity compensation plans	91,327,983	$535,133	213,319,102	$3,078,697

For the six months ended May 31, 2010

Pursuant to several agreements for corporate planning, business development and strategies, legal services and media solutions services, the Company issued an aggregate of 91,327,983 shares of the Company’s unrestricted free trading common stock during the six months ended May 31, 2010, valued at the fair market price at the dates of agreements or at the dates of shares issued, for total consideration of $535,133. These shares were issued under the Company’s Equity Compensation Plans (See Note 12(a) – Equity Compensation Plans, below).

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

b) Common Stock Issued under Equity Compensation Plans (Continued)

For the fiscal year ended November 30, 2009

During the fiscal year ended November 30, 2009, the Company entered into several agreements for corporate planning, business development and strategies, legal services and media solutions services. Pursuant to these agreements, the Company issued an aggregate of 188,609,800 shares of the Company’s unrestricted free trading common stock and 5,000,000 shares of the Company’s restricted common stock, valued at the fair market price at the dates of agreements, for total consideration of $2,839,456. Of this amount $2,230,816 was recorded as consulting fees and $608,640 was recorded as prepaid expenses. These shares were issued under the Company’s Equity Compensation Plans. $550,307 of such prepaid consulting fees was expensed during the six months ended May 31, 2010.

In addition, during the fiscal year ended November 30, 2009, the Company entered into consulting agreements for investor relations and shareholder communication services. Pursuant to these agreements, the Company issued an aggregate of 11,709,302 shares of the Company’s unrestricted free trading common stock for total consideration of $91,241 which was recorded as reporting and investor relations expenses. The Company also issued 8,000,000 shares of the Company’s unrestricted free trading common stock to an attorney as retainer. Such shares were valued at the fair market price at the date of the engagement agreement, for total consideration of $148,000, of which $108,225 was recorded as prepaid expenses and $39,775 was recorded as legal fees. Such prepaid legal fees were expensed during the six months ended May 31, 2010.

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

d) Common Stock Issued as Financing Expenses

In April 2010, the Company issued 13,000,000 shares of the Company’s common stock to a convertible note holder as compensation costs. Such shares were valued at $61,100 using the market closing price one day before the convertible note issuance date and recorded as financing expenses (See Note 8(a) – Convertible Note Issued in Fiscal Year 2010, above).

In November 2009, the Company issued 5,000,000 shares of the Company’s common stock to a convertible note holder as compensation and issuance costs reimbursement. Such shares were valued at $80,000 using the market closing price one day before the convertible note issuance date and recorded as financing expenses (See Note 8(b) –Convertible Note Issued in Fiscal Year 2009, above).

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
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

On December 11, 2009, the Company adopted the 2009-III Equity Compensation Plan (the “2009-III Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the 2009-III Plan may not exceed 120,000,000 in aggregate. On December 16, 2009, the Company filed a registration statement on Form S-8 to register all 120,000,000 of such shares. During the six months ended May 31, 2010, the Company issued an aggregate of 91,327,983 shares of the Company’s common stock under the 2009-III Company’s Equity Compensation Plans in payment of consulting and other services. Such shares were valued at the fair market price on the effective dates of the consulting agreements or based on share price terms in the agreements.

During the fiscal year ended November 30, 2009, the Company issued an aggregate of 213,319,102 shares of the Company’s common stock under the Company’s Equity Compensation Plans in payment of consulting and other services. Such shares were valued at the fair market price on the effective dates of the consulting agreements or based on share price terms in the agreements.

A summary of common stock issued under equity compensation plans during the six months ended May 31, 2010 and the fiscal year ended November 30, 2009 is disclosed in Note 11(b) – Common Stock Issued under Equity Compensation Plans, above.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 12 – Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants (Continued)

a) Equity Compensation Plans and Stock Options (Continued)

Stock Options

There were no stock options granted and valued during the six months ended May 31, 2010 and the fiscal year ended November 30, 2009. A summary of the change in outstanding and exercisable stock options for the six months ended May 31, 2010 and the fiscal year ended November 30, 2009 is as follows:

			Weighted
	Outstanding and	Weighted	Average
	Exercisable	Average	Remaining
	Options	Exercise Price	Contractual Life
Balance, November 30, 2008	70,400,000	$0.056	3.47 years
Options cancelled or expired	(22,200,000)	0.055

Balance, November 30, 2009	48,200,000	0.056	2.72 years
Options cancelled or expired	-	-
Balance, May 31, 2010	48,200,000	$0.056	2.22 years

The balance of outstanding and exercisable common stock options as at May 31, 2010 is as follows:

Number of Options		Remaining
Outstanding and	Exercise	Contractual Life
Exercisable	Price	(Years)

2,600,000	$0.05	0.61
1,500,000	$0.05	1.08
7,500,000	$0.05	1.11
22,300,000	$0.05	2.60
14,300,000	$0.07	2.62
48,200,000

Fair Value Determination

There were no stock options granted during the six months ended May 31, 2010 and the fiscal year ended November 30, 2009. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options when the options are granted. Expected volatility is based on historical volatility. Because trading tends to be thin, in relation to the total shares outstanding, average weekly stock prices were used to calculate volatility. Management believes that the annualized weekly average of volatility is the best measure of expected volatility. U.S. Treasury constant maturity rates were utilized with maturities most closely approximating the expected term of the option. The expected term of the options was calculated using the alternative simplified method, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 12 – Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants (Continued)

b) Common Stock Purchase Warrants

During the six months ended May 31, 2010, 1,000,000 of the Company’s outstanding common stock purchase warrants, exercisable at a per share exercise price of $0.02, was cancelled and 2,000,000 of the Company’s outstanding common stock purchase warrants, exercisable at a per share exercise price of $0.02, expired . The Company issued 72,106,838 common stock purchase warrants upon the completion of private placements during the six months ended May 31, 2010. 4,500,000 of such issued common stock purchase warrants are exercisable at a per share exercise price of $0.02 and 67,606,838 of such issued common stock purchase warrants are exercisable at a per share exercise price of $0.01, within the one year period commencing from the date of the subscription agreement. Each common stock purchase warrant issued during the period is exercisable for one share of common stock. There was no value assigned to these warrants when they were issued.

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

During the six month period ended May 31, 2010, the Company reduced the exercise price of 31,400,000 of its common stock purchase warrants from $0.02 to $0.003 per common share and 19,517,550 of its common stock purchase warrants from $0.01 to $0.003 per common share.

The common stock purchase warrants referenced above were issued upon the completion of private placements. There was no value assigned to these warrants when they were granted. The exercise price reduction incentivized the holders to exercise the warrants, which assisted the Company in meeting its working capital requirements. The Company received less proceeds from these exercised warrants due to the price reductions, but the Company believes these warrants would have been left to expire had the Company not effected the exercise price reductions. A summary of the change in common stock purchase warrants during the six months ended May 31, 2010 and the fiscal year ended November 30, 2009 is as follows:

			Weighted
		Weighted	Average
	Outstanding	Average	Remaining
	Warrants	Excercise Price	Contractual Life
Balance, November 30, 2008	40,349,230	$0.070	0.17 years
Warrants issued	84,900,000	0.020
Warrants expired	(40,349,230)	0.070
Balance, November 30, 2009	84,900,000	0.020	0.72 years
Warrants issued	72,106,838	0.011
Warrants exercised	(48,017,550)	0.003
Warrants cancelled or expired	(3,000,000)	0.020
Warrants price reduced	48,017,550	0.003
Warrants price reduced	(48,017,550)	0.016
Balance, May 31, 2010	105,989,288	$0.012	0.23 years

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 12 – Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants (Continued)

b) Common Stock Purchase Warrants (Continued)

The balance of outstanding and exercisable common stock purchase warrants as of May 31, 2010 is as follows:

		Remaining
Number of Warrants		Contractual Life
Outstanding	Exercise Price	(Years)
54,000,000	$0.020	0.01 - 0.63
48,089,288	$0.010	0.60 - 0.99
3,900,000	$0.003	0.01
105,989,288

Note 13 – Segment Disclosures

The Company operates in one reportable segment, located in United States, being the acquisition and exploration of mineral properties. The Company’s development of low-rank coal-water fuel, located in United States, is in its initial stages and is not a reportable segment. Segmented information has been compiled based on the geographic regions that the Company and its subsidiaries registered and performed exploration and administration activities. Assets by geographical segment as of the fiscal quarter ended May 31, 2010 and the fiscal year ended November 30, 2009 is as follows:

As of May 31, 2010	Canada	United States	Total
Current assets	$101,570	$22,840	$124,410
Mineral rights	-	1,478,601	1,478,601
Property, plant and equipment, net	372,392	532,814	905,206
Total assets, as of May 31, 2010	$473,962	$2,034,255	$2,508,217

As of November 30, 2009	Canada	United States	Total
Current assets	$720,088	$24,701	$744,789
Mineral rights	-	1,398,601	1,398,601
Property, plant and equipment, net	423,121	578,888	1,002,009
Total assets, as of November 30, 2009	$1,143,209	$2,002,190	$3,145,399

Loss by geographical segment for the six months ended May 31, 2010 and 2009 is as follows:

For the Six Months Ended May 31, 2010	Canada	United States	Total
Total comprehensive loss	$1,781,292	$392,956	$2,174,248

For the Six Months Ended May 31, 2009	Canada	United States	Total
Total comprehensive loss	$2,921,948	$1,382,292	$4,304,240

For the Three Months Ended May 31, 2010	Canada	United States	Total
Total comprehensive loss	$819,133	$217,938	$1,037,071

For the Three Months Ended May 31, 2009	Canada	United States	Total
Total comprehensive loss	$1,761,065	$982,621	$2,743,686

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 14 – Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the six months ended May 31, 2010 and 2009 is as follow:

	Six Months Ended May 31,
	2010	2009
Changes in non-cash financing and investing activities:
Common stock issued for consulting fees and other expenses	$514,134	$1,330,132
Common stock issued for prepaid consulting and other service fees	$20,998	$1,525,624
Common shares issued for subscriptions received	$100,000	$-
Conversion feature on convertible debenture	$11,867	$-
Mineral claims royalty payable changes at period-end for mineral rights	$80,000	$80,000

Other cash flow information:
Interest paid	$85,289	$4,173

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
as of May 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 15 – Commitments and Contingencies (Continued)

c) Office Lease

The Company entered into a seven year office lease agreement expiring in July 2014 for its Vancouver office when obliged to vacate its previous lease location at the expiry of the lease. The Company’s future minimum lease payments under this lease are as follows:

Fiscal year ending November 30, 2010	$61,841
Fiscal year ending November 30, 2011	123,682
Fiscal year ending November 30, 2012	125,268
Fiscal year ending November 30, 2013	128,439
Fiscal year ending November 30, 2014	85,626
$524,856

Note 16 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were made available for issuance. Below are the reportable events.

(a)

On June 1, 2010, the Company issued 2,000,000 shares of common stock upon the exercise of share purchase warrants at reduced exercise prices of $0.003 per common share, and on June 4, 2010, the Company issued 5,500,000 shares of common stock upon the exercise of share purchase warrants at reduced exercise prices of $0.00233 per common share. The Company received proceeds of $18,815 from common stock purchase warrant exercises.

(b)

On June 3, 2010, the Company adopted the 2010-I Equity Compensation Plan (the “2010-I Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the 2010-I Plan may not exceed 180,000,000 in aggregate. On June 9, 2010, the Company filed a registration statement on Form S-8 to register all 180,000,000 of such shares.

(c)	On June 14, 2010, the Company issued 7,788,162 shares of the Company’s restricted common stock upon conversion of $17,500 under a convertible note at a conversion price of $0.002247 per common share.

(d)

On June 15, 2010, the Company completed private placements resulting in the issuance of an aggregate of 30,946,667 units at $0.003 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.01 within the one year period commencing from the date of the subscription agreement. The Company received proceeds of $92,840 from such private placements.

(e)

On June 15, 2010, the Company sold and issued a convertible note in the sum of $75,000 with a maturity date of June 15, 2011. The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.003 or 70% of the average of the three lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date. The Company issued 20,000,000 shares of the Company’s common stock to the Note holder as compensation costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the operating results and financial position of Silverado Gold Mines Ltd. (“Silverado” or the “Company”) for the six months ended May 31, 2010. It should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the fiscal year ended November 30, 2009 and the interim unaudited consolidated financial statements for the six-month period ended May 31, 2010.

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

SUMMARY OF MINERAL EXPLORATION PROGRAM AND PLAN OF OPERATION

The Company holds interests in the following four groups of mineral properties in Alaska, U.S.A.:

1) Nolan property;

2) Hammond Property (Slisco Bench);

3) Eagle Creek Property; and

4) Ester Dome Property.

All of these properties are in the exploration stage and have no proven reserves as of May 31, 2010, with the exception of the Nolan property, which has a probable reserve but requires a more extensive feasibility study to ascertain if such probable reserve can be classified as a proven reserve.

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

Overall mineral exploration performance during the six month period ended May 31, 2010 and management’s plan of operations for each property are discussed below.

1. NOLAN GOLD AND ANTIMONY PROPERTY

The Company owns a 100 percent interest in numerous mining claims on the Nolan Creek Project. As of May 31, 2010, the Company’s Nolan Gold Project consist of 204 unpatented, federal placer mining claims covering approximately 4,080 acres in three non-contiguous groups, and 407 unpatented federal lode mining claims covering approximately 8,140 acres in one large contiguous group. Many of the 407 lode mining claims are superimposed over the placer mining claims.

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
-

Mineral Resources which are not mineral reserves do not have demonstrated economic viability. The estimate of mineral resources may be materially affected by environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues.

-	Rounding may result in some discrepancies.
-	No processing recovery factors have been applied to these resource figures.
-	The unit ton refers to short tons.
-	Cut-off grade is 4.0% Sb ‘equivalent’, which refers to the combined values of gold plus antimony expressed in terms of antimony alone.

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

The following table summarizes the inferred mineral resources for the gold and antimony deposit, effective January 7, 2010.

Resource Category	Deposit	Cut-off (% Sb)	Quantity (short tons)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Inferred	Pringle	4.0	12,817	19.61	2,513.8	0.499	6,390.4
Inferred	Workman’s	4.0	21,389	12.11	2,590.6	0.272	5,816.6
Inferred	Pringle + Workman’s	4.0	34,206	14.92	5,104.4	0.357	12,207. 0

Notes:
-	Mineral Resources which are not mineral reserves do not have demonstrated economic viability. The estimate of mineral resources may be materially affected by environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues.
-	Rounding may result in some discrepancies.
-	No processing recovery factors have been applied to these resource figures.
-	The unit ton refers to short tons.
-	Cut-off grade is 4.0% Sb ‘equivalent’, which refers to the combined values of gold plus antimony expressed in terms of antimony alone.

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

Considering the studies last fall and this spring of core drilled in 2009 on Pringle Bench disclosing continual antimony and more significantly the discovery in drill core of high grade drill core assays (+1 to +6 oz gold) along with the continued encountering of wide sections of quartz carbonate stock work veins surrounding the main vein with widths of up to 60 feet showing native gold and stibnite (antimony sulfide); the Company has determined it could accomplish its metallurgical work on both the Pringle and SW Workman’s Bench areas by taking a split of the large HQ2 diamond drill core and creating bulk samples from select zones as identified geologic core by logging and the work performed on these bulk samples would suffice for metallurgical information rather than samples taken directly from underground. This is possible due largely to the continuity of the mineralized vein from one hole to another and to the competency of the country rock around the main vein and between veins in the area of the mineralized quartz carbonate stockwork.

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

In addition to the drill program, the Company has been aggressively seeking permits and also compiling various studies by numerous contractors to meet application requirements for ongoing permits. In order for the project to advance to the development stage at Nolan, the permitting process involves various characterization studies. Some of these studies are seasonally dependent and some require time periods that can delay the permitting process. The baseline water quality sampling which began in June of 2008, was halted due to freezing temperatures during October of 2008, and was continued in early June of 2009. The last baseline water sample for 2009 was collected in late September, and the sampling is continuing

On May 14, 2010 the United States Army Corps of Engineers issued a five year permit from that date. The permit allows the Company to conduct Hard Rock Exploration to include diamond core drilling at the Nolan Creek Mine.

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

3.	Baseline characterization studies for permitting purposes.
4.	Acid and Base Accounting (ABA) for potential acid drainage issues.
5.	Procurement of equipment and infrastructure upgrades needed for the underground extraction of a 1,000 cubic yard bulk sample.
6.	Development of additional road infrastructure along the northern extension of the Solomon Shear Zone (Hillside Prospect) that has not been drilled by a diamond core drill to date.
7.	Possible underground extraction of a bulk sample of antimony and gold ore for additional processing studies and assays.

We will be seeking to raise up to approximately $50,000,000 to continue our exploration and permitting, while continuing and beginning mining development activities on the Nolan Gold Project. The actual amount that we spend on these projects will depend on the actual amount of funds that we are able to raise. We are presently seeking to obtain sufficient financing to enable us to proceed with these plans.

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

LIQUIDITY AND CAPITAL RESOURCES

Our current ratio (current assets divided by current liabilities) as of May 31, 2010 was 0.05 as compared to 0.37 as of November 30, 2009. This ratio is commonly used as a measure of a company’s liquidity. We look at actual dollars in analyzing our liquidity. Since the Company’s cash inflow has been generated mainly from sales of shares of the Company’s common stock, gold sale proceeds earned during the exploration stage, debentures and loans, it will be very difficult for the Company to meet the current and anticipated obligations without raising additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we will not be able to fully implement our business plan or sustain ongoing operations.

As of May 31, 2010, the Company had a working capital deficit of $2,289,000 as compared to a working capital deficit of $1,272,000 as of November 30, 2009. The Company had $34,298 cash on hand as of May 31, 2010 as compared to no cash and cash equivalents on hand as of November 30, 2009. The Company’s total assets for such periods were $2,508,000 (November 30, 2009: $3,145,000) and the total current assets were $124,000 (November 30, 2009: $745,000).

As of May 31, 2010, the Company’s current assets consist of $34,298 (November 30, 2009: $Nil) in cash, $6,316 (November 30, 2009: $6,316) in gold inventory and $83,796 (November 30, 2009: $738,473) in prepaid and other receivables. Included in prepaid and other receivables were non-cash prepaid consulting and other fees of $58,333 (November 30, 2009: $716,865) paid through issuances of the Company’s common stock under the Company’s equity compensation plans.

The majority of the Company’s assets are long-term or non-cash in nature and thus considered being of lower liquidity.

The Company’s mineral rights were valued at $1,479,000 as of May 31, 2010 as compared to $1,399,000 as of November 30, 2009, an increase of $80,000 or 6%. The increase in the value of our mineral rights this past six months is directly attributable to $80,000 in an accrued royalty payment. The net book value of our fixed assets was $905,000 as of May 31, 2010 as compared to $1,002,000 as of November 30, 2009, a decrease of approximately $97,000 or 10%. The decrease in the net book value of our fixed assets was due to depreciation.

The current liabilities as of May 31, 2010 totaled $2,414,000 as compared to $2,017,000 as of November 30, 2009, an increase of approximately $397,000 or 20%. Included in current liabilities are $1,002,000 (November 30, 2009: $1,064,000) due to related parties, which has been classified as financing activities in the Company’s cash flow statements, and $1,183,000 (November 30, 2009: $883,000) of accounts payable and accrued liabilities.

The Company has not yet generated revenues since recommencement of the exploration stage on December 1, 2001 and our cash was primarily generated from the sale of our securities. During the six months ended May 31, 2010, the Company raised $337,427 of net proceeds through completed private placements and received $80,950 through uncompleted private placement subscriptions and warrants exercise. During the fiscal year ended November 30, 2009, the Company raised $2,047,000 of net proceeds through completed private placements and received $100,000 through uncompleted private placement subscriptions. In addition, the Company received $237,000 as a result of mining equipment disposals and $52,000 as a result of gold inventory sales during the fiscal year ended November 30, 2009.

During the six months ended May 31, 2010, the Company spent $286,000 (2009: $305,000) on the mineral exploration program. In addition, the Company has spent $1,733,000 (2009: $3,105,000) on other operating activities. The Company has been reviewing its budgets for its current business needs and its further exploration and early stage production at its Nolan Creek property in Alaska. Our plan of mining operations in Alaska anticipates that we will need to raise and expend approximately $10,560,000 during fiscal year 2010. We will also need to raise and spend approximately $3,000,000 on general and administrative costs during fiscal year 2010.

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

SEGMENT INFORMATION

The Company operates in one reportable segment, located in United States, being the acquisition and exploration of mineral properties. The Company’s development of low-rank coal-water fuel, located in United States, is in its initial stages and is not a reportable segment. Segmented information has been compiled based on the geographic regions that the Company and its subsidiaries registered and performed exploration and administration activities. A summary of financial information by geographical areas is disclosed in footnote 13 of the Company’s interim consolidated financial statements for the fiscal quarter ended May 31, 2010 (Item 1, above).

RESULTS OF OPERATIONS – Six months ended May 31, 2010 and 2009

The Company has not generated revenues since recommencement of the exploration stage from December 1, 2001 to May 31, 2010. For the six months ended May 31, 2010, we reported a net loss of $2,174,000, or $0.001 per share, compared to a net loss of $4,304,000, or $0.004 per share for the same period ended May 31, 2009, a decrease of approximately 49%.

The major decreases in six months ended May 31, 2010, as compared to the same period in 2009, were the Company’s exploration expenses by $19,000, its related party charges in excess of cost by $251,000, management service fees by $362,000, consulting fees by $788,000, and transfer agent and filing fees by $29,000. These decreases were mainly due to cash limitations and the development of a restructuring plan that the Company is working on to fund its exploration and development activities.

The major increases included in the net loss for six months ended May 31, 2010, as compared to the same period in 2009, were increases of $79,000 for legal and other professional fees and $104,000 for interest expenses. Such increases were mainly due to cash constraints and the increased legal and other profession requirements related to the Company’s efforts relating to restructuring, equity financing, development and expansion.

RESULTS OF OPERATIONS – Three months ended May 31, 2010 and 2009

The Company has not generated revenues since recommencement of the exploration stage from December 1, 2001 to May 31, 2010. For the three months ended May 31, 2010, we reported a net loss of $1,037,000, or $0.001 per share, compared to a net loss of $2,744,000, or $0.003 per share for the same period ended May 31, 2009, a decrease of approximately 62%.

The major decreases in three months ended May 31, 2010, as compared to the same period in 2009, were the Company’s related party charges in excess of cost by $111,000, management service fees by $177,000, consulting fees by $613,000, and reporting and investor relations by $33,000. These decreases were mainly due to cash limitations and the development of a restructuring plan that the Company is working on to fund its exploration and development activities.

The major increases included in the net loss for three months ended May 31, 2010, as compared to the same period in 2009, were increases of $13,000 for exploration expenses, $74,000 for office expenses and $88,000 for interest expenses. Such increases were mainly due to the increased requirements related to the Company’s efforts relating to restructuring, equity financing, development and expansion.

RELATED PARTY TRANSACTIONS

The details of related party transactions are disclosed in footnote 10 of the Company’s interim unaudited consolidated financial statements for the fiscal quarter ended May 31, 2010 (Item 1, above).

CRITICAL ACCOUNTING POLICIES

The details of our critical accounting policies are disclosed in footnote 2 of the Company’s interim unaudited consolidated financial statements for the fiscal quarter ended May 31, 2010 (Item 1, above).

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

INFLATION

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, Silverado is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of May 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Garry L. Anselmo and our Chief Financial Officer Donald Balletto. Based upon that evaluation, it was concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During the six months ended May 31, 2010, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.6	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.7	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.8	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.9	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.10	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.11	2006 Stock Option Plan (10)
10.12	2006-II Stock Option Plan (11)
10.13	2007 Stock Option Plan (12)
10.14	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (14)
10.15	2007-1 Equity Compensation Plan (13)
10.16	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007 (15)
10.17	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, and James F. Dixon, each dated October 27, 2008 (16)
10.18	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, Donald G. Balletto, Robert M. Dynes and John Mackay, each dated December 23, 2009 (17)
10.19	2009 Equity Compensation Plan (18)
10.20	2009-II Equity Compensation Plan (19)
10.21	Equity Line of Credit Agreement between the Company and Ashborne Finance Ltd. (20)
10.22	Consulting Agreement between the Company and 1315781 Ontario Inc. (21)
10.23	Note Purchase Agreement between the Company and St. George Investments, LLC. (22)
10.24	2009-III Equity Compensation Plan (23)
10.25	2010-I Equity Compensation Plan (24)
14.1	Code of Ethics (9)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.

(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on September 7, 2007.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2008.
(16)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on October 29, 2008.
(17)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 23, 2009.
(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on January 29, 2009.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on June 1, 2009.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 12, 2009.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 15, 2009.
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2010.
(23)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on December 16, 2009.
(24)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on June 9, 2010.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: July 15, 2010	/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer)

DATE: July 15, 2010	/s/ Donald Balletto
Donald Balletto
Chief Financial Officer
(Principal Financial Officer)