Form 10-Q
period 2010-08-31
SILVERADO GOLD MINES LTD
filed 2010-10-20
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2010

or

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
2,245,357,531 common shares, no par value, outstanding as of October 12, 2010.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)

INDEX

Quarterly Period Ended August 31, 2010

			Page
PART I	FINANCIAL INFORMATION

	ITEM 1	FINANCIAL STATEMENTS

		Consolidated Balance Sheets as of August 31, 2010 (unaudited) and November 30, 2009 (audited)	3

		Consolidated Statements of Operations and Other Comprehensive Loss for the three months and nine months ended August 31, 2010 and 2009, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through August 31, 2010 (unaudited)	4

		Consolidated Statements of Cash Flows for the nine months ended August 31, 2010 and 2009, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through August 31, 2010 (unaudited)	5

		Notes to the Consolidated Financial Statements as of August 31, 2010 (unaudited)	6-26

	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27-39

	ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

	ITEM 4	CONTROLS AND PROCEDURES	39

PART II	OTHER INFORMATION

	ITEM 1	LEGAL PROCEEDINGS	41

	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	41

	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	41

	ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	41

	ITEM 5	OTHER INFORMATION	41

	ITEM 6	EXHIBITS	42-43

SIGNATURES			44

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	August 31, 2010	November 30, 2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$17,655	$-
Gold inventory	6,316	6,316
Prepaid and other receivables	86,457	738,473
Total Current Assets	110,428	744,789
Mineral rights	1,577,681	1,398,601
Property, plant and equipment, net	859,838	1,002,009
TOTAL ASSETS	$2,547,947	$3,145,399

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,163,811	$882,768
Due to related parties	946,915	1,064,046
Promissory note	54,500	-
Convertible debt instruments	268,674	69,760
Total Current Liabilities	2,433,900	2,016,574
Asset retirement obligation	558,261	540,407
Mineral claims royalty payable	550,000	470,000
Total Liabilities	3,542,161	3,026,981

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock
Authorized: unlimited common shares with no par value
Issued and outstanding: 2,114,975,373 common shares (2009: 1,577,667,073)	102,824,264	100,883,269
Additional paid-in capital	1,217,161	1,206,124
Shares to be issued	33,250	100,000
Accumulated deficit during exploration stage	(105,068,889)	(102,070,975)
Total Stockholders' (Deficit) Equity	(994,214)	118,418
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,547,947	$3,145,399

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)
(Stated In United States Dollars)

					Period Since
					Recommencement of
					Exploration Stage from
	Three Months Ended August 31,		Nine Months Ended August 31,		December 1, 2001 to
	2010	2009	2010	2009	August 31 2010
General and administrative expenses
Accounting and auditing	$29,492	$33,746	$48,082	$70,689	$883,204
Advertising, promotion and travel	221	16,547	15,643	39,286	3,026,246
Consulting fees	262,222	559,202	1,123,750	2,209,259	11,655,438
Depreciation, accretion and impairment	53,328	36,521	163,642	166,855	2,939,457
Exploration expenses	74,405	361,860	346,919	653,568	15,930,666
Financing activities	270,738	2,597	271,100	2,597	660,603
Legal and other professional fees	33,964	61,053	270,654	218,660	1,836,801
Management services	42,993	165,053	111,841	595,926	6,510,828
Office expenses	83,450	77,601	316,841	247,419	5,266,779
Related party charges in excess of costs incurred	(23,108)	(434,870)	17,048	(143,690)	4,928,136
Reporting and investor relations	34,252	100,426	165,233	269,367	1,508,584
Research	-	-	-	-	1,064,735
Transfer agent and filing fees	20,234	27,670	50,557	87,154	430,388
Write-off of mineral claim expenditures	-	-	-	-	1,159,529
Write-down of property, plant and equipment	-	-	-	-	329,679
Total expenses	882,191	1,007,406	2,901,310	4,417,090	58,131,073
Loss from operations	(882,191)	(1,007,406)	(2,901,310)	(4,417,090)	(58,131,073)
Gold income earned during the exploration stage
Gold sale proceeds earned during the exploration stage	-	-	-	52,450	3,714,310
Cost of gold sold	-	-	-	(43,790)	(3,250,373)
Gold inventory addition from gold extraction	-	-	-	-	3,248,056
Total gold income earned during the exploration stage	-	-	-	8,660	3,711,993
Other income (expenses)
Interest and other income	-	81	77	145	278,067
Interest expenses on capital lease obligations	-	-	-	-	(333,221)
Accrued interests on convertible and promissory debentures	(20,004)	-	(40,714)	-	(748,197)
Other interest expenses and bank charges	50,358	(2,439)	(39,280)	(9,537)	(111,489)
Commitment fees	-	-	-	(960,000)	(960,000)
Loss on disposal of property, plant and equipment	-	-	-	(173,921)	(279,529)
Forgiveness of convertible debentures and accrued interests	-	-	-	260,827	260,827
Total other income (expenses)	30,354	(2,358)	(79,917)	(882,486)	(1,893,542)
Net loss before cumulative effect of accounting change	(851,837)	(1,009,764)	(2,981,227)	(5,290,916)	(56,312,622)
Cumulative effect of accounting change	-	-	-	-	(99,481)
Net loss	(851,837)	(1,009,764)	(2,981,227)	(5,290,916)	(56,412,103)
Other comprehensive income (loss)
Gain (Loss) on foreign exchange	28,171	(49,842)	(16,687)	(72,930)	248,158
Net comprehensive loss for the period	$(823,666)	$(1,059,606)	$(2,997,914)	$(5,363,846)	$(56,163,945)
Net loss per share	$(0.0004)	$(0.0007)	$(0.0017)	$(0.0044)
Basic and diluted weighted average number of common shares outstanding	1,961,368,207	1,386,724,534	1,774,211,507	1,197,296,139

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

			Period Since
			Recommencement of
			Exploration Stage from
	Nine Months Ended August 31,		December 1, 2001 to
	2010	2009	August 31, 2010
CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN):
Operating activities:
Net comprehensive loss for the period	$(2,997,914)	$(5,363,846)	$(56,163,945)
Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
Cumulative effect of accounting change	-	-	99,481
Depreciation, amortization, accretion and impairment	163,642	166,855	2,939,457
Loss on disposal of property, plant and equipment	-	173,921	279,529
Stock-based compensation included in management fees	-	-	3,375,644
Stock issued for debenture	-	-	217,687
Non-cash consulting and other expenses resulting from share issuance	1,007,366	1,908,036	- 6,893,404
Non-cash prepaid consulting fees expensed during the period	716,865	333,500	1,050,365
Non-cash commitment fees resulting from share issuance	-	960,000	960,000
Non-cash financing expense	75,000	-	327,003
Finance costs accrued or incurred on convertible debentures	36,213	-	534,259
Accrued interest on promissory debentures	4,500	-	4,500
Forgiveness of convertible debentures and accrued interests	-	(260,827)	(260,827)
Write-off of mineral claim expenditures	-	-	1,159,529
Write-down of property, plant and equipment	-	-	329,679
Changes in non-cash operating assets and liabilities:
Gold inventory	-	43,790	2,317
Prepaid and other receivables	(10,139)	38,282	(28,872)
Accounts payable and accrued liabilities	281,043	342,713	666,905
Advances (to) from related party	(117,131)	(5,406)	655,603
Asset retirement obligation	(2,411)	18,046	8,685
Net cash used in operating activities	(842,966)	(1,644,936)	(36,949,597)

Investing activities:
Investment in mineral properties, net	(99,080)	(99,080)	(1,344,181)
Purchase of property, plant and equipment	(1,206)	(2,001)	(3,080,902)
Proceeds from sale of property, plant and equipment, net	-	222,509	825,299
Net cash (used in) provided by investing activities	(100,286)	121,428	(3,599,784)

Financing activities:
Repayment of loans payable	-	-	(110,728)
Repayment of capital lease obligation	-	-	(1,131,607)
Convertible debentures, net	251,000	-	326,000
Promissory note	50,000	-	50,000
Shares to be issued	33,250	70,000	33,250
Common stock issued for cash (net of share issue costs)	626,657	1,416,500	41,383,028
Net cash provided by financing activities	960,907	1,486,500	40,549,943

Increase (Decrease) in cash and cash equivalents	17,655	(37,008)	562

Cash and cash equivalents, at beginning of the period	-	50,991	17,093

Cash and cash equivalents, at end of the period	$17,655	$13,983	$17,655

Supplemental Cash Flow Information (Note 13)

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
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

The unaudited interim consolidated financial statements do not include all information and footnote disclosures required under GAAP. In management’s opinion, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position as of August 31, 2010, and the results of operations and cash flows for all periods presented, have been included. Readers of these financial statements should note that interim results for the periods presented are not necessarily indicative of the results that can be expected for the entire fiscal year as a whole.

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
as of August 31, 2010 (Unaudited)
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

e)        Gold Inventory

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
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

f)        Fair Value of Financial Instruments (Continued)

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

g)        Mineral Rights Payments and Exploration Costs

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

h)        Convertible Debt Instruments

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

i)        Asset Retirement Obligation

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
as of August 31, 2010 (Unaudited)
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

k)        Cash and Cash Equivalents

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

m)        Long Lived Asset Impairment

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

n)        Accounting for Stock-based Compensation

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

o)        Revenue Recognition

Proceeds from the sale of gold recoveries from test mining are recorded as other income earned during the exploration stage, retroactively effective from the period since recommencement of exploration stage from December 1, 2001.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (Continued)

p)        Income Taxes

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

q)        Reclassifications

Certain prior years’ comparative figures have been reclassified to conform to the financial statement presentation adopted for this year.

r)        Recent Accounting Pronouncements

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

FASB ASU 2010-13 Compensation – Stock Compensation (Topic 718) (“ASU 2010-13”). This ASU codifies the consensus reached in EITF issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, the Company would not classify such an award as a liability if it otherwise qualifies as equity.

The Company has evaluated all other recently issued pronouncements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 3 – Gold Inventory

There were no changes in gold inventory during the nine months ended August 31, 2010. For the nine months ended August 31, 2009, the Company sold 58.15 troy ounces of gold for net proceeds of $52,450, which were recorded as other income earned during the exploration stage. In addition, the Company wrote off 8.45 troy ounces gold inventory for the inventory shrinkage during the period ended August 31, 2009, the value of which is $5,556 recorded as cost of gold sold.

Note 4 – Prepaid and Other Receivables

The Company issued the Company’s common stock for consulting and other service fees, valued at the fair market price at the dates of the agreements or at the dates of shares issued in accordance with the agreements. Non-cash prepaid expenses were recorded based on the terms of the agreements.

Non-cash prepaid and other receivables consist of:

	August 31, 2010	November 30, 2009
Prepaid consulting and other fees resulting from share issuance	$54,710	$608,640
Shares issued for attorney retainer	-	108,225
Total prepaid expenses resulting from share issuance	54,710	716,865
Insurance deposits, GST refund and others	31,747	21,608
Total	$86,457	$738,473

Note 5 – Mineral Properties and Mineral Rights

The Company holds interests in four groups of mineral properties, Nolan, Ester Dome, Hammond and Eagle Creek, in Alaska, U.S.A. All of these properties are in the exploration stage and have no proven reserves as of August 31, 2010. The Nolan property has a probable reserve; however, a more extensive feasibility study is required to ascertain if such probable reserve can be classified as a proven reserve.

Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company, retroactively effective to June 1, 2004, has capitalized the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees. Since the Company has no proven reserves on its properties as of August 31, 2010, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment in accordance with EITF 04-02 and has not recognized any impairment. A summary of such capitalized direct costs for the nine months ended August 31, 2010 and for the fiscal year ended November 30, 2009 is as follows:

Capitalized Mineral Rights:	Nolan	Ester Dome	Hammond	Eagle Creek	Total
	(a)	(b)	(c)	(d)
Balance as of November 30, 2008	$658,319	$31,722	$437,500	$70,050	$1,197,591
Additions during the year:
Claim fees payment	85,540	8,980	8,400	13,090	116,010
Royalty payment	-	-	-	5,000	5,000
Accrued royalty payment	-	-	80,000	-	80,000
Balance as of November 30, 2009	743,859	40,702	525,900	88,140	1,398,601
Additions during the period:
Claim fees payment	85,540	140	8,400	-	94,080
Royalty payment	-	-	-	5,000	5,000
Accrued royalty payment	-	-	80,000	-	80,000
Balance as of August 31, 2010	$829,399	$40,842	$614,300	$93,140	$1,577,681

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
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

During the nine months ended August 31, 2010, the Company paid claim maintenance and holding fees of $85,540 (fiscal year ended November 30, 2009: $85,540) to the Bureau of Land Management (“BLM”). The Company currently is in a transitional phase between exploration and development on this property.

b)        Ester Dome Gold Project, Fairbanks Mining District, Alaska

The Ester Dome Gold Project encompasses all of the Company’s properties on Ester Dome, which is accessible by road 10 miles northwest of Fairbanks, Alaska. This property consists of 1 unpatented Federal claim and 52 state mineral claims. The Grant Mine mill in this gold project has remained inactive since February 1989 and the plant and equipment cost was written down to zero on our accounting records.

During the nine months ended August 31, 2010, the Company paid claim maintenance and holding fees of $140 (Fiscal year ended November 30, 2009: $140) to BLM. During the fiscal year ended November 30, 2009, the Company also paid state mining claim fees of $8,840 to the State of Alaska Department of Natural Resources.

c)        Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. The Company has leased this property from Alaska Mining Company, Inc. (“Alminco”) since December 14, 1994 and is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. As of August 31, 2010, the capitalized mineral rights of $614,300 (November 30, 2009: $525,900) for the Hammond property includes royalty accruals totalling $550,000 (November 30, 2009: $470,000) that are unpaid, and are included in mineral claims payable on the accompanying consolidated balance sheets. During the nine months ended August 31, 2010, the Company accrued $80,000 in payable royalties. During the nine months ended August 31, 2010, the Company paid $8,400 (fiscal year ended November 30, 2009: $8,400) in federal claim fees to BLM.

d)        Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The Company owns a 50% interest and has an option to purchase a full 100% interest in the property for $400,000, towards which $38,000 remains to be paid. A payment in the amount of $5,000 is due on August 1st of each year until the remaining $38,000 is paid. Such yearly payment is required to keep the option in good standing. Ownership of the claims is in the name of the Company’s subsidiary, Silverado Gold Mines Inc. During the nine months ended August 31, 2010, the Company paid the required $5,000 option payment. During the fiscal year ended November 30, 2009, the Company paid the required $5,000 option payment and $13,090 in state mining claim fees.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 6 – Property, Plant and Equipment

Property, plant and equipment primarily include capital expenditures associated with the Company’s Vancouver office, and mining equipment and camp facilities at the Nolan Gold Project in Alaska. A summary of the Company’s property, plant and equipment as of August 31, 2010 is as follows:

	August 31, 2010
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$256,736	$340,821
Computer equipment and software	138,552	133,080	5,472
Furniture and fittings	394,358	390,494	3,864
Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	28,874	19,249
Nolan mining equipment	1,017,987	562,676	455,311
Auto and trucks	19,193	8,317	10,876
Capital assets in construction	24,245	-	24,245

	$2,303,015	$1,443,177	$859,838

A summary of the Company’s property, plant and equipment as of November 30, 2009 is as follows:

	November 30, 2009
		Accumulated
		Depreciation and	Net Book
	Cost	Amortization	Value
Offices
Office leasehold improvements	$597,557	$192,832	$404,725
Computer equipment and software	137,346	123,232	14,114
Furniture and fittings	394,358	390,075	4,283
Mining Project
Nolan gold project buildings	63,000	63,000	-
Leasehold improvements	48,123	21,655	26,468
Nolan mining equipment	1,017,987	503,568	514,419
Auto and trucks	19,193	5,438	13,755
Capital assets in construction	24,245	-	24,245

	$2,301,809	$1,299,800	$1,002,009

Note 7 – Promissory Note

In February 2010, the Company received $50,000 from an investor and issued a promissory note dated as of March 1, 2010. The unpaid principal balance of the note bears interest at a rate equal to twelve percent (12%) per annum if repaid by the Company within ninety (90) days from the date of the note, or eighteen percent (18%) per annum if repaid at any time thereafter. The note matures on September 1, 2010. The Company accrued interest of $4,500 during the nine months ended August 31, 2010.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 8 – Convertible Debt Instruments

The Company separately accounts for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. The present value of a non-convertible note at the issuance date would be valued using the effective interest rate of 8.25% . The Company records the liability components of the convertible note as of the date of issuance and the excess proceeds received over the fair value of the debt at the date of issuance were attributed to the conversion feature of the convertible note and accordingly has been included in additional paid-in capital on the consolidated balance sheets. At the date of conversion, the company reverses related conversion feature from the additional paid-in capital to the common stock. The Company amortizes the resulting discount as an increase to financing cost expense on convertible debentures.

i)

On January 22, 2010, the Company entered into a Note Purchase Agreement (the “Agreement”) with an investor (the “Investor”). Pursuant to the terms of the Agreement, the Company issued and sold a convertible promissory note, dated January 22, 2010 (the “Note”) to the Investor for the purchase price of $80,000 with a maturity date of March 15, 2010. An origination fee of $5,000 was paid by the Company to the Investor from the proceeds of the sale of the Note.

The Company recorded $66,944 of the liability components of the convertible note as of the date of issuance and the excess proceeds of $8,056 received over the fair value of the debt at the date of issuance were attributed to the additional paid-in capital. During the period ended August 31, 2010, $65,000 of the Note was converted into 36,111,111 shares of the Company’s common stock at a price of $0.0018 per share. The Company reversed related conversion feature of $6,546 from the additional paid-in capital to the common stock.

The Note provides that interest on the unpaid principal balance of the Note shall not accrue unless a trigger event, as set forth therein, occurs. The Company failed to repay the Note on March 15, 2010 and the principal balance of the Note increased by $75,000 plus $6,844 of accrued interests and issuance costs based on the agreement during the quarter ended August 31, 2010. The remaining outstanding carrying value of $96,844 plus additional $1,231 of accrued interests for a total of $98,075 were settled by $83,075 of cash payment and $15,000 of conversion to 10,431,154 shares in September 2010, subsequent to the quarter-end.

ii)

On April 28, 2010, the Company entered into a Secured Convertible Note Agreement (the “Note Agreement”) with an investor. Pursuant to the terms of the Note Agreement, the Company sold and issued a convertible note in the sum of $50,000 with a maturity date of April 28, 2011. An origination fee of $5,000 was paid by the Company to the Note holder from the proceeds of the sale of the Note. The Note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.003 or 70% of the average of the three lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date.

The Company issued 13,000,000 shares of the Company’s common stock to the Note holder as compensation costs. Such shares were valued at $61,100 using the closing price of the Company’s common stock on April 27, 2010 and were recorded as financing costs.

The Company recorded $41,189 of the liability components of the convertible note as of the date of issuance and the excess proceeds of $8,811 received over the fair value of the debt at the date of issuance were attributed to the additional paid-in capital. During the nine months ended August 31, 2010, the Company recorded amortization of the resulting discount of $3,018 as an increase to financing cost expense on convertible debentures, and will amortize the remaining discount of $5,793 over the expected life of the debt. At August 31, 2010, the carrying value of the Note was $44,207.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 8 – Convertible Debt Instruments (Continued)

a)	Convertible Notes Issued in Fiscal Year 2010 (Continued)

iii)

In June 2010, the Company entered into two Note Agreements with an investor. Pursuant to the terms of the Note Agreements, the Company sold and issued two convertible notes with a principal amount of $75,000 per each Note for a total of $150,000. The maturity dates of these two Notes are June 15, 2011 and June 27, 2011, respectively. An original issue discount of $7,500 per each note for a total of $15,000 was paid by the Company to the Note holder from the proceeds of the sale of the Note. The Note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal portion commencing December 1, 2010, at a conversion price per share equal to the lower of $0.003 or 70% of the average of the three lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date.

The Company issued 40,000,000 shares of the Company’s common stock to the Note holder as compensation costs. Such shares were valued at $135,000 using the closing price of the Company’s common stock on the date before the Note date and were recorded as financing costs.

The Company recorded $123,568 of the liability components and the excess proceeds of $26,432 received over the fair value of the debt were attributed to the additional paid-in capital. During the nine months ended August 31, 2010, the Company recorded amortization of the resulting discount of $4,055 as an increase to financing cost expense on convertible debentures, and will amortize the remaining discount of $22,377 over the expected life of the debt. At August 31, 2010, the carrying value of these two Notes was $127,623.

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

The Company recorded $69,284 of the liability components of the convertible note and the excess proceeds of $5,716 received over the fair value of the debt were attributed to the additional paid-in capital. The Company amortized the resulting discount of $476 during the fiscal year ended November 30, 2009 and $5,240 during the nine months ended August 31, 2010 as an increase to financing cost expenses on convertible. During the nine months ended August 31, 2010, the Note was fully converted into 32,258,055 shares of the Company’s common stock at a weighted average price of $0.00233 per share. The Company reversed related conversion feature of $5,716 from the additional paid-in capital to the common stock.

Note 9 – Asset Retirement Obligations

Asset retirement obligations relate to the closure and reclamation of the Grant Mill Tailings Pond and the Mill complex, and to the reclamation work associated with the Nolan Gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and revegetating the disturbed areas. The Company has no assets legally restricted for purposes of settling asset retirement obligations. A summary of assets retirement obligation for the nine months ended August 31, 2010 and the fiscal year ended November 30, 2009 is as follows:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 9 – Asset Retirement Obligations (Continued)

	Grant	Nolan
	Mine	Project	Total
Balance, November 30, 2008	$364,651	$172,607	$537,258
Accretion expense	18,233	8,630	26,863
Liabilities settled	(14,000)	(4,258)	(18,258)
Reclamation bond refunded	-	(5,456)	(5,456)
Balance, November 30, 2009	368,884	171,523	540,407
Accretion expense	13,833	6,432	20,265
Liabilities settled	(1,511)	(900)	(2,411)
Balance, August 31, 2010	$381,206	$177,055	$558,261

Grant Mine

The Grant Mine is not an active mine and related assets were written off as impaired effective December 1, 2001. The retirement obligations associated with the Grant Mine involves the decommissioning of the Grant Mill Tailings Pond and the Mill complex that was built in the early 1980s and no longer used after 1989.

The Company believes that the estimated fair value of the cost of reclamation at this time will approximate the accrued obligations plus 5% accretion expense per annum until reclaimed. During the nine months ended August 31, 2010, the Company recorded $13,833 accretion expense and spent $1,511 on the Grant Mine closure. During the fiscal year ended November 30, 2009, the Company recorded $18,233 accretion expense, paid $1,511 to the State of Alaska regulatory agencies and spent another $12,489 on the closure.

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

The Company believes that the remaining accrued obligations plus 5% accretion expense per annum is sufficient to cover the cost of reclamation. During the nine months ended August 31, 2010, the Company recorded $6,432 accretion expense and spent $900 on reclamation. During the fiscal year ended November 30, 2009, the Company recorded $8,630 accretion expense and spent $4,258 on reclamation.

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
as of August 31, 2010 (Unaudited)
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

During the nine months ended August 31, 2010, the Tri-Con Group’s services focused mainly on corporate planning; mining, drilling and engineering planning and preparation for production on the Company’s Nolan property; and administration services. During the period ended August 31, 2010, there were nominal exploration activities due to the Company’s cash flow constraints and consequently the Tri-Con Group waived the US $10,000 and the CDN $10,000 monthly fee for the nine months ended August 31, 2010 for a total of US $176,264.

As of August 31, 2010, Silverado owed $946,915 (November 30, 2009: $1,064,046) to the Tri-Con Group for exploration and administration services performed on behalf of Silverado. The following is a summary of Tri-Con Group charges for the nine months ended August 31, 2010 and 2009:

	Nine Months Ended
	August 31, 2010	August 31, 2009
Exploration Services	$-	$1,213,603
Administration and management services	130,702	443,961
Amounts forgiven by Tri-Con Group	-	(600,000)
	$130,702	$1,057,564

Amount of total charges in excess of Tri-Con’s costs incurred	$17,048	$(143,690)

Percentage of excess amount charged	13.04%	(13.59% )

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

Note 11 – Common Stock

The authorized common stock of the Company consists of an unlimited number of common shares, without par value. The following is a summary of the Company’s issuances of common stock during the nine months ended August 31, 2010:

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

	Number of	Common Stock	Shares to be
	Common Shares	Amount	Issued

Balance, November 30, 2009	1,577,667,073	$100,883,269	$100,000
Shares Issued:
For Private Placements
$0.01 per unit (1 unit = 1 share and 1 warrant) cancelled	(1,000,000)	(10,000)	-
$0.01 per unit (1 unit = 1 share and 1 warrant)	1,500,000	15,000	(15,000)
$0.01 per unit (1 unit = 1 share and 1/2 warrant)	5,000,000	50,000	(50,000)
$0.0035 per unit (1 unit = 1 share and 1 warrant)	68,106,838	238,374	(35,000)
$0.003 per unit (1 unit = 1 share and 1 warrant)	77,588,335	232,765	-
	151,195,173	526,139	(100,000)
For Warrants Exercise
$0.003 per share	50,917,550	152,753	-
$0.00233 per share	20,500,000	47,765	-
	71,417,550	200,518	-
For Conversion of Debenture
$0.0024 per share	8,333,333	20,000	-
$0.00233 per share	8,583,690	20,000	-
$0.00232 per share	7,552,870	17,500	-
$0.002247 per share	7,788,162	17,500	-
$0.0018 per share	36,111,111	65,000	-
	68,369,166	140,000	-
For Financing Costs
$0.0047 per share	13,000,000	61,100	-
$0.00357 per share	20,000,000	75,000	-
$0.003 per share	20,000,000	60,000	-
	53,000,000	196,100	-
Shares Granted under Equity Compensation Plans
For Consulting Fees Granted at a Weighted Average Price of $0.00422	120,752,641	509,715
For Investor Relation and Shareholder Communication Services Granted at a Weighted Average Price of $0.00468	26,394,185	123,444	-
For Exploration Services Fees Granted at a Weighted Average Price of $0.00524	24,179,585	126,617
For Legal Service Fees Granted at a Weighted Average Price of $0.00524	22,000,000	106,200
	193,326,411	865,976	-
Conversion feature on converted debentures	-	12,262	-
Share Subscriptions Received	-	-	33,250
Balance, August 31, 2010	2,114,975,373	$102,824,264	$33,250

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

The following is a summary of the Company’s issuances of common stock for the fiscal year ended November 30, 2009:

	Number of	Common Stock	Shares to be
	Common Shares	Amount	Issued
Balance, November 30, 2008	977,437,101	$94,718,072	$-
Shares Issued:
For Private Placements
$0.00383 per share	18,260,870	70,000	-
$0.004 per share	19,250,000	77,000	-
$0.01 per share	53,000,000	530,000	-
$0.005 per share	40,000,000	200,000	-
$0.0025 per share	38,000,000	95,000	-
$0.01 per unit (1 unit = 1 share and 1 warrant)	56,400,000	564,000	-
$0.01 per unit (1 unit = 1 share and 1/2 warrant)	57,000,000	570,000	-
	281,910,870	2,106,000	-

For Commitment Fees at $0.0096 Per Share	100,000,000	960,000	-
For Financing costs at $0.0016 Per Share	5,000,000	80,000	-
Shares Granted under Equity Compensation Plans
For Consulting Fees Granted at a Weighted Average Price of $0.0147 Per Share	193,609,800	2,839,456
For Investor Relation and Shareholder Communication Services Granted at a Weighted Average Price of $0.0078 Per Share	11,709,302	91,241	-
For Legal Service Fees Granted at $0.0185 Per Share	8,000,000	148,000
	213,319,102	3,078,697	-
Share Subscriptions Received	-	-	100,000
Share Issue Costs	-	(59,500)	-

Balance, November 30, 2009	1,577,667,073	$100,883,269	$100,000

a)        Private Placements

For the nine months ended August 31, 2010

During the nine months ended August 31, 2010, the Company completed a private placement resulting in the issuance of 1,500,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company received gross proceeds of $15,000 from such private placement. In December 2009, a subscription agreement related to 1,000,000 units at $0.01 per unit was cancelled and issued units were returned and cancelled accordingly.

During the nine months ended August 31, 2010, the Company completed a private placement resulting in the issuance of 5,000,000 units at $0.01 per unit. Each unit consisted of one share of common stock and one half-warrant, with a full warrant (consisting of two half-warrants) being exercisable for one share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company received proceeds of $50,000 from such private placement.

During the nine months ended August 31, 2010, the Company completed private placements resulting in the issuance of an aggregate of 68,106,838 units at $0.0035 per unit and 67,588,335 units at $0.003 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.01 within the one year period commencing from the date of the subscription agreement. The Company received gross proceeds of $441,139 from such private placements.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

a)        Private Placements (Continued)

During the nine months ended August 31, 2010, the Company also completed a private placement resulting in the issuance of 10,000,000 units at $0.003 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.00233 within the one year period commencing from the date of the subscription agreement. The Company received gross proceeds of $30,000 from such private placements.

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
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 11 – Common Stock (Continued)

b)        Common Stock Issued under Equity Compensation Plans

The Company entered into several agreements for corporate planning, business development and strategies, investor relation services, legal services and media solutions services. Pursuant to these agreements, the Company issued its common stock under equity compensation plans (See Note 12(a) – Equity Compensation Plans, below).

For the nine months ended August 31, 2010

The Company issued an aggregate of 193,326,411 shares of the Company’s unrestricted free trading common stock during the nine months ended August 31, 2010, valued at the fair market price at the dates of agreements or at the dates of shares issued, for total consideration of $865,976. Of this amount $811,266 was recorded as consulting, legal and other service fees and $54,710 was recorded as prepaid expenses based on the terms of the agreements. These shares were issued under the Company’s Equity Compensation Plans.

For the fiscal year ended November 30, 2009

During the fiscal year ended November 30, 2009, the Company issued an aggregate of 208,319,102 shares of the Company’s unrestricted free trading common stock and 5,000,000 shares of the Company’s restricted common stock, valued at the fair market price at the dates of agreements or at the dates of shares issued, for total consideration of $3,078,697. Of this amount $2,361,832 was recorded as consulting fees and $716,865 was recorded as prepaid expenses. Such prepaid expenses were expensed during the nine months ended August 31, 2010.

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

d)        Common Stock Issued as Financing Expenses

During the nine months ended August 31, 2010, the Company issued 53,000,000 shares of the Company’s common stock to convertible notes holders as compensation costs. Such shares were valued at $196,100 using the market closing price one day before the convertible note issuance date and recorded as financing expenses (See Note 8(a) –Convertible Note Issued in Fiscal Year 2010, above).

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
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 12 –Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants

a)        Equity Compensation Plans and Stock Options

Equity Compensation Plans

The Company has adopted Equity Compensation Plans to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company, to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals.

On January 29, 2009, the Company adopted the 2009 Equity Compensation Plan (the “2009 Plan”). The number of shares issued under the Plan may not exceed 130,000,000 in aggregate. On January 29, 2009, the Company filed a registration statement on Form S-8 to register all 130,000,000 of such shares. These shares were granted during the fiscal year ended November 30, 2009.

On June 1, 2009, the Company adopted the 2009-II Equity Compensation Plan (the “2009-II Plan”). The number of shares issued under the 2009-II Plan may not exceed 80,000,000 in aggregate. On June 1, 2009, the Company filed a registration statement on Form S-8 to register all 80,000,000 of such shares. These shares were granted during the fiscal year ended November 30, 2009.

On December 11, 2009, the Company adopted the 2009-III Equity Compensation Plan (the “2009-III Plan”). The number of shares issued under the 2009-III Plan may not exceed 120,000,000 in aggregate. On December 16, 2009, the Company filed a registration statement on Form S-8 to register all 120,000,000 of such shares. These shares were granted during the nine months ended August 31, 2010.

On June 3, 2010, the Company adopted the 2010-I Equity Compensation Plan (the “2010-I Plan”). The number of shares issued under the 2010-I Plan may not exceed 180,000,000 in aggregate. On June 9, 2010, the Company filed a registration statement on Form S-8 to register all 180,000,000 of such shares. A total of 65,208,799 of such shares were granted during the nine months ended August 31, 2010.

Stock Options

There were no stock options granted and valued during the nine months ended August 31, 2010 and the fiscal year ended November 30, 2009. A summary of the change in outstanding and exercisable stock options for the nine months ended August 31, 2010 and the fiscal year ended November 30, 2009 is as follows:

			Weighted
	Outstanding and	Weighted	Average
	Exercisable	Average	Remaining
	Options	Excercise Price	Contractual Life
Balance, November 30, 2008	70,400,000	$0.056	3.47 years
Options cancelled or expired	(22,200,000)	$0.055

Balance, November 30, 2009	48,200,000	$0.056	2.72 years
Options cancelled or expired	-
Balance, August 31, 2010	48,200,000	$0.056	1.97 years

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 12 – Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants (Continued)

a)        Equity Compensation Plans and Stock Options (Continued)

The balance of outstanding and exercisable common stock options as at August 31, 2010 is as follows:

Number of Options		Remaining
Outstanding and	Exercise	Contractual Life
Exercisable	Price	(Years)

33,900,000	$0.05	0.36 - 2.35
14,300,000	$0.07	2.37
48,200,000

b) Common Stock Purchase Warrants

A summary of the change in common stock purchase warrants during the nine months ended August 31, 2010 and the fiscal year ended November 30, 2009 is as follows:

			Weighted
		Weighted	Average
	Outstanding	Average	Remaining
	Warrants	Excercise Price	Contractual Life
Balance, November 30, 2008	40,349,230	$0.0700	0.17 years
Warrants issued	84,900,000	$0.0200
Warrants expired	(40,349,230)	$0.0700
Balance, November 30, 2009	84,900,000	$0.0200	0.72 years
Warrants issued	149,695,173	$0.0098
Warrants exercised	(71,417,550)	$0.0028
Warrants cancelled or expired	(27,250,000)	$0.0200
Balance, August 31, 2010	135,927,623	$0.0116	0.58 years

The balance of outstanding and exercisable common stock purchase warrants as of August 31, 2010 is as follows:

		Remaining
Number of Warrants		Contractual Life
Outstanding	Exercise Price	(Years)
29,750,000	$0.0200	0.05 - 0.22
96,177,623	$0.0100	0.35 - 0.98
10,000,000	$0.0023	0.91
135,927,623

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 12 – Equity Compensation Plans, Stock Options and Common Stock Purchase Warrants (Continued)

b) Common Stock Purchase Warrants (Continued)

During the nine months ended August 31, 2010, 27,250,000 of the Company’s outstanding common stock purchase warrants cancelled or expired and 149,695,173 of common stock purchase warrants were granted at a per share weighted average exercise price of $0.0098. Each common stock purchase warrant issued during the period is exercisable for one share of common stock within the one year period commencing from the date of the subscription agreement.

During the nine months ended August 31, 2010, the Company reduced the exercise price of 31,400,000 of its common stock purchase warrants from $0.02 to $0.003, 19,517,550 from $0.01 to $0.003 per common share and 20,500,000 from $0.01 to $0.00233 per common share. All of such warrants were exercised during the period. The exercise price reduction incentivized the holders to exercise the warrants, which assisted the Company in meeting its working capital requirements. The Company received less proceeds from these exercised warrants due to the price reductions, but the Company believes these warrants would have been left to expire had the Company not effected the exercise price reductions.

During the fiscal year ended November 30, 2009, 40,349,230 of the Company’s outstanding common stock purchase warrants expired and 84,900,000 common stock purchase warrants were granted at a per share exercise price of $0.02. Each common stock purchase warrant granted during the period is exercisable for one share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement.

Note 13 – Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the nine months ended August 31, 2010 and 2009 is as follow:

	Nine Months Ended August 31,
	2010	2009
Changes in non-cash financing and investing activities:
Common stock issued for consulting fees and other expenses	$1,007,366	$1,908,036
Common stock issued for prepaid consulting and other service fees	$54,710	$739,791
Common stock issued for commitment fees	$-	$960,000
Common shares issued for subscriptions received	$100,000	$-
Common shares issued for convertible debentures	$140,000	$-
Conversion feature reverse on converted debentures	$12,262	$-
Conversion feature on convertible debenture	$11,037	$-
Non-cash convertible debentures	$75,000	$-
Mineral claims royalty payable changes at period-end for mineral rights	$80,000	$80,000

Other cash flow information:
Interest paid or incurred	$73,830	$7,230

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 14 – Commitments and Contingencies

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

c)        Office Lease

The Company entered into a seven year office lease agreement expiring in July 2014 for its Vancouver office when obliged to vacate its previous lease location at the expiry of the lease. The Company’s future minimum lease payments under this lease are as follows:

Fiscal year ending November 30, 2010	$30,921
Fiscal year ending November 30, 2011	123,682
Fiscal year ending November 30, 2012	125,268
Fiscal year ending November 30, 2013	128,439
Fiscal year ending November 30, 2014	85,626
$493,936

Note 15 – Subsequent Events

The Company has evaluated subsequent events subsequent to August 31, 2010 through the date the financial statements were made available for issuance. Below are the reportable events.

a)

On September 13, 2010, the Company sold and issued a 6% Convertible Redeemable Note to an investor in the principal amount of $98,660 in lieu of past due payments dating from August through December 2009. The holder of this note is entitled, at its option, at any time, to convert all or any amount of the outstanding principal face amount into shares of the Company’s common stock, at a conversion price for each share of common stock equal to 65% of the variable weighted average price (the “VWAP”) comprised of 3 of the lowest VWAP prices for the prior 20 trading days. This note was converted to 52,339,348 of the Company’s restricted common shares at a price of $ 0.00189 per share in September 2010.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2010 (Unaudited)
(Stated in United States Dollars)

Note 15 – Subsequent Events (Continued)

b)

On October 5, 2010, the Company sold and issued a 6% Convertible Redeemable Note to an investor in the principal amount of $77,229 in lieu of past due payments dating prior to March 8, 2010. The holder of this note is entitled, at its option, at any time, to convert all or any amount of the outstanding principal face amount into shares of the Company’s common stock, at a conversion price for each share of common stock equal to 65% of the VWAP comprised of three of the lowest VWAP prices for the prior 35 trading days. This note was converted to 40,970,328 of the Company’s restricted common shares at a price of $0.00189 per share in October 2010.

c)

On October 14, 2010, the Company sold and issued a 6% Convertible Redeemable Note to an investor in the principal amount of $26,555 in lieu of past due payments dating prior to March 8, 2010. The holder of this note is entitled, at its option, at any time, to convert all or any amount of the outstanding principal face amount into shares of the Company’s common stock, at a conversion price for each share of common stock equal to 65% of the VWAP comprised of three of the lowest VWAP prices for the prior 35 trading days. This note was converted to 14,087,347 of the Company’s restricted common shares at a price of $0.00189 per share in October 2010.

d)

On September 17, 2010, the Company sold and issued a Secured Convertible Note (the “Note”) to an investor (the “Holder”) for the purchase price of $165,000. An original issue discount of 10% of the principal amount of the Note took effect upon issuance, and the Company also will issue 20,000,000 shares of its common stock to the Holder in connection with the issuance of the Note. Unless sooner converted in full by the Holder, the Note shall mature on September 17, 2011. The Note provides the Holder with the option, from and after October 1, 2010, to convert the outstanding amount of the Note into shares of the Company’s common stock.

e)

The Company issued 10,000,000 shares at a price of $0.00320 per share, 2,918,195 shares at a price of $0.00290, 8,132,991 shares at a price of $0.00522 per share and 1,758,525 shares at a price of $0.0066108 per share totaling $94,542 as various service fees.

f)	The Company issued 9,500,000 restricted common shares at a price of $0.00233 totaling $22,135 following certain investors’ exercise of common stock purchase warrants.

g)

The Company completed two private placements resulting in the issuance of 15,945,484 units at a price of $ 0.003 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable for a number of additional shares of common stock equal to the number of units purchased, at a per share exercise price of $0.01 within the one year period commencing from the date of the subscription agreement. The Company received $47,836 from such private placements.

h)

The Company completed the sale and issuance of 10,431,154 restricted common shares to one accredited investor following such investor’s partial conversion of a convertible promissory note. The per share conversion price of such shares was $ 0.00144, resulting in a conversion price of $ 15,000.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the operating results and financial position of Silverado Gold Mines Ltd. (“Silverado” or the “Company”) for the nine months ended August 31, 2010. It should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the fiscal year ended November 30, 2009 and the interim unaudited consolidated financial statements for the nine-month period ended August 31, 2010.

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

Since May 2008, the Mineral Industry Research Laboratory (“MIRL”), University of Alaska Fairbanks, has been conducting research for the Company on the hydrothermal upgrading of Mississippi lignite coal from the Red Hills Mine. This lignite was the targeted feedstock for a LRCWF Demonstration Project proposed for the Red Hills Ecoplex, Ackerman, MS.

To date, research findings show that the lignite responds well to hydrothermal treatment (HT). HT at 290° C, for a residence time of 20 minutes, produces an upgraded lignite product suitable for LRCWF production, provided acceptable ash levels can be achieved. These HT conditions are essentially the same as those previously used by Silverado during its preliminary design of the demonstration project facilities. MIRL research has also produced valuable grinding circuit design parameters. Overall, MIRL research concludes that the MS lignite’s response to hydrothermal treatment follows a common pattern exhibited by low rank coals previously studied at MIRL since 1989. Future research at MIRL will address lignite ash reduction and ash chemistry, HT modeling, and HT process water and gas composition.

SUMMARY OF MINERAL EXPLORATION PROGRAM AND PLAN OF OPERATION

The Company holds interests in the following four groups of mineral properties in Alaska, U.S.A.:

1)        Nolan property;

2)        Hammond Property (Slisco Bench);

3)        Eagle Creek Property; and

4)        Ester Dome Property.

All of these properties are in the exploration stage and have no proven reserves as of August 31, 2010, with the exception of the Nolan property, which has a probable reserve but requires a more extensive feasibility study to ascertain if such probable reserve can be classified as a proven reserve.

The following disclosures incorporate the results of technical reports prepared during 2008 and 2009 by an independent and AIPG Certified Professional Geologist (the “QP”), in accordance with the requirements of Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). Investors may view the NI 43-101 reports at the Company’s website at www.silverado.com. The NI 43-101 reports provide disclosure regarding Silverado’s Alaska properties in accordance with NI 43-101. U.S. Investors are cautioned that the United States Securities and Exchange Commission does not recognize the terms “indicated resources” and “inferred resources”.

Based on the completion of a preliminary feasibility study by the QP, our Nolan Gold and Antimony Lode Project has disclosed an economically viable mineral reserve. The preliminary feasibility study, entitled “Update of Mineral Resource and Reserve Estimates and Preliminary Feasibility Study, Workman’s Bench Antimony-Gold Lode Deposit, Nolan Creek, Wiseman B-1 Quadrangle, Koyukuk Mining District, Northern Alaska”, dated January 1, 2009 and amended June 1, 2009 (the “Technical Report”), concluded that the resource estimates disclosed by the Company on November 17, 2008 could be reclassified as a probable reserve. The Technical Report can also be found at the Company’s website at www.silverado.com.

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

Overall mineral exploration performance during the nine month period ended August 31, 2010 and management’s plan of operations for each property are discussed below.

1. NOLAN GOLD AND ANTIMONY PROPERTY

The Company owns a 100 percent interest in numerous mining claims on the Nolan Creek Project. As of August 31, 2010, the Company’s Nolan Gold Project consist of 204 unpatented, federal placer mining claims covering approximately 4,080 acres in three non-contiguous groups, and 407 unpatented federal lode mining claims covering approximately 8,140 acres in one large contiguous group. Many of the 407 lode mining claims are superimposed over the placer mining claims.

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

The measured reserve estimates on Workman’s Bench, on which the pre-feasibility study was based, did not change in the amended June 1, 2009 Technical Report. Also, the current probable reserves at Workman’s Bench did not change following the 2009 exploration program at the Nolan Creek property. The current mineral resource estimates from the Workman’s Bench and Pringle Bench lode prospects were determined by the Company QP following the 2009 drill program, and the estimates were disclosed to the public on January 7, 2009. Resources were increased substantially after the 2009 drilling and January 7, 2010 report analysis. Investors need to be cautioned that the new resource estimates are not reserves and have not been subjected to enough relevant testing to demonstrate economic viability. The current resource estimates for the Nolan Gold and Antimony Project are listed below:

General Note Regarding Estimates

The following information should be considered in connection with our estimates below, which we are disclosing in accordance with applicable SEC standards and regulations:

  Assumed Prices of US $1,100/oz for gold and US $4.00/lb for antimony.
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

Silverado’s Probable Lode Mineral Reserves, Nolan Creek Area

Reserve Category	Cut-Off Grade (% Sb)	Quantity (tons)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Probable	4.0	42,412	28.00	11,880	0.408	17,300

Notes:

--	The effective date of these resources is January 1, 2009
--	Rounding may result in some discrepancies.
--	No processing recovery factors have been applied to these resource figures.
--	The unit ton refers to short tons.
--	Cut-off grade is 4.0% Sb ‘equivalent’, which the combined values of gold plus antimony expressed in terms of antimony alone.
--	Effective date of the estimate is January 1. 2009. The 2009 drill program was not involved with the current reserve block and as such did not affect the grade or tonnage listed.

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

Plan of Operations:

The plan of operations for the Nolan Gold Project for the remainder of the 2010 fiscal year is the advancement toward the development and mining stage of our Nolan Gold and Antimony Project, especially along the southwestern end of the Solomon Shear Zone in the Workman’s Bench, Pringle and Hillside Areas. The Company is in a transitional phase between exploration and development. The recent preliminary feasibility study effective January 1, 2009, supported a mineral reserve of antimony and gold underlying the southwestern portion of the Solomon Shear Zone, an area referred to by the Company as Workman’s Bench. The 2008 feasibility study by Bundtzen (QP) concluded that the Nolan Gold and Antimony Project in the Workman’s Bench area is economically viable.

Our plan of operations involves collecting a 1,000 cu yd bulk sample of the stibnite-gold vein material from the mineralized zones referred to as the ‘A’ Zone and possibly ‘B’ and West Zones. The bulk sample will be for larger scale milling and processing tests, and a more accurate mineralogical determination of the gold, especially what the Company has termed ‘nugget effect’ of the gold found in the massive stibnite veins. The Company believes that the grade of gold will increase upon the extraction of the larger scale bulk sample due to the ‘nugget effect’ which is not represented during the drilling effort. The successful extraction of a 1,000 cu yd sample will give a better indication of the special and physical relationships between the gold and the antimony. The bulk sample is also necessary for additional verification of the purity of the antimony content in the stibnite and whether or not at depth the current exceptional purity is sustainable.

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

Much of the work planned for 2010 is season-dependent. During the next 3 months we plan to perform maintenance and upgrades to our diamond core drill rig as well as other mechanized equipment which is kept on site at Nolan Creek. Also, additional drill core samples from previous drilling campaigns will be selected for geochemical analyses for in-fill purposes. The samples will be collected from the areas between the previously determined A and B and West zones. The Company does not plan to sample between the B and C zones. Sampling the intermediate areas is in response to the increase in gold prices and the Company wants to make a determination of a possible bulk minable resource which would require geochemical assays across broader zones

Depending on available capital, we plan the procurement of necessary facility and system upgrades, as well as the acquisition of necessary equipment and the construction of a 500 ton per day mill facility. Currently we have a fully functioning all-season enclosed 26 man camp with three functioning offices with computers and internet access. The camp has a STW treatment plant for sewage and graywater treatment. The camp site also has a large mechanics shop for working on heavy equipment such as backhoes and bulldozers. The camp also has multiple ADEC approved containments with tanks capable of storing 30,000 gallons of diesel fuel, and a peripheral explosives storage area.

In response to the studies last fall and this spring of core drilled in 2009 on Pringle Bench disclosing continual antimony and more significantly the discovery in drill core of high grade drill core assays (+1 to +6 oz gold/ton) along with the continued encountering of wide sections of quartz carbonate stock work veins surrounding the main vein with widths of up to 60 feet showing native gold and stibnite (antimony sulfide); the Company has determined it could accomplish its metallurgical work on both the Pringle and SW Workman’s Bench areas by taking a split of the large HQ2 diamond drill core and creating bulk samples from select zones as identified by geologic core logging and the work performed on these bulk samples would suffice for metallurgical information rather than samples taken directly from underground. This is possible due largely to the continuity of the mineralized vein from one hole to another and to the competency of the country rock around the main vein and between veins in the area of the mineralized quartz carbonate stockwork. 71 of 71 drill holes encountered the ore vein over a continuous strike length of 3,500 feet by a depth of 500 feet.

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

The Company has been and will continue aggressively seeking permits and also compiling various studies by numerous contractors to meet application requirements for ongoing permits. In order for the project to advance to the development stage at Nolan, the permitting process involves various characterization studies. Some of these studies are seasonally dependent and some require time periods that can delay the permitting process. The baseline water quality sampling which began in June of 2008, was halted due to freezing temperatures during October of 2008, and was continued in early June of 2009. The last baseline water sample for 2009 was collected in late September, and the sampling was continued in 2010 and will again cease in October of 2010.

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

During the next three months, Silverado will continue to implement the recommendations of the preliminary feasibility study that was completed by the Company QP, Thomas K. Bundtzen. The QP will determine additional resource estimates and these estimates will be disclosed to the public as soon as they are completed by the QP. The QP will also oversee geotechnical studies as well as the acid rock characterization study. The Company will continue upgrades to the infrastructure at Nolan. The company plans to construct additional access trails for drilling into the Hillside Zone and will perform additional surveying for planning and design purposes. The Company will continue with aggressive permitting and will seek additional capital needed for the procurement of a 500 ton per day mill and equipment that will be used during the extraction and processing of the permitted 1,000 cubic yard bulk sample of gold and antimony ore, as well as on-going ore processing.

During the next three months, Silverado plans to initiate lode development in the Workman’s Bench area as follows:

1.	Continued aggressive permitting.
2.

Prepare for the 2011 diamond core drill program which will utilize a minimum of two mobile drill rigs. Depending on access to the more remote drill sites, the Company plans on drilling a minimum of 30,000 feet of NQ2 or larger diameter core from the Solomon Shear Zone at Nolan.

3.	Baseline characterization studies for permitting purposes.
4.	Acid and Base Accounting (ABA) for potential acid drainage issues.
5.	Procurement of equipment and infrastructure upgrades needed for the underground extraction of a 1,000 cubic yard bulk sample.
6.	Development of additional road infrastructure along the northern extension of the Solomon Shear Zone (Hillside Prospect) that has not been drilled by a diamond core drill to date.
7.	Prepare for a possible underground extraction of a bulk sample of antimony and gold ore for additional processing studies and assays.

We will be seeking to raise up to approximately $50,000,000 to continue our exploration and permitting, while continuing and beginning mining development activities on the Nolan Gold Project. The actual amount that we spend on these projects will depend on the actual amount of funds that we are able to raise. We are presently seeking to obtain sufficient financing to enable us to proceed with these plans. The full expenditure of $50,000,000 is expected to place the operation in profitable continuous production with a 500 ton per day mill and a 200 ton per day mine advancing to 500 ton per day by year three.

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

3. EAGLE CREEK PROPERTY

The Eagle Creek property is comprised of 77 Alaska state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The total area of the claims equals approximately 3080 acres and all claims are valid. There has been no legal survey on the claims. Ownership of the claims is in the name of Silverado Gold Mines Inc. There is an "option to purchase" agreement with Arley Taylor (i.e., now with his descendants), to purchase a 100% interest in the property for $400,000, of which $38,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing and applies to the buyout price. The original option agreement with Arley Taylor was acquired through an agreement with S. Tan who assigned the agreement to us in consideration of 15% royalty from production (15% of net operating profits after payback of costs). We have continued to make option payments on the Eagle Creek property based on the agreement, and as a result, all of our mineral claims and options are in good standing.

The Eagle Creek property is accessed by the Steese Highway, 10 miles north of Fairbanks, Alaska to Fox, Alaska, then traveling along the Elliot highway 6 miles north to Murphy Dome Road, then west along Murphy Dome Road about 5 miles to the property. The Number One Vein on this property was the lode quartz gold structure that was historically mined commercially for antimony.

Historically, Eagle Creek was Alaska’s second largest antimony producer. In the late 1980s, Silverado built a 100 ton per day (TPD) gravity plant and processed the old mine dumps, successfully selling all antimony produced. In addition to the high-grade gold bearing quartz veins found on Silverado’s large Eagle Creek property, the Company, in 2006, identified what appeared to be a gold mineralized pluton which is a granitic or igneous rock located on the claims above the placer gold Treasure Creek portion of the property. This may lead to the development of a bulk mineable gold deposit, and may make ideal feedstock for the Kinross Fort Knox mill nearby.

Annual assessment work will be carried out on the property to keep the mining claims in good standing. Assessment work will be focused on numerous mineralized targets which includes both gold-bearing mineralized intrusive rock similar to the Fort Knox deposit operated by Kinross as well gold and antimony mineralized vein-faults such as the Scrafford vein-fault (Number One Vein) which was mined numerous times by different companies for over half a century. If funding permits, the Company will design a drilling program to further investigate the gold and by-product mineral distribution of the intrusive and the Number One and Number Two Vein systems.

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

Reclamation work to complete the closure of the Grant Mill Tailings Pond is in the permitting stages. The earthwork construction required to close the tailings pond requires permits issued by the Alaska Department of Environmental Conservation. The Company has commissioned a third party environmental and engineering firm to assist with the permitting process. A cost analysis of the tailings pond closure is under review by the Company and by a third party environmental and geotechnical engineering firm. The pond is filled to capacity, and will be capped and decommissioned after final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies. There was limited field work on the property during the summer of 2010, which consisted of small scale surveys and minor geologic assessment studies and data compilation

Due to the current price of gold, the Company is considering whether to increase exploration efforts on the property. Currently, however, the Company is primarily focused on the continued exploration and future development of the Nolan Gold and Antimony Project in northern Alaska.

LIQUIDITY AND CAPITAL RESOURCES

Our current ratio (current assets divided by current liabilities) as of August 31, 2010 was 0.05 as compared to 0.37 as of November 30, 2009. This ratio is commonly used as a measure of a company’s liquidity. We look at actual dollars in analyzing our liquidity. Since the Company’s cash inflow has been generated mainly from sales of shares of the Company’s common stock, gold sale proceeds earned during the exploration stage, debentures and loans, it will be very difficult for the Company to meet the current and anticipated obligations without raising additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we will not be able to fully implement our business plan or sustain ongoing operations.

As of August 31, 2010, the Company had a working capital deficit of $2,323,000 as compared to a working capital deficit of $1,272,000 as of November 30, 2009. The Company had $17,655 cash on hand as of August 31, 2010 as compared to no cash and cash equivalents on hand as of November 30, 2009. The Company’s total assets for such periods were $2,548,000 (November 30, 2009: $3,145,000) and the total current assets were $110,000 (November 30, 2009: $745,000).

As of August 31, 2010, the Company’s current assets consist of $17,655 (November 30, 2009: $Nil) in cash, $6,316 (November 30, 2009: $6,316) in gold inventory and $86,457 (November 30, 2009: $738,473) in prepaid and other receivables. Included in prepaid and other receivables were non-cash prepaid consulting and other fees of $54,710 (November 30, 2009: $716,865) paid through issuances of the Company’s common stock under the Company’s equity compensation plans. The majority of the Company’s assets are long-term or non-cash in nature and thus considered being of lower liquidity.

The Company’s mineral rights were valued at $1,578,000 as of August 31, 2010 as compared to $1,399,000 as of November 30, 2009, an increase of $179,000 or 13%. The increase in the value of our mineral rights this past nine months is directly attributable to $94,000 in claim fees payment, $5,000 in royalty payment and $80,000 in an accrued royalty payment. The net book value of our fixed assets was $860,000 as of August 31, 2010 as compared to $1,002,000 as of November 30, 2009, a decrease of approximately $142,000 or 14%. The decrease in the net book value of our fixed assets was due to depreciation.

The current liabilities as of August 31, 2010 totaled $2,434,000 as compared to $2,017,000 as of November 30, 2009, an increase of approximately $417,000 or 21%. Included in current liabilities are $947,000 (November 30, 2009: $1,064,000) due to related parties, $1,164,000 (November 30, 2009: $883,000) of accounts payable and accrued liabilities and $269,000 (November 30, 2009: $70,000) of convertible debt instruments.

The Company has not yet generated revenues since recommencement of the exploration stage on December 1, 2001 and our cash was primarily generated from the sale of our securities. During the nine months ended August 31, 2010, the Company raised $426,000 of net proceeds through completed private placements, received $33,250 through uncompleted private placement subscriptions and $201,000 through warrants exercise. The Company also received $251,000 of net proceeds through the sale of convertible debentures and $50,000 through the sale of a promissory note. In addition, the Company’s related parties made loans as needed to the Company during the nine months ended August 31, 2010 when the Company’s cash-flow was constrained.

During the fiscal year ended November 30, 2009, the Company raised $2,047,000 of net proceeds through completed private placements and received $100,000 through uncompleted private placement subscriptions. In addition, the Company received $237,000 as a result of used mining equipment disposals and $52,000 as a result of gold inventory sales during the fiscal year ended November 30, 2009.

During the nine months ended August 31, 2010, the Company spent $367,000 (2009: $654,000) on the mineral exploration program. In addition, the Company has spent $2,592,000 (2009: $3,764,000) on other operating activities. The Company has been reviewing its budgets for its current business needs and its further exploration and early stage production at its Nolan Creek property in Alaska. Our plan of mining operations in Alaska anticipates that we will need to raise and expend approximately $10,000,000. We will also need to raise and spend approximately $3,000,000 on general and administrative costs.

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

Assets by geographical segment as of the fiscal quarter ended August 31, 2010 and the fiscal year ended November 30, 2009 is as follows:

As of August 31, 2010	Canada	United States	Total
Current assets	$85,737	$24,691	$110,428
Mineral rights	-	1,577,681	1,577,681
Property, plant and equipment, net	350,157	509,681	859,838
Total assets, as of August 31, 2010	$435,894	$2,112,053	$2,547,947

As of November 30, 2009	Canada	United States	Total
Current assets	$720,088	$24,701	$744,789
Mineral rights	-	1,398,601	1,398,601
Property, plant and equipment, net	423,121	578,888	1,002,009
Total assets, as of November 30, 2009	$1,143,209	$2,002,190	$3,145,399

Loss by geographical segment for the nine months ended August 31, 2010 and 2009 is as follows:

For the Nine Months Ended August 31, 2010	Canada	United States	Total
Total comprehensive loss	$2,492,085	$505,829	$2,997,914

For the Nine Months Ended August 31, 2009	Canada	United States	Total
Total comprehensive loss	$4,332,202	$1,031,644	$5,363,846

RESULTS OF OPERATIONS – Nine months ended August 31, 2010 and 2009

The Company has not generated revenues since recommencement of the exploration stage from December 1, 2001 to August 31, 2010. For the nine months ended August 31, 2010, we reported a net loss of $2,981,000, or $0.002 per share, compared to a net loss of $5,364,000, or $0.004 per share for the same period ended August 31, 2009, a decrease of approximately 44%.

The major decreases in nine months ended August 31, 2010, as compared to the same period in 2009, were the Company’s consulting fees by $1,086,000, exploration expenses by $307,000, management services fees by $484,000, reporting and investor relations by $104,000 and transfer agent and filing fees by $37,000. These decreases were mainly due to cash limitations and the development of a restructuring plan that the Company is working on to fund its exploration and development activities.

The major increases included in the net loss for nine months ended August 31, 2010, as compared to the same period in 2009, were increases of $269,000 for financing fees, $52,000 for legal and other professional fees and $70,000 for interest expenses. Such increases were mainly due to cash constraints and the increased legal and other profession requirements related to the Company’s efforts on restructuring, equity financing, development and expansion.

During the nine months ended August 31, 2009, the Company wrote off $261,000 of convertible debentures and accrued interest. Also, the Company wrote off $600,000 of payables due to the related party, Tri-Con Mining Inc. and issued 100,000,000 shares of the Company’s common stock to an investor, valued at $960,000, as payment of a commitment fee for an Equity Line of Credit Agreement entered on May 6, 2009. These transactions are due to cash constraints and the increased requirements related to the Company’s efforts on equity financing.

RESULTS OF OPERATIONS – Three months ended August 31, 2010 and 2009

The Company has not generated revenues since recommencement of the exploration stage from December 1, 2001 to August 31, 2010. For the three months ended August 31, 2010, we reported a net loss of $852,000, compared to a net loss of $1,010,000 for the same period ended August 31, 2009, a decrease of approximately 16%.

The major decreases in three months ended August 31, 2010, as compared to the same period in 2009, were the Company’s exploration expenses by $287,000, management service fees by $122,000, consulting fees by $297,000, and reporting and investor relations by $66,000. These decreases were mainly due to cash limitations and the development of a restructuring plan that the Company is working on to fund its exploration and development activities.

The major increases included in the net loss for three months ended August 31, 2010, as compared to the same period in 2009, were increases of $268,000 of financing expenses and $20,000 accrued interests on convertible and promissory debentures. Such increases were mainly due to the increased requirements related to the Company’s efforts on equity financing.

RELATED PARTY TRANSACTIONS

The details of related party transactions are disclosed in footnote 10 of the Company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2010 (Item 1, above).

CRITICAL ACCOUNTING POLICIES

The details of our critical accounting policies are disclosed in footnote 2 of the Company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2010 (Item 1, above).

OFF-BALANCE SHEET ARRANGEMENTS

During the quarter ended August 31, we have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, and that would be considered material to investors.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of August 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Garry L. Anselmo and our Chief Financial Officer Donald Balletto. Based upon that evaluation, it was concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During the nine months ended August 31, 2010, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.6	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.7	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.8	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.9	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.10	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.11	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (10)
10.12	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007 (11)
10.13	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, and James F. Dixon, each dated October 27, 2008 (12)
10.14	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, Donald G. Balletto, Robert M. Dynes and John Mackay, each dated December 23, 2009 (13)
10.15	2009 Equity Compensation Plan (14)
10.16	2009-II Equity Compensation Plan (15)
10.17	Equity Line of Credit Agreements between the Company and Ashborne Finance Ltd.(16)
10.18	Consulting Agreements between the Company and 1315781 Ontario Inc. (17)
10.19	Note Purchase Agreement between the Company and St. George Investments, LLC. (18)
10.20	2009-III Equity Compensation Plan (19)
10.21	2010-I Equity Compensation Plan (20)
14.1	Code of Ethics (9)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007.
(11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2008.
(12)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on October 29, 2008.
(13)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 23, 2009.
(14)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on January 29, 2009.
(15)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on June 1, 2009.
(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 12, 2009.
(17)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 15, 2009.
(18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2010.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on December 16, 2009.
(20)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on June 9, 2010.

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: October 14, 2010	/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer)

DATE: October 14, 2010	/s/ Donald Balletto
Donald Balletto
Chief Financial Officer
(Principal Financial Officer)