Form 10-K
period 2010-11-30
SILVERADO GOLD MINES LTD
filed 2011-03-15
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-12132

SILVERADO GOLD MINES LTD.
(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	98-0045034
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)
5455 152nd Street, Suite 308
Surrey, British Columbia, Canada	V3S 5A5
(Address of Principal Executive Offices)	(Zip Code)

\Registrant's telephone number: (800) 665-4646

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, no par value

Title of each class	Name of each exchange on which registered
Common Stock, no par value	None

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
[   ] Yes     [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $11,641,175 as of March 11, 2011.

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
[   ] Yes     [   ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,914,377,244 common shares, no par value, outstanding as of March 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

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

Our exploration activities have been managed and conducted by affiliated companies, Tri-Con Mining Ltd. (“Tri-Con”) and Tri-Con Mining Inc., pursuant to written operating agreements. Each of Tri-Con and Tri-Con Mining Inc. are privately-owned corporations controlled by Garry L. Anselmo, who is our president, chief executive officer, and the chairman of our board of directors.

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

The Nolan Gold Project consists of numerous mineral prospects that are in the early stages of exploration, as well as mineral prospects in the advanced stages of exploration. During the years previous to 2007, the Company focused only minimal exploration effort on finding a lode source for gold and focused mostly on the exploration and development of placer gold. During 2007-2010, the Company focused its efforts on the lode potential of the Nolan Creek property, herein referred to as the Nolan Lode Gold and Antimony Project. The project is in the advanced stages of exploration and is potentially moving toward the development stage. During September of 2008, the Company commissioned an independent mining consultant to perform a preliminary feasibility study of the Workman’s Bench lode gold and antimony deposit. The results were released to the public on January 5, 2009.

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

During 2007, the new soil and rock geochemical data and geophysical data further delineated the northeast trending structural zone, referred to by the Company as the Solomon Shear Zone, which is associated with gold and antimony mineralization. The new approach in 2007 involved the first phase of drilling, using the newly acquired diamond core. A total of 18 holes were drilled across the Solomon Shear Zone. The diamond core drilling data supported the geochemical and geophysical data. The drilling was focused on the Workman’s and Pringle Benches located on the south and north sides of Smith Creek respectively.

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

2010

During 2010 the Company performed limited exploration work on the property. Due to insufficient capital, the permitted 1,000 cubic yard underground bulk sample of antimony-gold ore was not initiated. Limited funding also prevented us from initiating the permitted diamond core drill program which was planned to increase mineral resources under Workman’s and Pringle Benches. The Company’s geologists mapped and prospected the bedrock exposures located west of Pringle Bench which is the area on the property with the best gold soil geochemistry. The underground portal was inspected and the roads and infrastructure were maintained and remain in good order. Upgrades and maintenance were performed throughout the property and include but were not limited to fuel storage areas and removal of old waste from the site. Drill sites were located and surveyed in preparation for a drill program which will include two HQ diamond core drills capable of drilling in excess of 1,000 feet.

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

The 2006-2007 winter stockpile contained 18,320 LCY (Swede Channel and Mary’s East combined) of gravel material, and was processed from June through July of 2007 at the existing sluice plant location, yielding 2,811.74 troy ounces of gold nugget gold and over 207 pounds of concentrate that contained gold particles smaller than 1/4 inch in size. The fine concentrate yielded 915.06 troy ounces of gold (30% gold), which when combined with 2,811.74 troy ounces of nugget gold recovered in 2007 totals 3,726.80 troy ounces. Also, the fine concentrates yielded 65.10 troy ounces of silver or 2.15% silver which was included in gold inventory.

The Swede channel and Mary’s East portals were both sealed after completion of the underground bulk sampling projects. Both sites were reclaimed in summer 2007 as required by the Bureau of Land Management.

1.3.2   2008 Nolan Lode Gold and Antimony Bulk Sampling Project

During 2008, the Company did not explore for placer gold resources. Exploration focused on the lode potential of the Main Zone of gold-antimony veining at Workman’s Bench which required drill intercepts to be spaced close enough to define the various zones, especially the ‘A Zone’ Vein fault. The ‘A Zone’ was to be the sample target for a future 1,000 cubic yard bulk sample. The extraction of a bulk sample or samples of gold-bearing semi-massive to massive stibnite (antimony mineral) is necessary for mineral processing and metallurgical investigation.

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

The QP released a detailed technical report on July 29, 2008 referred to as NI 43-101 which disclosed both placer and lode resource estimates for the Nolan Creek properties. Discussion and results of the bulk sample collected by the QP are detailed in the technical report. The July 29, 2008 report was based on information available to the QP as of July 2, 2008, and the resource estimates in the report were superseded by the QP’s November 17, 2008 revised estimates which indicated a resource of 17,000 oz of gold which has been reclassified as a reserve of 17,000 oz of gold following the release of the preliminary feasibility study, effective January 1, 2009 as amended June 1 2009. The more recent reserve estimates are discussed in Item 2. The most recent reserve estimates are more complete and accurate since they include data from the completion of the 2008 drill program that ended in late September of 2008. The most recent report, effective January 1, 2009 as amended June 1 2009 includes a feasibility study by the QP as well as additional drilling data and analysis of core samples. Readers and investors are cautioned that the 43-101 technical report in which the reserve estimates are based upon contains language and terms that may not be recognized by the US Securities and Exchange Commission.

1.3.3   2009-2010 Nolan Lode Gold and Antimony Bulk Sampling Project

During 2009 and 2010 the Company was unable to acquire the investment capital to initiate the underground 1,000 cubic yard bulk sample of gold-antimony ore from the reserve block that underlies Workman’s Bench. The Company honored permit obligations and also collected additional geotechnical and geological data which will assist in the success of the underground bulk sample. The underground tunnels and portal were inspected and appeared to be in structurally sound condition. The summer and fall drilling program added geologic and geotechnical data that will assist the bulk sampling program (See Item 2 – Description of Property, below). During 2010 the Company performed limited exploration work on the property.

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

1.4.2   2008 – 2010 Nolan Placer Gold Exploration

The Company did not do any field exploration work such as reverse circulation (RC) drilling or any other active exploration for placer gold during the past three years from 2008 to 2010. The Company focused on the Nolan Lode Gold and Antimony Project. However, during 2008 there was a technical report filed that related to the Nolan placer resources.

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

1.4.3   Nolan Placer Gold Exploration 2011 Work Plan

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

Budget projections for this project are detailed under the section “Projected Annual Budget for 2011”

1.5      Nolan Lode Gold and Antimony Project Exploration

1.5.1   2007 – 2009 Nolan Lode Gold and Antimony Project Exploration Work Summary

During 2007 – 2009, exploration for a lode gold and antimony deposit on the Company’s Nolan property focused on the Nolan Creek area within the Solomon Shear Zone and the Fortress area. The Solomon Shear Zone is a five mile long gold and antimony bearing shear zone, which is a possible source of placer gold in the Nolan valley drainages, and bench deposits such as Swede Channel, Mary’s East Bench, Mary’s Bench, Eureka Bench, and Workman’s Bench.

The 2007 lode exploration program consisted of extensive ground geochemical soil surveys and ground geophysical very low frequency electromagnetic (“VLF-EM”) surveys, extensive backhoe trenching and a first phase diamond core drilling program to follow up on the significant results achieved by backhoe trenching.

In 2008 and 2009 the Company continued defining resources and reserves in the Workman’s and Pringle Bench areas located near the confluence of Smith Creek and Nolan Creek.

A more detailed description of the work performed each year is as follows:

Nolan Creek Area 2007

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

Following up on the encouraging results achieved by backhoe trenching, the Company started a first phase drilling program at Pringle Bench at the end of August 2007 using its own diamond core drill rig. Eleven drill holes were drilled on Pringle Bench totaling 2,415 feet. The core drilling program was designed to check for down-dip continuity of the gold bearing antimony-quartz vein systems in the zones identified thus far. The core drilling confirmed the presence of gold-bearing stibnite (antimony) and quartz veins at varying depths.

2007 Workman’s Bench

Workman’s Bench is located near the confluence of Smith and Nolan Creek.

In July 2007, the Company excavated one trench in the old Workman’s Bench pit with a total length of 125 feet. This trench exposed the largest antimony veins discovered in the Nolan Creek area to that date. A total of 15 continuous chip samples were collected from Trench J.

The following table presents significant 2007 trench assay results for Workman’s Bench:

Trench J (Workman's Bench)
Sample Number	Sample Type	Sample Length (ft)	Gold (opt)	Sb (%)
0704WT	Continuous chip	8.20	0.00	1.70
0710WT	Continuous chip	8.20	0.00	30.30
0711WT	Continuous chip	8.20	0.01	1.72
0712WT	Continuous chip	8.20	0.04	11.70
0713WT	Continuous chip	8.20	0.12	29.30
0714WT	Continuous chip	8.20	0.02	2.56
0715WT	Continuous chip	9.84	0.02	14.05

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

Sample Number	Stibnite Target Vein Zone	Sample Location Number Or Tunnel	True Width In feet	Sb (%)	A u (oz/t)	Brief Description
203405 Bench Test Sample	‘West’ Zone	Tunnel D	1.5	41.20	0.110	Semi-massive stibnite, quartz gangue
203789	‘West’ Zone	Tunnels A and D	1.5	22.48	0.556	Wall rock of connecting drift
203808	A Zone	Tunnel D	1.50	43.64	1.19	Nearly massive stibnite with quartz
WBUG3 S1	‘A’ Zone	Site 3B	0.42	52.10	0.676	Massive Stibnite Vein in North Drift
WBUG3 S2	‘A’ Zone	Site 3B	0.42	58.89	0.329	Massive Stibnite Vein in North Drift
WBUG3 S3	‘A’ Zone	Site 3A	0.42	60.90	0.031	Massive Stibnite Vein in North Drift
WBUG3 S4	‘A’ Zone	Site 3B	0.42	55.71	0.45 1	Massive Stibnite Vein in North Drift
WBUG3 S5	‘A’ Zone	Site 3B	0.42	11.10	0.444	Semi-Massive Stibnite Vein in North Drift
WBUG8- S2	‘A’ Zone	Site 8	0.42	58.76	0.145	Massive stibnite Vein in South Drift
203802	‘A’ Zone	Tunnel C	2.50	37.78	0.076	Semi-Massive Stibnite Vein in South Drift
203810	‘B’ Zone	Tunnel C	0.5	41.0	0.696	Nearly massive stibnite with quartz, south drift
203791	‘B’ Zone	Tunnel A	0.50	39.73	0.362	Nearly massive stibnite with hanging wall north drift
WBUG8 S1	‘A’ Zone	Site 8	0.42	57.52	0.359	Massive stibnite Vein in South Drift
WBUG5 S2	‘B’ Zone	Site 5	0.42	50.04	1.040	Massive Stibnite Vein in North Drift

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

The 2009 drill program was focused exclusively on the ‘A Zone’ mesothermal stibnite-quartz-gold vein-fault. During 2007 the drill core was sampled for the entire length of the drill hole. In 2008, the Company sampled all mineralized intervals encountered which also included the other zones formerly referred to as the West, B and C Zones. During the 2009 summer drill program core samples were collected to test the ‘A Zone’ and adjacent wall rock at Workman’s Bench, whereas at Pringle Bench some of the other gold-antimony zones were sampled in addition to the ‘A Zone’. The metal gold and metalloid antimony are the primary ore minerals but additional analyses are also done to test for the content of potential deleterious metals that could affect the value of the antimony. According to specific samples of massive stibnite that were collected at Workman’s Bench, the deleterious metal content in the antimony ore is well below the amount that could penalize the price of the ore. In 2009, the drill core that was sampled averaged over 90% recovery and is consistent with the recovery of core sampled in 2008. A total of only 73 core samples were collected from the ‘A Zone’ or adjacent wall rock and sent to ALS Chemex Labs. The methods for analysis as well as the quality control methods are all consistent with the 2007 and 2008 drill programs and have been approved by the Company QP.

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

More assays and more drill holes will be needed before any resource estimates can be made regarding the potential bulk minable resource. Since down hole/subsurface data is not sufficient for a definite structural geologic description, the area of potential bulk minable gold-antimony mineralization has been referred to as a deformation zone. The deformation zone consists of an abundance of smaller quartz-sulfide-gold veinlets and quartz-stibnite-gold veinlets as well as fine-grained disseminated and deformed sulfides that collectively have gold grades that average over 0.03 oz/t over much broader areas than the more well-defined and higher gold-antimony grades of the vein-fault zones such as the ‘A Zone’. The bulk mineable potential was disclosed in a Silverado news release on October 27, 2009. All news releases and the data contained within are approved by the Silverado QP. Readers and investors need to take caution that a potential resource is not an economically viable resource and considerable more data is required before a resource estimate can be made by the QP.

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

2009 Pringle Bench Surface Map
N
618700mE
618800mE
618900mE
619000m
7486800mN
7486700mN
Pringle Bench
Access Road
Smith Creek
50 m
100 m
16.4 ft/ 0.07 opt / >1 % (AP)
2.0 ft/ 0.23 opt/ 26.23 % %
16.4ft / 0.10 opt/ 32.8 %
16.4ft /5.22 opt / 37.7 %
1.5 ft / 0.10 opt/ 32.1 %
2.0 ft / 0.10 / >1 % (AP)
2.7 ft / 0.04 / <1 %
3.0 ft / 0.05 / 8 %
1.0 ft ea / 0.34 and 0.39 / 15-33 %
1.0 ft/ 0.58 / 2.2 %
1.0 ft / 5.72 opt/ 37.7 %
4.8 ft / 0.04 opt/ 8.5 %
1.0 ft /1.69 opt /2.7 %
1.0 ft / 0.33 opt / 32.5 %
Zone of sheared gold-bearing Sb-qtz veins that has yet to be drilled. Similar to the 'B' and 'C' Zones on Workman's Bench.
Area of extensional fractures containing antimony and gold. Needs more drilling and trenching.
Widespread gold mineralization similar to the north end Workman's Bench. (AP).
The northeast extent of Workmans's Bench drill program. Refer to the Workman's Plan View Map.
Legend:
1.0/ 0.39 /33.5 % = 1.0 ft/ 0.39 oz per ton of gold and 33.5 % Sb (antimony). Note: opt = oz/t
Drill hole trace (projected to plan view) Blue=2009 hole, Black=2007 hole Red line represents 'A Zone' gold-Sb vein
'A Zone' Au-Sb-Quartz Fault Vein Bold represents near surface. Au-Sb veins at depth (2nd on right)
The East Zone Fault Vein System
Surface bedrock channel sample site
Assays Pending AP
Outline of former Pringle Bench Placer based off of aerial imagery.
Right lateral fault exposed on surface offsetting gold-antimony vein swarm.
Escarpment (slope break) that defines the southern edge of Pringle Bench. Barbs represent the downhill side.
Inferred strike of a Au-Sb vein.
Formerly referred to as the 'Main Zone'. The Vein fault system along the western side of the Solomon Shear Zone extends from Workman's to Pringle Bench and hosts other parallel vein zones Note: Inferred where dashed
UTM metric coordinates (NAD 27 Zone 5 AK). Grid lines are at 100 meter spacings.

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

The information in the report was based on data as of October 15, 2008. The report was prepared as a National Instrument 43-101 Technical Report in accordance with Form 43- 101F, for the Company. Readers and investors need to take caution since the 43-101 technical report is under the guidelines of the British Columbia Securities Commission and that the United States Securities Exchange Commission does not recognize many of the terms used such as “indicated resources” and “inferred resources” and possibly other terms which are commonly used by the Canadian Institute of Mining (CIM). Readers should note that the results of the study post date the previous report by the QP released on July 29, 2008, and that the information in the recent report which includes resource estimates supersedes the July report. The results of the study were released on January 1, 2009 as amended June 1, 2009. The report in its entirety can be found at our website www.silverado.com. Some of the pertinent items discussed in the report are as follows:

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

Nolan Lode Gold and Antimony Project 2011Work Plan

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

During 2011, lode exploration work will consist of additional diamond core drilling in several key areas throughout the property, as well as more test trenching and bedrock sampling along the northeast trending Solomon Shear Zone. The primary focus will be infill drilling in the intermediate area between the Pringle Bench and Workman’s Bench, as well as more infill drilling within the area drilled in 2008 and 2009 for more accurate resource estimates of the gold and antimony mineralized veins. Additional drilling on the property will be dependent on our completion of drilling in the former key areas. The planned drilling schedule is as follows:

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

Hillside Area - A small area of bedrock underlying the Hillside Area was drilled in 2003 with an RC drill, but the drilling locations were based on limited bedrock trenching data. Since then, geophysical surveys and geochemical soil sampling surveys have defined much better drill targets. In 2011, the Company plans to drill exploratory holes to intercept the Solomon Shear Zone in this area. The Company also plans to take advantage of the historic trails and use an excavator to dig additional test trenches for surface bedrock channel sampling and to verify drill targets.

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

Samples from placer deposits are analyzed in their entirety (i.e., no sub-sampling) to minimize potential bias from sub-sampling of material with such a large proportion of gold nuggets. The primary sample is processed through a gravity separation technique at the drill rig to separate gold nugget, fine gold, and heavy minerals from the host gangue material. A systematic procedure was developed by geological staff for the collection and preparation of percussion drill hole samples. The sample is emitted from the drill and immediately submitted to a drill-mounted cyclone to dissipate the sample velocity, and then passed through a JonesTM splitter. The split sample is then processed through a Denver Gold SaverTM. The oversize exits the revolving drum screen to a picking plate where +1/4 inch nuggets are hand-picked. The – 1/4 inch undersize reports to a Teflon lateral action sluice and the resultant heavy mineral concentrate is hand-panned. The gold in the concentrate is then picked with tweezers. The remaining fine heavy concentrate is treated with amalgamation and the resultant gold bead is weighed along with the hand-picked gold with a ChampTM electronic balance.

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

Trench and drill core samples submitted to ALS Chemex are analyzed by the following methods: ME-MS41 (41 multi element), Au-AA23 (fire assay gold to 5 ppb level), and SbAA65 (> 1% antimony or referred to as ‘ore grade’ antimony). Soil samples shipped to ALS Chemex are analyzed for the same packages with the exception of the ore grade antimony or Sb-AA65.

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

Core recovery is checked in every box coming off the drill rig. During 2008 and 2009, Silverado's geological contractors have reported that core recovery averaged 95% since the exploration drilling switched to NQ core. Silverado contractors have competently prepared samples analysis and dispatch to external laboratories. All drill core is digitally photographed on site, and the photos are kept on file for future reference as needed. All photos from the 2007 and 2008 drill programs were submitted to the QP for additional verification.

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

Budget projections for this project are detailed under the section “Projected Annual Budget for Fiscal Year 2011”.

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

2. Ester Dome Property

2.1    Ester Dome Property 2010 Work Summary

The properties comprising our Ester Dome gold project are discussed in detail under the heading Description of Properties herein. In recent years, all exploration trenches were backfilled, stabilized, and seeded to resist surface erosion. Annual assessment work for 2010 was completed.

2.2    Ester Dome Property 2011 Work Plan

During 2011, we plan to continue work toward completion of the closure of the Grant Mill Tailings Pond, as part of our asset retirement obligations. This pond, which is filled to capacity with tailings, will be capped and decommissioned after a final approval of the tailings pond closure plan is received from the Alaska Department of Environmental Conservation (“ADEC”). Currently the Company is waiting on a report from Shannon and Wilson Inc., an engineering and environmental firm that is in the process of completing a study that is needed for the Company to move to the next phase of required permitting needed before the decommission process can take place. The Company remains in good standing with the state regulators and will continue reclamation work on our Ester Dome holdings during 2011.

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

3. Hammond Property

3.1    Hammond Property 2010 Summary

The placer claims comprising our Hammond property are discussed in detail under the heading Description of Properties in this annual report. During 2010, rental payments were made to keep the mining claims in good standing.

3.2    Hammond Property 2011 Work Plan

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

The higher placer gold values in both pay layers are located within the left limit of the Slisco Channel. In addition to the encouraging drill results to date, the potential of extending the channel to the southeast plus the possibility of discovering gold bearing tributary channels, make this a prospect for additional discoveries

This project may require the Company to secure additional funding needed for infill drilling which is needed for resource estimates. Even if funding is acquired, there is no guarantee that a commercial gold bearing placer deposit will be developed. Even if a gold bearing deposit is developed, additional funding will be required to mine the deposit, and until a feasibility study is completed, there is no guarantee that the deposit will be profitable to mine.

4. Eagle Creek Property

4.1   Eagle Creek Property 2010 Work Summary

The Eagle Creek property is discussed in detail under the heading Description of Properties in this annual report. Annual assessment work for 2010 was completed and all mining claim rental payments were made. Exploration work during 2010 involved a new mineral assessment of the Eagle Creek property. The assessment involved compiling the abundance of exploration data that spanned a period of over 40 years and included data from Silverado Gold Mines Inc. and American Copper and Nickel as well as two other mining companies. The preliminary assessment noted several potential gold mineralized structural targets referred to as vein-faults. The mineral assessment included collecting 26 rock samples for geochemical analysis from the property. The assay results and the interpretation of these results were disclosed in variousnews releases. To review these news releases readers and investors are encouraged to visit the Company website www.silverado.com.

4.2   Eagle Creek Property 2011 Work Plan

During 2011, the Company will seek funding for an exploration program that will target the gold-bearing vein-faults. Currently, the Company has applied for essential permits to allow both a trenching and drilling program at the property in 2011. The 2011 exploration program is referred to by the Company as a phase 1 program. The permit application (APMA) is for a 3 year permit which will end in December of 2013. The Company plans to drill 6 to 10 drill holes for a total of 2,500 feet as well as excavate a minimum of 300 feet of bulldozed trenches for near surface bedrock geochemical assays and geologic interpretation. Depending on the results of the phase 1 program, the Company may or may not move forward with additional subsurface exploration.

The vein-faults which include the Scrafford deposit (historic antimony producer) have higher gold grades but are lower tonnage deposits relative to the previous targets of exploration which were bulk-minable intrusive hosted deposits located along the west side of the property. Completing the 2011work listed in this work plan will be contingent on available funding. Even if funding becomes available, there is no assurance that a commercial gold-silver antimony deposit will be defined.

2011 Exploration Budget

Projected Annual Budget for Fiscal Year 2010:

Nolan Gold and Antimony Project:

Drilling	$3,600,000
Construction and Permitting	1,000,000
Core Logging and Assaying	600,000
Drill Pads, Roads and Culverts	400,000
Total Budget All Projects	13,560,000

Equipment Purchase	2,000,000
Fuel and Supplies	700,000
Contingencies	1,700,000
Total Costs for the Nolan Gold and Antimony Project	10,000,000
Total Costs for the Eagle Creek Project	20,000
Total Costs for the Ester Dome Project	520,000
Total Costs for the Hammond Project	20,000
Administration – Head and Field Offices	3,000,000

Completion of all of the projects described in the 2011 work plan will be contingent on additional funding. There is no assurance that additional funding will be obtained. Even if the additional funding is obtained, there is no assurance that a commercial ore deposit will be developed. Revenues from any anticipated gold and antimony sales are projected to be profitable.

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

Silverado is currently having a $150,000 study conducted on the chemical and physical characteristics of Mississippi Red Hills Lignite Coal at the Mineral Industry Research Laboratory at the University of Alaska (Fairbanks) (the “UAF”). In December 2009, the Company received a letter from the UAF requesting the extension of the results by the end of 2011. Results of the tests as well as capital availability and an increase in oil prices would all have to be positive for Silverado Green Fuel Inc. to reconsider construction of its LRCWF project. This aspect of our business is still in the start-up phase of operations and no revenues have been achieved to date. We do not anticipate that revenues from this technology will be achieved until commercialization of the technology has been established.

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

ii.     Lease and Purchase Agreement (King) - The Eagle Creek Property

Silverado has an equal (50%) ownership interest in 77 state mining claims with Kathleen King (“King”). Silverado will acquire a full (100%) ownership interest in such state mining claims upon the payment of an additional $38,000 to King in installments of $5,000 per year.

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

iv.     Exploration And Mining Lease - The Ester Property

Silverado and Gilbert Dobbs (“Dobbs”) entered into an Exploration And Mining Lease (“Dobbs Lease”), dated November 6, 1984, as amended on August 4, 1996, pursuant to which Silverado leased from Dobbs three federal lode mining claims in Fairbanks, Alaska known as the Moose Claim (BLM F061722), the Rosie Claim (BLM F061724) and the Brandy Claim (BLM F06 1725) (collectively, the “Dobbs Claims”), and all exploration, mining, and water rights associated therewith. The above federal Rosie and Brandy claims have been converted to four state mining claims: Rosie 1 (ADL575826), Rosie 2 (ADL575827), Brandy 1 (ADL575828), and Brandy 2 (ADL575829).

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

The maximum size of a federal placer mining claim is 20 acres, and the maximum size of a federal lode mining claim is 20.7 acres. The maximum size of a state of Alaska mining claim is 40 acres. Given the occasional necessity of forming 'fractional' mining claims to infill between properties or to account for staking or survey errors, and using these maximum sizes, we estimate that Silverado either owns or leases a total of approximately 8,400 acres of federal lode claims, 4,050 acres of federal placer claims, and 5,125 acres of state mining claims.

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

MARKET

We are a mineral exploration company with gold and antimony exploration properties located in U.S.A. The gold and antimony metal markets have been strong since 2001, where the gold price has increased from $268 per ounce to over $1,000 per ounce to its current price of $1,380 as of November 30, 2010. Antimony metal price has increased from $0.69 per pound to its current price of approximately $5.30 per pound as of November 30, 2010. Management believes that both the gold and antimony markets will remain strong for the foreseeable future.

EMPLOYEES

We do not have any employees. Our operating and administrative activities are carried out through our agreements with the Tri-Con Mining Group and other independent consultants.

RESEARCH AND DEVELOPMENT EXPENDITURES

The majority of the research and development costs attributable to the low-rank coal-water fuel technology related to further technical work on the fuel creation temperature. We have spent $nil on research and development activities during the past two fiscal years.

	December 1, 2009	December 1, 2008
	to November 30, 2010	to November 30, 2009

Research and Development Expenditures	$--	$--

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

We had deficit working capital as of November 30, 2010 and we have incurred significant losses in the past and did not report revenues in our last three fiscal years ended November 30, 2010, 2009 or 2008. Our 2011 plan of operations calls for expenditures of several millions of dollars to be incurred by us over the next twelve months in order to continue our drilling and exploration activities at the Nolan Gold, Ester Dome, Eagle Creek and Hammond Projects. We will require substantial financing in order for us to pursue our plan of operations. If we do not achieve the necessary financing, then we will not be able to proceed with our planned exploration activities, including our planned test mining activities, and our financial condition, business prospects and results of operations will be materially adversely affected.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our head office is located at Suite 308, 5455 152nd Street, Surrey, British Columbia, Canada V3S 5A5. These premises are comprised of approximately 3,378 square feet and are leased for a term expiring in March 2016.

The Company holds interests in the following four groups of mineral properties located in Alaska, U.S.A:

1.	Nolan Gold Project;
2.	Hammond Property (Slisco Bench);
3.	Ester Dome Properties;
4.	Eagle Creek Properties;

All of these properties are in the exploration stage and have no proven reserves as of November 30, 2010; with the exception of the Nolan property, which has a probable reserve but requires a more extensive feasibility study to ascertain if such probable reserve can be classified as a proven reserve.

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

All of the Nolan Gold Project properties are on federal land and located within the Wiseman B-1 Quadrangle. All of the mineral claims, with the exception noted below, are in the SE 1/4, Township 31 North, Range 12 West, the NE 1/4, Township 30 North, Range 12 West, and SW 1/4, Township 31 North, Range 11 West, Fairbanks Meridian.

In addition to the Nolan Creek properties, Silverado also has two smaller placer claim groups on Clara Creek and Marion Creek, located 1.5 and 3 miles north respectively of the town of Coldfoot, Alaska, situated near the Dalton Highway.

A map illustrating the location and access to the Nolan Gold Project is provided below:

2.    Property Description and Ownership Interest

All of the mineral properties at the Nolan Gold Project are federal mining claims. Federal mining law allows for a locator to stake either a placer deposit or a lode deposit. Under the federal mining law, a 20 acre placer claim with the dimensions of 660 feet by 1,320 feet may be staked. Lode mining claims have dimensions of 600 ft by 1,500 ft.

As of November 30, 2010, Silverado’s Nolan Gold Project consist of 204 unpatented, federal placer mining claims covering approximately 4,080 acres in three non-contiguous groups, and 407 unpatented federal lode mining claims covering approximately 8,140 acres in one large contiguous group. Many of the 407 lode mining claims are superimposed over the placer mining claims. There has been no legal survey on any of the claims. These groups of properties are described in the next subsection.

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

YEAR	STATUS OF OPERATIONS	NATURE OF OPERATIONS	LOCATION	BCY MINED	Tr.Oz. GOLD RECOVERED	RECOVERED GRADE OZ/BCY (Bank Cubic Yards)
1980-88	Test Mining During Exploration	Surface Operations	Archibald / Fay Creek	40,000est	2,400 *	0.060est
1993	Production	Surface Operations	Thompson Pup	33,800	1,304	0.038
1994	Production	Underground Operations	Mary’s Bench Underground	16,143	2,697	0.167
1994	Production	Surface Operations	Eureka Bench Open Cut	29,300	5,733	0.196
1995	Production	Surface Operations	Phase 3 Open Cut	22,285	2,394	0.107
1995	Production	Underground Operations	3B1 Underground	12,991	1,006	0.077
1995	Production	Surface Operations	West Block Open Cut	18,988	1,305	0.069
1995	Production	Surface Operations	Mary’s Bench hydraulic	600	27	0.045
1996	Test Mining During Exploration	Surface Operations	Dolney Bench Surface	5,042	126	0.025

1998	Test Mining During Exploration	Surface Operations	Archibald Creek Surface	5,947	128	0.022
1999	Test Mining During Exploration	Underground Operations	Swede Channel Underground	4,575	623	0.136
1999	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	5,580	112	0.020
2000	Test Mining During Exploration	Surface Operations	Workmans Bench Open Cut	14,919	201	0.013
2003	Test Mining During Exploration	Un derg ro und Operations for Nolan Deep Channel; Surface Operations for Wooll Bench, Mary’s Bench and other	Nolan Deep Channel, Wooll, Mary’s Bench, Other	30,279	451	0.015
2006	Test Mining During Exploration	Underground Operations	Swede Channel Underground	6,843	939	0.137
2007	Test Mining During Exploration	Underground Operations	Swede Channel and Mary’s East Underground	14,092	3,726.8	0.264
2008 and 2009	Exploration for Lode deposits Only	Exploration for Lode deposits Only	Diamond Core Drill Programs (73 holes drilled since 2007)	N/A	N/A	N/A
TOTALS				261,384	23,172.8	0.089

*Includes 1,320 ounces produced by lessee.

We have not achieved profitability in any of the years during which we have carried out test mining activities at the Nolan Gold Project. We did not carry out any gold recovery operations during 2004 and 2005 as we focused on lode exploration on the property, as opposed to test placer mining activities. We also did not carry out any gold recovery operations during the past three years (2008-2010), as we focused on the lode exploration program.

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

The 2006-2007 winter stockpile contained 18,320 LCY (Swede Channel and Mary’s East combined) of gravel material, and was processed from June through July of 2007 at the existing sluice plant location, yielding 2,811.74 troy ounces of gold nugget gold and over 207 pounds of concentrate that contained gold particles smaller than 1/4 inch in size. The fine concentrate yielded 915.06 troy ounces of gold (30% gold), which when combined with 2811.74 troy ounces of nugget gold recovered in 2007 totals 3726.80 troy ounces. Also, the fine concentrates yielded 65.10 troy ounces of silver or 2.15% silver.

4.    Present Condition of the Property

We have spent approximately $35,869,000 over the last 30 years acquiring, exploring and undertaking test mining activities and test exploration on the Nolan Gold Project. Up to November 30, 2010, we have completed 851 placer drill holes with a cumulative total of 49,370 feet of drilling. About 219 of those drill holes were completed along the frozen gold bearing deep channel of the Nolan Creek known as the Nolan Deep Channel. We have also completed 73 lode exploration drill holes with a cumulative total of 21,144 feet of diamond core drilling.

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

On May 17, 2007, Silverado entered into a 10-year 'shared well agreement' with Sukakpak, Inc., an Alaskan corporation, through which Silverado designed, drilled and installed at its expense a high-capacity water well in the nearby rural community of Wiseman, Alaska, to serve both as a source of high-quality drinking water, and a high-volume source of sample processing water. In addition, Silverado upgraded its Nolan Gold Project drinking water storage facility to a series of three fully-enclosed 2,000-gallon plastic storage tanks, and also a modern multi-modular kitchen and dining facility. Silverado also expended approximately $85,400 for the design and installation of a state-of-the-art 'fast activated sludge treatment' (FAST®) arctic-capable wastewater treatment facility designed by Lifewater Engineering Company of Fairbanks, Alaska that is capable of serving the treatment needs of up to 24 personnel, and that treats the camp's domestic wastewater to such a high quality that it can be discharged directly to the land surface. The design, construction and installation of the wastewater facility was undertaken under the approval of the Alaska Department of Environmental Conservation (ADEC).

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

Exploration Objectives for the Nolan Gold Project

Our exploration plans are to expand our reserves and resources on Workman’s Bench and further define gold deposits in order to provide a basis for the assessment of the feasibility of future additional test mining activities at the Nolan project. We are currently undertaking an extensive geological exploration program on the Nolan Gold Project. The program includes drilling, as well as the review of geological, geochemical and geophysical data. We are currently preparing for the development stage on our Nolan Lode and Antimony Project. The Company has acquired a permit to collect a 1,000 cu yd bulk sample of quartz-antimony-gold from the mineralized zone in the Workman’s Bench portion of the Solomon Shear Zone. We have also completed a preliminary feasibility study effective January 1, 2009 and amended June 1, 2009. The overall objectives of our exploration program are as follows:

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

2.

To continue seeking capital investment to allow the successful advancement of our Nolan Gold and Antimony Project to the development stage and mining. We will use the Bundtzen preliminary feasibility study as a road map (guideline) for the project to move forward to the development and mining stage and continue to follow the recommendations of our QP which includes a program designed to upgrade from probable reserves to proven reserves in the Workman’s and Pringle Bench areas, and continue exploration along the strike length of the Solomon Shear Zone, advancing the drilling program northeast to the Hillside Zone. Also, as per our QP’s recommendations, we will involve continued aggressive permitting, fulfilling the requirements of our regulators in an expedient manner.

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

6.    Nolan Gold and Antimony Project Mineral Reserves and Resource Estimates

The following resource estimates were performed by Thomas K. Bundtzen (“Bundtzen”/the “QP”) of Pacific Rim Geological Consulting Inc. Bundtzen is an independent third party mining consultant who is an AIPG Qualified Person. The Company requested a preliminary feasibility study in September 2008. Based on the 2008 feasibility study, the QP concluded that the lode gold and antimony indicated resources underlying Workman’s Bench could be converted to a probable reserve.

For a complete summary of the data used and the methods of determination of the lode resource estimates, readers are encouraged to view the recent 43-101 report by Bundtzen, effective January 1, 2009, which is posted on the Company’s website and on EDGAR and SEDAR. The NI 43-101 Technical Report by Bundtzen that was disclosed on January 1, 2009 was amended June 1, 2009 (the “technical report” or “report”). These resource estimates are based off of an investigation that was not within the current mineral reserve block and as such the grades and tonnages of the probable mineral reserve have not changed.

General Note Regarding Estimates

The following information should be considered in connection with our estimates for Workman’s Bench, which we are disclosing in accordance with applicable SEC standards and regulations:

  Assumed Prices of US $1100/oz for gold and US $5.00/lb for antimony.
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

The following tables summarize the polygon calculations used by the QP to determine the probable mineral reserves for the Workman's Bench gold and antimony deposit, effective January 1, 2009. The data below is based off of 2007 and 2008 diamond core drilling data. As well as channel samples and specific vein samples collected from our underground workings that were collected by the QP in 2008. Detailed maps, outlining the polygons used in the probable reserve estimates, are shown in the QP’s NI 43-101 technical report (feasibility study), effective January 1, 2009, as amended June 1, 2009.

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

Silverado's inferred lode mineral resources, Nolan Creek area

Resource Category	Cut-off grade (% Sb)	Quantity (ton)	Grade (% Sb)	Metal (ton Sb)	Grade (oz/ton Au)	Metal (oz Au)
Inferred	4.0	24,077	12.45	2,997.6	0.245	5,894.7

Notes:

–	The effective date of these resources is January 1, 2009; amended June 1st, 2009
–	Rounding may result in some discrepancies.
–	No processing recovery factors have been applied to these resource figures.
–	The unit ton refers to short tons.
–	Cut-off grade is 4.0% Sb ‘equivalent’, which is the combined values of gold plus antimony expressed in terms of antimony

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

As of November 30, 2010, we were in arrears of required mineral property claims and option payments of $550,000 and therefore our rights to the property were adversely affected. We are currently re-negotiating the terms and conditions of the Alminco agreement with Alminco. Alminco has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears, when business conditions permit; however there is no assurance that we will be able to successfully renegotiate the terms and conditions of the Alminco agreement.

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

(a) Grant Mine

Work at the Grant Mine, on the eastern flank of Ester Dome, was initiated in about 1928 with the sinking of shafts to bedrock to attempt to locate buried alluvial gold. This work, while it did not locate alluvial gold, did reveal quartz rubble near bedrock containing free gold. Mr. Grant, the claim owner, sunk two shafts through about 80’ of loess (silt) cover and by 1931 had reportedly mined about 600 tons from the newly discovered Irishman Vein. This work was all completed from the only levels established, the 50, 100 and 150- foot levels. Mr. Roger Burggraf purchased the claims from Grant’s heirs in 1973 and deepened the shaft to the 200-foot level. This work revealed a new vein, the O’Dea vein which has eclipsed the Irishman vein in importance. Burggraf completed limited development on the Irishman vein and the O’Dea vein during the next 5 years, and in 1978 entered into a lease option agreement with Silverado.

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

(b)St. Paul / Barelka

The St. Paul / Barelka claims have undergone a significant amount of exploration since the early 1980s when they were first acquired by us. The early work was in the form of electromagnetic surveys, geochemical soil sampling, trenching and diamond and percussion drilling. Most recently, in 199 1-1992, ACNC completed 9 diamond drill holes and 3 rotary reverse circulation holes. Subsequent work in 1996-1997 amounted to significant trenching and 91 drill holes focusing on the St Paul structure which had been partially defined by our previous work.

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

(b)Dobbs:

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

  Assumed Price of US $1,100/oz for gold.
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

A. GRANTMINE - O’DEA STRUCTURE

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

EAGLE CREEK PROPERTY

1.    Location and Access

The Eagle Creek property is accessed by the Steese Highway, 10 miles north of Fairbanks, Alaska to Fox, Alaska, then traveling along the Elliot highway 6 miles north to Murphy Dome Road, then west along Murphy Dome Road about 5 miles to the property. A map illustrating the location and access to the Eagle Creek property is provided below:

2.    Ownership Interest

The Eagle Creek property is comprised of 77 Alaska state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The total area of the claims equals approximately 3080 acres and all claims are valid. There has been no legal survey on the claims. Ownership of the claims is in the name of Silverado Gold Mines Inc. There is an 'option to purchase' agreement with Arley Taylor (i.e., now with his descendants), to purchase a 100% interest in the property for $400,000, of which $38,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing. The original option agreement with Arley Taylor was acquired through an agreement with S. Tan who assigned the agreement to us in consideration of 15% royalty from production (15% of net operating profits after payback of costs). We have continued to make option payments on the Eagle Creek property based on the agreement, and as a result all of our mineral claims and options are in good standing.

3.    History of Operations

Earliest work on the property started approximately in 1913, with the original owner exploring for antimony. A number of companies have explored the property from 1964 to the present.

During the early 1980s, geochemical surveys located anomalous gold and antimony targets. Drilling conducted on the property during 1991 and 1992 resulted in the outlining definition of gold mineralization hosted in intrusive rocks. Further in-fill drilling is necessary to determine continuity of the gold bearing sequence, and to ascertain grades of gold within the deposit. During 2010 the Company completed a new mineral assessment of the property. The focus of the mineral assessment was locating and characterizing additional sources of lode gold on the property. The mineral assessment is still on-going.

4.    Present Condition of the Property and Current State of Exploration

We did not complete any exploration activity on the Eagle Creek property during 2008 and 2009 other than assessment work and maintenance; however, an exploration work plan that includes trenching and drilling was developed and has successfully been permitted through the APMA process during December of 2010. Extensive exploration drilling has shown gold mineralization throughout the property. Exploration of the Eagle Creek property is currently in the preliminary stages.

The Eagle Creek property is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the Eagle Creek property. Currently, there is no power supply to the Eagle Creek property, although GVEA power transmission lines run through the property and could supply power in the event a facility is warranted for ore processing in the future. Surface exploration work, including geochemical and geophysical surveys is recommended to be continued as a means of tracing promising mineral bearing rock units. Drilling is recommended to test the subsurface continuity and gold content of the rock units. During the fourth fiscal quarter of 2010 the Company initiated a new mineral assessment of the property which is still ongoing. The mineral assessment was commissioned by Silverado in response to the increase in gold prices and involves compiling over 40 years of exploration data to determine if the Eagle Creek property has potential targets for gold mineralization

5.    Geology

The Eagle Creek property is located within the same regional geology as the Ester Dome property.

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

FEDERAL CLAIM MAINTENANCE FEES AND STATE CLAIM RENTALS

We pay an annual federal claim maintenance fee to the Bureau of Land Management (“BLM”) for each federal mineral claim that is owned by us or held under a purchase or lease agreement. We paid aggregate annual federal claim maintenance fees of $94,080 in 2010, $94,080 in 2009, and $84,000 in 2008.

We pay an annual Alaska state claim rentals to the Alaska Department of Revenue for each state mining claim that is owned or held by us under a purchase or lease agreement. We paid aggregate annual Alaska state claim rental fees of $21,930 in 2010, $21,930 in 2009 and $16,770 in fiscal 2008 and 2007.

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

Mineral resource

National Instrument 43-10 1 Standards of Disclosure for Mineral Projects of the Canadian Securities Administrators defines a “Mineral Resource” as a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction. The location, quantity, grade, geological characteristics and continuity of a mineral resource are known, estimated or interpreted from specific geological evidence and knowledge.

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

Industry Guide 7 – “Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations” of the Securities and Exchange Commission does not define or recognize resources. As used in this Annual Report on Form 10-KSB, “resources” are as defined in National Instrument 43-10 1.

Muscovite	A light coloured mica.

Ore	A natural aggregate of one or more minerals which, at a specified time and place, may be mined and processed and the product(s) at a profit or from which some part may be profitably separated.

Phyllite	An argillaceous rock intermediate between slate and schist.

Placer	Mineral, which has been separated from its host rock by natural processes and is often reconcentrated in streams as “placer deposits” or “placer gold”.

Porphyritic Phases	Areas of rock in which one or more minerals occur as larger crystals in a relatively finer groundmass.

Production Stage	Includes all mining companies engaged in the exploitation of a mineral deposit with proven reserves.

Pyrite	A mineral containing iron and sulphur.

Quartzite	A metamorphic rock composed mostly of quartz (silicon dioxide)

Quartz-Mica Schist	A laminated metamorphic rock with roughly equal quartz and mica. In geophysical surveying, an area with higher electromagnetic conductivity

Resistivity Low	than the surrounding area.

Schist	Flat plate-like metamorphic rock formations, which contain primarily mica.

Slate	A metamorphosed mudstone.

State Claims	Mineral claims up to 40 acres, located on State of Alaska lands.

Stibnite	A mineral composed of antimony and sulphur.

Stocks	Small intrusive bodies of rock.

Thrust Fault Contact	One rock type pushed over top of another at a relatively low angle.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to, and its property is not the subject of, any material pending legal proceeding, in either case other than ordinary routine litigation incidental to the business. The Company also is not aware of any proceeding that a governmental authority is contemplating.

ITEM 4. [REMOVED AND RESERVED.]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the Over-the-Counter (“OTC”) Bulletin Board under the symbol “SLGLF,” on the Berlin Stock Exchange under the symbol “SLGL,” and on the Frankfurt Stock Exchange under the symbol “SLGL.” The following table indicates the range of high and low bid information of our common shares for each quarter within the last two fiscal years:

OTCBB:
	QUARTER ENDED	HIGH BID	LOW BID
	November 30, 2008	$0.01	$0.01
	February 28, 2009	$0.01	$0.01
	May 31, 2009	$0.01	$0.01
	August 31, 2009	$0.02	$0.02
	November 30, 2009	$0.01	$0.01
	February 28, 2010	$0.0065	$0.00569
	May 31, 2010	$0.00413	$0.00363
	August 31, 2010	$0.0033	$0.0028
	November 30, 2010	$0.0034	$0.0031

BERLIN:
	QUARTER ENDED	HIGH BID	LOW BID
	November 30, 2008	$0.01	$0.01
	February 28, 2009	$0.01	$0.01
	May 31, 2009	$0.01	$0.01
	August 31, 2009	$0.01	$0.01
	November 30, 2009	$0.01	$0.01
	February 28, 2010	$0.0065	$0.00569
	May 31, 2010	$0.00413	$0.00363
	August 31, 2010	$0.0033	$0.0028
	November 30, 2010	$0.0034	$0.0031

FRANKFURT
	QUARTER ENDED	HIGH BID	LOW BID
	November 30, 2008	$0.01	$0.01
	February 28, 2009	$0.01	$0.01
	May 31, 2009	$0.01	$0.01
	August 31, 2009	$0.01	$0.01
	November 30, 2009	$0.01	$0.01
	February 28, 2010	$0.0065	$0.00569
	May 31, 2010	$0.00413	$0.00363
	August 31, 2010	$0.0033	$0.0028
	November 30, 2010	$0.0034	$0.0031

The source of the high and low bid information is: http://ca.finance.yahoo.com. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As at March 14, 2011, we had 2,914,377,244 common shares issued and outstanding that were held by approximately 980 registered holders. We believe that there are in excess of 4,000 beneficial owners of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding outstanding equity awards made under equity compensation plans through November 30, 2010, the end of our most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities available for future plan issuance

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders

2010-I Equity Compensation Plan	N/A	N/A	2,848,946
2009-III Equity Compensation Plan	N/A	N/A	N/A
2009-II Equity Compensation Plan	N/A	N/A	N/A
2009 Equity Compensation Plan	N/A	N/A	N/A
2007-I Equity Compensation Plan	N/A	N/A	N/A
2007 Stock Option Plan	12,700,000	$0.07	N/A
Equity Compensation Plans Prior to 2007	31,600,000	$0.05	N/A

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

On December 11, 2009, the Company adopted the 2009-III Equity Compensation Plan (the “2009-III Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the 2009-III Plan may not exceed 120,000,000 in aggregate. On December 16, 2009, the Company filed a registration statement on Form S-8 to register all 120,000,000 of such shares. During the fiscal year ended November 30, 2010, all 120,000,000 of such shares were issued to various consultants for consulting and other services.

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

During the fiscal year ended November 30, 2010, there were no stock options granted under any equity compensation plans. Pursuant to several consulting and other agreements, the Company issued an aggregate of 290,802,188 shares of the Company’s common stock under equity compensation plans in payment of consulting fees and other expenses, valued at the fair market price on the effective dates of the consulting agreements or based on the terms of the agreements.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the operating results and financial position of Silverado Gold Mines Ltd. (“Silverado” or the “Company”) for the fiscal year ended November 30, 2010. It should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the fiscal year ended November 30, 2010.

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

LIQUIDITY AND CAPTIAL RESOURCES

Our current ratio (current assets divided by current liabilities) as of November 30, 2010 was 0.16 as compared to 0.38 as of November 30, 2009. This ratio is commonly used as a measure of a company’s liquidity. We look at actual dollars in analyzing our liquidity. Since the Company’s cash inflow has been generated mainly from sales of shares of the Company’s common stock, gold sale proceeds earned during the exploration stage, debentures and loans, it will be very difficult for the Company to meet the current and anticipated obligations without raising additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we will not be able to fully implement our business plan or sustain ongoing operations.

As of November 30, 2010, the Company had a working capital deficit of $2,022,000 as compared to a working capital deficit of $1,203,000 as of November 30, 2009. The Company had cash and cash equivalents of $66,267 on hand as of November 30, 2010 as compared to cash and cash equivalents of $nil as of November 30, 2009. The Company’s total assets for such periods were $2,484,000 (November 30, 2009: $3,152,000) and the total current assets were $389,000 (November 30, 2009: $745,000).

As of November 30, 2010, the Company’s current assets consist of $6,316 (November 30, 2009: $6,316) in gold inventory and $316,393 (November 30, 2009: $738,473) in prepaid and other receivables. Included in prepaid and other receivables were non-cash prepaid consulting and other fees of $271,193 (November 30, 2009: $716,865) paid through issuances of the Company’s common stock under the Company’s equity compensation plans.

The majority of the Company’s assets are long-term or non-cash in nature and thus considered being of lower liquidity.

The Company’s mineral rights were valued at $1,600,000 as of November 30, 2010 as compared to $1,399,000 as of November 30, 2009, an increase of approximately $201,000 or 14%. The increase in the value of our mineral rights this past year is directly attributable to $116,000 in paid claim fees, $5,000 in paid royalty payments and $80,000 in accrued royalty payments. The net book value of our fixed assets was $494,000 as of November 30, 2010 as compared to $1,002,000 as of November 30, 2009, a decrease of approximately $508,000 or 51%. The decrease in the net book value of our fixed assets was mainly due to $168,000 of depreciation, $340,000 of impairment of leasehold improvements.

The current liabilities as of November 30, 2010 totaled $2,411,000 as compared to $1,948,000 as of November 30, 2009, an increase of approximately $463,000 or 24%. Included in current liabilities are $872,000 (2009: $1,064,000) due to related parties, which has been classified as financing activities in the Company’s cash flow statements, and $916,000 (2009: $883,000) of accounts payable and accrued liabilities.

The Company has not yet generated revenues since recommencement of the exploration stage on December 1, 2001 and our cash was primarily generated from the sale of our securities. During the fiscal year ended November 30, 2010, the Company raised $594,000 of net proceeds through completed private placements of which $100,000 was received from uncompleted private placement subscriptions in the fiscal year ended November 30, 2009. During the fiscal year ended November 30, 2009, the Company raised $2,047,000 of net proceeds through completed private placements and received $100,000 through uncompleted private placement subscriptions. In addition, the Company received $237,000 as a result of mining equipment disposals and $52,000 as a result of gold inventory sales in the fiscal year ended November 30, 2009.

During the fiscal year ended November 30, 2010, the Company spent $121,000 (2009: $121,000) on mineral rights and $439,000 (2009: $869,000) on the mineral exploration and drilling program. In addition, the Company has spent $664,000 (2009: $1,495,000) on other operating activities. The Company has been reviewing its budgets for its current business needs and its further exploration and early stage production at its Nolan Creek property in Alaska. Our plan of mining operations in Alaska anticipates that we will need to raise and expend approximately $10,560,000 during fiscal year 2011. We will also need to raise and spend approximately $3,000,000 on general and administrative costs during fiscal year 2011.

The Company is currently seeking capital to place the Nolan mine into the development and production phase.

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

	Canada	United States	Total
As of November 30, 2010
Current assets	$-	$-	$-
Mineral rights	-	1,600,442	1,600,442
Property, plant and equipment	7,676	486,740	494,416
Total assets, as of November 30, 2010	$7,676	$2,087,183	$2,094858

As of November 30, 2009
Current assets	$-	$-	$-
Debt issuance costs	-	-	-
Mineral rights	-	1,398,601	1,398,601
Property, plant and equipment	423,121	578,888	1,002,009
Total assets, as of November 30, 2009	$423,121	$1,977,489	$2,400,610

For the Year Ended November 30, 2010
Total comprehensive loss	$3,427,418	$685,249	$4,112,667

For the Year Ended November 30, 2009
Total comprehensive loss	$5,210,916	$1,462,929	$6,673,845

SUMMARY OF MINERAL EXPLORATION PROGRAM AND PLAN OF OPERATION

The Nolan Lode Antimony and Gold Project has been the focus of the Company’s exploration strategy since 2007 and will be the focus again in 2011. Although a lack of sufficient capital did not allow for the permitted 1,000 cubic yard bulk sample under Workman’s Bench in 2010, the Company plans to continue exploration drilling for the purpose of defining additional mineral resources associated with the Solomon Shear Zone.

Following the 2009 drill program at Nolan Creek, the Company determined that a larger core drilling rig will be needed in order to move forward with drilling in 2011. The current Company owned drill rig is limited to less than 500 feet of drilling. Any additional drilling beyond the current resource blocks will require larger and more powerful drills that can drill over 1,000 feet.

During 2010 there was no additional drilling within the current probable reserve block at Workman’s Bench and therefore there have been no changes to the probable mineral reserve which amounts to 42,412 tons grading 28% antimony, and 0.408 ounces/ton gold. Through the end of 2008, the Workman’s and Pringle Bench gold and antimony deposits contained a total inferred resource amounting to 24,077 tons grading 12.45% antimony and 0.245 ounces/ton gold (for both estimates, see “January 1, 2009 NI-43-101 Technical Report for Nolan Creek which was amended June 1, 2009).

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

The plan of operation for the Nolan Gold Project for the 2011 fiscal year is the advancement toward the development and mining stage of our Nolan Gold and Antimony Project, especially along the southwestern end of the Solomon Shear Zone in the Workman’s Bench Area. The Company is in a transitional phase between exploration and development. The recent preliminary feasibility study effective January 1, 2009, amended June 1, 2009, supported a mineral reserve of antimony and gold underlying the southwestern portion of the Solomon Shear Zone, an area referred to by the Company as Workman’s Bench. The 2008 feasibility study by Bundtzen concluded that the Nolan Gold and Antimony Project in the Workman’s Bench area is economically viable.

Our plan of operations for the next three years involves collecting a 1,000 cu yd bulk sample of the stibnite-gold vein material from the mineralized zones referred to as the ‘A’ Zone and possibly ‘B’ and West Zones. The bulk sample will be for larger scale milling and processing tests, and a more accurate mineralogical determination of the gold, especially what the Company has termed ‘nugget effect’ of the gold found in the massive stibnite veins. The Company believes that the grade of gold will increase upon the extraction of the larger scale bulk sample due to the ‘nugget effect’ which is not represented during the drilling effort. The successful extraction of a 1,000 cu yd sample will give a better indication of the special and physical relationships between the gold and the antimony. The bulk sample is also necessary for additional verification of the purity of the antimony content in the stibnite and whether or not at depth there is a potential for zonation of increased deleterious metals that could contaminate the antimony ore.

The plan of operations for 2011 involves the continuation of a variety of characterization studies in preparation for the development stage and for permitting requirements necessary for the future production of the antimony-gold deposit underlying the Workman’s Bench. These studies include but are not limited to additional hydrologic studies proximal to our planned underground workings, as well as environmental baseline studies of the flora and fauna and the baseline chemical and physical parameters of the creek water, and acid-base accounting (ABA) studies of the ore-hosting rock determining an appropriate, effective and safe disposal of acid mine waste rock.

Much of the work planned for 2011 is seasonal dependent. During the summer months we plan to use our diamond core drill for infill drilling for additional reserve estimates and structural interpretation. We plan to drill a minimum of 20 shallow (200 to 500 ft) NQ diamond core drill holes, as well 30 deeper holes (> 500 ft) into the Solomon Shear Zone. Also, many of the formerly mentioned characterization studies will be continued through the summer months. Depending on available capital, the Company plans the procurement of necessary facility and system upgrades, as well as the acquisition of necessary equipment and the construction of a pilot mill facility. Currently we have a fully functioning all season enclosed 23 man camp with three functioning offices with computers and internet access. The camp has a STW treatment plant for sewage and graywater treatment. The camp site also has a large mechanics shop for working on heavy equipment such as backhoes and bulldozers. The camp also has multiple ADEC approved containments with tanks capable of storing 30,000 gallons of diesel fuel, and a peripheral explosives storage area.

During the late fall of 2011, we plan to open our portal and begin the excavation of a decline to begin the extraction of the bulk sample. We plan to extract the majority of vein material from the ‘A’ Zone since more than 70% of the current reserve is in this zone. We plan to use a cut-and-fill stoping method. Once a stope is driven, the vein structure will be shot off the rib at an estimated width of 2 feet and mucked out for storage and processing at the surface. Waste rock will be temporarily stored on lined pads along the left limit Bench of Nolan Creek Valley, an area used previously by the Company for seasonal storage of bulk samples.

Currently, the Company’s engineers and geologists have designed the subsurface routes for an access decline and egress routes for the extraction of the bulk sample material, as well as located sites for temporary tailings storage and additional layout sites and mill design.

Readers and investors are cautioned that much of the work planned in 2011 is contingent upon available funding and the success and speed of the permitting process.

Our exploration plans are to further define lode gold and antimony resources.. The program includes drilling and trenching, as well as the review of geological and geophysical data. Our proposed drilling program for 2011 will be aimed at lode gold and antimony exploration. Lode drilling will focus on Pringle Bench, Workman’s Bench and the Hillside along the Solomon’s Shear trend, and is designed to provide a better three dimensional understanding of the mineralized sections of the structure and how it is related to the placer gold deposits of the Nolan Creek area.

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

Ester Dome Property

During 2011, we plan to move forward with the closure of the Grant Mill Tailings Pond. This pond is filled to capacity, and will be capped and decommissioned after a final approval of the tailings pond closure plan is received from State of Alaska regulatory agencies. A meaningful exploration program may be completed during the summer months to explore for and identify small high-grade gold anomalies as well as larger low-grade gold anomalies. Completing the 2011 exploration work plan will be contingent on available funding.

(b) Hammond Property

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

(d) Eagle Creek Property

During 2011, we plan to move forward with an exploration program which will include both trenching and diamond core drilling. The majority of the permits required for the proposed exploration program have been approved. If funding permits, the Company will design a drilling program to further investigate the gold mineralization associated with the mineralized structures known as vein-faults.

A commercially viable economic mineral deposit has not been defined on the property, and there is no assurance that a commercially viable economic mineral deposit exists on the property. Any proposed exploration program that includes drilling is dependent on available capital and there is no assurance that the Company will be able to initiate such a program.

Low-Rank Coal-Water Fuel Project

Silverado is currently having a $150,000 study conducted on the chemical and physical characteristics of Mississippi Red Hills Lignite Coal at the Mineral Industry Research Laboratory at the University of Alaska (Fairbanks) and expects results in 2011. Results of the tests as well as capital availability and an increase in oil prices would all have to be present and sufficient for Silverado Green Fuel Inc. to reconsider construction of its LRCWF project.

RESULTS OF OPERATIONS – Fiscal Years Ended November 30. 2010 and 2009

The Company has not generated revenues since recommencement of the exploration stage from December 1, 2001 to November 30, 2010. For the fiscal year ended November 30, 2010, we reported a net loss of $4,113,000, or $0.002 per share, compared to a net loss of $6,674,000, or $0.005 per share for the fiscal year ended November 30, 2009, a decrease of approximately 38%.

The major decreases in fiscal year 2010, as compared to the same period in 2009, were the Company’s accounting and audit fees by $56,000, promotion and travel expenses by $50,000, consulting fees by $1,079,000, depreciation expenses by $48,000, exploration expenses by $430,000, management services by $635,000, reporting and investor relations by $146,000, and transfer agent and filing fees by $40,000. These decreases were mainly due to cash limitations and the development of a restructuring plan that the Company is working on to fund its exploration and development activities. Included in $1,505,000 of consulting fees for the fiscal year ended November 30, 2010 was $1,500,000 of non-cash consulting fees paid through issuances of the Company’s common stock.

The major increases included in the net loss for fiscal year 2010, as compared to the same period in 2009, were increases of $409,000 for accretion of discount on convertible debt, $75,000 for penalty on convertible debt, $40,000 for office expenses, and $54,000 for its related party charges in excess of cost. Such increases were mainly due to the increased funding during the period from convertible debt and promissory note financings. During the fiscal year ended November 30, 2010, the Company also recognized an impairment of leasehold improvements of $341,000 as the Company moved its office subsequent to year end.

RELATED PARTY TRANSACTIONS

The details of related party transactions are disclosed in footnote 10 of the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2010 (Item 8, below).

CRITICAL ACCOUNTING POLICIES

The details of our critical accounting policies are disclosed in footnote 2 of the Company’s audited consolidated financial statements for the fiscal year ended November 30, 2010 (Item 8, below).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our audited financial statements for the year ended November 30, 2010, as set forth below, are included with this Annual Report on Form 10-K. Our audited financial statements are prepared on the basis of accounting principles generally accepted in the United States and pursuant to Regulation S-X as promulgated by the SEC and are expressed in U.S. dollars.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)

November 30, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Silverado Gold Mines Ltd.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Silverado Gold Mines Ltd. (An Exploration Stage Company) as of November 30, 2010 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the year then ended. We have also audited the adjustments described in Note 21 that were applied to restate the 2009 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of November 30, 2009, and for the year then ended, were audited before restatement by another firm of independent accountants, which expressed an audit opinion without reservation on those consolidated financial statements in its report dated March 4, 2010. Our opinion on the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from December 1, 2001 (Date of Recommencement of Exploration Stage) to November 30, 2010, insofar as it relates to amounts for prior periods through November 30, 2009, is based on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverado Gold Mines Ltd. (An Exploration Stage Company) as of November 30, 2010, and the results of its operations, cash flows and stockholders’ equity (deficit) for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott LLP"
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 14, 2011

MF
Mallah Furman
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Silverado Gold Mines Ltd. and Subsidiaries (An Exploration Stage Company) (the "Company") as of November 30, 2009 and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our opinion on the consolidated statements of operations, cash flows and stockholders' equity for the period since recommencement of the exploration stage from December 1, 2001 to November 30, 2009 insofar as it relates to amounts for the prior periods through November 30, 2004 is based on the reports of other auditors.

Mallah Furman

Fort Lauderdale, Florida
March 4, 2010, except for note 21
which is as of March 14, 2011

mallahfurman.com

Brickell Bay Office Tower 1001 Brickell Bay Drive, Suite 1400, Miami, Florida 33131 Phone: 305.371.6200 Fax: 305.371.8726
Royal Palm at Southpointe 900 South Pine Island Road, Suite 110, Ft. Lauderdale, Florida 33324 Phone: 954.475.3199 Fax: 954.472.4500

Member American Institute of Certified Public Accountants • Florida Institute of Certified Public Accountants • JHI International

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	November 30,	November 30,
	2010	2009
	$	$
		(Restated –
		Note 21)
ASSETS
Current Assets
Cash	66,267	–
Gold inventory (Note 3)	6,316	6,316
Prepaid expenses and other receivables (Note 4)	316,393	738,473
Total Current Assets	388,976	744,789
Debt Issuance Costs	–	6,825
Mineral Properties and Rights (Note 5)	1,600,442	1,398,601
Property and Equipment (Note 6)	494,416	1,002,009
Total Assets	2,483,834	3,152,224

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	915,819	882,768
Due to related parties (Note 10)	871,744	1,064,046
Promissory notes (Note 7)	62,327	–
Convertible debt, net of unamortized discount of $414,380 (Note 8)	10,620	880
Mineral Claims Royalty Payable	550,000	–
Total Current Liabilities	2,410,510	1,947,694
Asset Retirement Obligation (Note 9)	565,016	540,407
Mineral Claims Royalty Payable	–	470,000
Total Liabilities	2,975,526	2,958,101
Commitments and Contingencies (Notes 1 and 15)
Subsequent Events (Note 20)
Stockholders’ Equity (Deficit)
Common Stock, unlimited shares authorized, no par value; 2,441,343,879 shares issued and outstanding (2009 - 1,577,667,073)	103,999,508	100,847,531
Additional Paid-in Capital	1,397,805	1,230,646
Shares To Be Issued	207,716	100,000
Deficit Accumulated During the Exploration Stage	(106,096,721)	(101,984,054)
Total Shareholders’ Equity (Deficit)	(491,692)	194,123
Total Liabilities and Stockholders’ Equity (Deficit)	2,483,834	3,152,224

(The accompanying notes are an integral part of these consolidated financial statements)

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated From
	December 1, 2001
	(Date of
	Recommencement of
	Exploration Stage)	Years Ended
	to November 30,	November 30,
	2010	2010	2009

			(Restated –
			Note 21)

Revenue	–	–	–

Expenses

Accounting and auditing	896,041	60,919	116,924
Advertising, promotion and travel	3,026,344	15,741	65,313
Consulting fees	12,036,909	1,505,221	2,584,698
Depreciation and accretion	2,944,010	168,195	216,083
Exploration expenses	16,022,846	439,099	868,940
Amortization of debt issuance costs	319,303	16,625	675
Foreign exchange (gain) loss	(392,033)	(127,188)	91,358
Legal and other professional fees	1,865,330	299,183	296,062
Management services (Note 10)	6,543,246	144,259	779,751
Office expenses	5,332,415	382,477	342,340
Related party charges in excess of cost incurred (Note 10)	4,932,026	20,938	(32,780)
Reporting and investor relations	1,557,912	214,561	360,229
Research	1,064,735	–	–
Transfer agent and filing fees	441,004	61,173	101,041
Impairment of mineral claim expenditures	1,159,529	–	–
Impairment of property and equipment (Note 6)	329,679	–	12,254
Impairment of leasehold improvements	340,821	340,821	–

Total Operating Expenses	58,420,117	3,542,024	5,802,888

Operating Loss	(58,420,117)	(3,542,024)	(5,802,888)

Gold income earned during the exploration stage

Gold sale proceeds earned during the exploration stage	3,714,310	–	52,450
Cost of gold sold	(3,250,373)	–	(43,790)
Gold inventory addition from gold extraction	3,248,056	–	–

Total Gold Income Earned During the Exploration Stage	3,711,993	–	8,660

Other Income (Expense)

Interest and other income	278,067	77	183
Interest expenses on capital lease obligations	(333,221)	–	–
Accretion of discount on convertible and promissory debentures	(1,116,878)	(409,491)	(380)
Other interest expenses and bank charges	(128,641)	(56,432)	(12,101)
Penalty on convertible debt	(75,000)	(75,000)	–
Commitment fees	(960,000)	–	(960,000)
Loss on disposal of property and equipment	(279,529)	–	(168,146)
Loss on derivatives (Note 8(b))	(29,797)	(29,797)	–
Gain on derecognition of convertible debentures and accrued interest	260,827	–	260,827

Total Other Expenses	(2,384,172)	(570,643)	(879,617)

Loss before cumulative effect of accounting change	(57,092,296)	(4,112,667)	(6,673,845)

Cumulative effect of accounting change	(99,481)	–	–

Net Loss	(57,191,777)	(4,112,667)	(6,673,845)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.01)

Weighted Average Shares Outstanding		1,893,315,000	1,274,217,440

(The accompanying notes are an integral part of these consolidated financial statements)

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From
	December 1, 2001
	(Date of
	Recommencement of
	Exploration Stage)	Years Ended
	to November 30,	November 30,
	2010	2010	2009

			(Restated –
			Note 21)
Operating Activities
Net loss	(57,191,777)	(4,112,667)	(6,673,845)
Adjustments to reconcile net loss to cash used in operating activities:
Cumulative effect of accounting change	99,481	–	–
Amortization of debt issue costs	7,500	6,825	675
Depreciation and accretion	2,944,010	168,195	216,083
Loss on disposal of property and equipment	279,529	–	168,146
Stock-based compensation included in management fees	3,375,644	–	–
Stock issued for debenture	217,687	–	–
Stock issued for consulting and other expenses	6,911,069	1,105,031	2,361,832
Prepaid consulting fees expensed	1,050,366	716,866	333,500
Stock issued for commitment fees	960,000	–	960,000
Financing expense	252,003	–	–
Accretion of discount on convertible debt	907,441	409,491	380
Loss on derivative	29,797	29,797	–
Gain on derecognition of convertible debt and accrued interest	(260,827)	–	(260,827)
Impairment of mineral claim expenditures	1,159,529	–	–
Impairment of property and equipment	329,679	–	12,254
Impairment of leasehold improvements	340,821	340,821	–
Changes in operating assets and liabilities:
Gold inventory	2,317	–	43,790
Prepaid expenses and deposits	(46,576)	(27,843)	28,250
Accounts payable and accrued liabilities	621,357	235,495	442,135
Advances to related party	580,432	(192,302)	(12,835)
Asset retirement obligation	35,705	24,609	3,149
Net Cash Used in Operating Activities	(37,394,813)	(1,295,682)	(2,377,313)
Investing Activities
Investment in mineral properties and rights	(1,366,942)	(121,841)	(121,010)
Purchase of property and equipment	(3,081,119)	(1,423)	(3,178)
Proceeds from sale of property and equipment, net	825,299	–	236,510
Net Cash (Used In) Provided By Investing Activities	(3,622,762)	(123,264)	112,322
Financing Activities
Repayment of loans payable	(110,728)	–	–
Repayment of capital lease obligation	(1,131,607)	–	–
Proceeds from issuance of convertible debt, net	570,000	502,500	67,500
Proceeds from issuance of promissory notes	62,327	62,327	–
Share subscriptions received	99,292	99,292	100,000
Proceeds from issuance of common stock,net	41,350,152	593,781	2,046,500
Proceeds from exercise of warrants	227,313	227,313	–
Net Cash Provided By Financing Activities	41,066,749	1,485,213	2,214,000
Increase (Decrease) In Cash	49,174	66,267	(50,991)
Cash - Beginning of Period	17,093	–	50,991
Cash - End of Period	66,267	66,267	–

Supplemental Disclosures
Interest paid		8,075	12,292
Income taxes paid		–	–

Supplemental Cash Flow Information (Note 18)

(The accompanying notes are an integral part of these consolidated financial statements)

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from December 1, 2001 (Date of Recommencement of Exploration Stage) to November 30, 2010
(Expressed in US dollars)

						Deficit
			Common			Accumulated
			Stock	Additional		During the
	Common Stock		to be	Paid-in	Deferred	Development
	Shares	Amount	Issued	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$
Balance, December 1, 2001 (Date of
recommencement of exploration stage)	42,423,988	47,056,285	–	–	–	(48,904,944)	(1,848,659)
Shares issued for cash	20,775,000	2,922,000	–	–	–	–	2,922,000
Shares issued upon the exercise of warrants	16,250,000	1,970,000	–	–	–	–	1,970,000
Shares issued upon the exercise of options	6,900,000	925,000	–	–	–	–	925,000
Shares issued to settle debt	6,944,308	1,465,927	–	–	–	–	1,465,927
Shares issued for consulting fees	4,793,335	1,232,551	–	–	–	–	1,232,551
Subscriptions received	–	–	268,613	–	–	–	268,613
Stock option granted	–	–	–	292,320	(164,213)	–	128,107
Net loss for the year	–	–	–	–	–	(6,965,911)	(6,965,911)
Balance, November 30, 2002	98,086,631	55,571,763	268,613	292,320	(164,213)	(55,870,855)	97,628
Shares issued for cash	24,651,340	5,327,245	–	–	–	–	5,327,245
Shares issued upon the exercise of
warrants	15,278,171	1,344,575	–	–	–	–	1,344,575
Shares issued upon the exercise of options	200,000	70,000	–	–	–	–	70,000
Shares issued to settle debt	5,299,542	1,198,467	–	–	–	–	1,198,467
Shares issued for consulting fees	2,511,668	554,085	(268,613)	–	–	–	285,472
Subscriptions received	–	–	115,000	–	–	–	115,000
Amortization of stock-based compensation	–	–	–	–	129,397	–	129,397
Stock options granted	–	–	–	171,994	(42,896)	–	129,098
Net loss for the year	–	–	–	–	–	(8,519,169)	(8,519,169)
Balance, November 30, 2003	146,027,352	64,066,135	115,000	464,314	(77,712)	(64,390,024)	177,713
Shares issued for cash	55,114,441	2,564,899	(115,000)	–	–	–	2,449,899
Shares issued upon the exercise of warrants	14,876,597	845,745	–	–	–	–	845,745
Shares issued to settle debt	2,014,530	200,023	–	–	–	–	200,023
Shares issued for consulting fees	6,416,667	577,140	–	–	–	–	577,140
Subscriptions received	–	–	70,000	–	–	–	70,000
Amortization of stock-based compensation	–	–	–	–	77,712	–	77,712
Stock-based compensation	–	–	–	2,000	–	–	2,000
Net loss for the year	–	–	–	–	–	(4,836,363)	(4,836,363)
Balance, November 30, 2004	224,449,587	68,253,942	70,000	466,314	–	(69,226,387)	(436,131)
Shares issued for cash	120,219,687	2,735,893	(70,000)	–	–	–	2,665,893
Shares issued for consulting fees	6,285,000	284,900	–	–	–	–	284,900
Stock-based compensation	4,100,001	252,003	–	–	–	–	252,003
Subscriptions received	–	–	54,500	–	–	–	54,500
Net loss for the year	–	–	–	–	–	(3,394,107)	(3,394,107)
Balance, November 30, 2005	355,054,275	71,526,738	54,500	466,314	–	(72,620,494)	(572,942)

(The accompanying notes are an integral part of these consolidated financial statements)

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from December 1, 2001 (Date of Recommencement of Exploration Stage) to November 30, 2010
(Expressed in US dollars)

						Deficit
			Common			Accumulated
			Stock	Additional		During the
	Common Stock		to be	Paid-in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$
Balance, November 30, 2005	355,054,275	71,526,738	54,500	466,314	–	(72,620,494)	(572,942)
Cumulative effect of accounting change, net of income taxes	–	–	–	–	–	272,867	272,867
Shares issued for cash	238,285,057	8,690,554	(23,000)	–	–	–	8,667,554
Shares issued upon the exercise of warrants	31,370,720	1,554,056	(31,500)	–	–	–	1,522,556
Shares issued for consulting fees	6,075,000	767,250	–	–	–	–	767,250
Subscriptions received	–	–	273,600	–	–	–	273,600
Net loss for the year	–	–	–	–	–	(7,171,319)	(7,171,319)
Balance, November 30, 2006	630,785,052	82,538,598	273,600	466,314	–	(79,518,946)	3,759,566
Shares issued for cash	63,866,669	1,656,042	–	–	–	–	1,656,042
Shares issued upon the exercise of warrants	65,754,387	3,429,586	–	–	–	–	3,429,586
Shares issued upon the exercise of options	12,680,000	642,000	–	–	–	–	642,000
Shares issued for consulting fees	12,521,609	1,108,415	(273,600)	–	–	–	834,815
Subscriptions received	–	–	275,136	–	–	–	275,136
Stock-based compensation	–	–	–	734,094	–	–	734,094
Net loss for the year	–	–	–	–	–	(7,308,157)	(7,308,157)
Balance, November 30, 2007	785,607,717	89,374,641	275,136	1,200,408	–	(86,827,103)	4,023,082
Shares issued for cash	115,698,459	3,672,700	–	–	–	–	3,672,700
Shares issued upon the exercise of warrants	43,330,925	1,040,332	(275,136)	–	–	–	765,196
Shares issued for consulting fees	32,800,000	1,040,000	–	–	–	–	1,040,000
Share issuance costs	–	(409,601)	–	–	–	–	(409,601)
Net loss for the year	–	–	–	–	–	(8,483,106)	(8,483,106)
Balance, November 30, 2008	977,437,101	94,718,072	–	1,200,408	–	(95,310,209)	608,271
Shares issued for cash	281,910,870	2,106,000	–	–	–	–	2,106,000
Shares issued for consulting fees	193,609,800	2,839,456	–	–	–	–	2,839,456
Shares issued for services	11,709,302	91,241	–	–	–	–	91,241
Shares issued for commitment, legal and financing fees	113,000,000	1,152,262	–	–	–	–	1,152,262
Share issuance costs	–	(59,500)	–	–	–	–	(59,500)
Subscriptions received	–	–	100,000	–	–	–	100,000
Conversion feature on convertible debenture	–	–	–	30,238	–	–	30,238
Net loss for the year	–	–	–	–	–	(6,673,845)	(6,673,845)
Balance, November 30, 2009 (Restated)	1,577,667,073	100,847,531	100,000	1,230,646	–	(101,984,054)	194,123

(The accompanying notes are an integral part of these consolidated financial statements)

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from December 1, 2001 (Date of Recommencement of Exploration Stage) to November 30, 2010
(Expressed in US dollars)

						Deficit
			Common			Accumulated
			Stock	Additional		During the
	Common Stock		to be	Paid-in	Deferred	Exploration
	Shares	Amount	Issued	Capital	Compensation	Stage	Total
	#	$	$	$	$	$	$
Balance, November 30, 2009 (Restated)	1,577,667,073	100,847,531	100,000	1,230,646	–	(101,984,054)	194,123
Shares issued for cash	223,807,324	693,975	(100,000)	–	–	–	593,975
Shares issued upon the exercise of warrants	82,917,550	227,313	–	–	–	–	227,313
Shares issued for consulting fees	200,892,137	885,156	–	–	–	–	885,156
Shares issued for services	17,958,015	80,410	–	–	–	–	80,410
Shares issued for commitment, legal and financing fees	134,047,295	507,808	–	–	–	–	507,808
Shares issued upon conversion of debentures	204,054,485	407,443	–	–	–	–	407,443
Share issuance costs	–	(193)	–	–	–	–	(193)
Subscriptions received	–	–	99,292	–	–	–	99,292
Share issuable pursuant to convertible debt agreements	–	–	108,424	–	–	–	108,424
Beneficial conversion feature on convertible debt	–	–	–	417,620	–	–	417,620
Reclassification of beneficial conversion feature on conversion of convertible debt	–	250,461	–	(250,461)	–	–	–
Fair value of embedded conversion option reclassified on conversion of convertible debt	–	99,604	–	–	–	–	99,604
Net loss for the year	–	–	–		–	(4,112,667)	(4,112,667)
Balance, November 30, 2010	2,441,343,879	103,999,508	207,716	1,397,805	–	(106,096,721)	(491,692)

(The accompanying notes are an integral part of these consolidated financial statements)

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

1.	Nature of Operations

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

The Company is considered to be an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. Accumulated results of operations and cash flows are presented from December 1, 2001, the date the Company re-entered the exploration stage.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at November 30, 2010, the Company has a working capital deficiency of $2,021,534 and has accumulated losses of $106,096,721 since inception and its operations continue to be funded primarily from sales of its stock and the sale of gold extracted during exploration activities. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties and completion of the research and development of its low-rank coal-water fuel project is dependent on the Company’s ability to obtain the necessary financing from sales of its stock and debt financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's plan for the 2011 exploration season for its Alaska operations is to drill further reserves and core analysis through a contracted diamond drill operation at the Nolan project and to use the Company's own smaller diamond drill core rig for preliminary exploration drilling on its Eagle Creek property 8 miles North of Fairbanks, Alaska. The Company intends to fund these activities through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending November 30, 2011. There is no assurance that the Company will obtain the necessary financing to complete its objectives.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company and the accounts of its wholly-owned subsidiaries, Silverado Gold Mines Inc. and Silverado Green Fuel Inc. All inter-company transactions and balances have been eliminated. The Company’s fiscal year-end is November 30.

	b)	Use of Estimates

The preparation of these consolidated statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation, deferred income tax asset valuations, asset retirement obligations, financial instrument valuation, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

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

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis as follows:

Mining equipment	10 years
Auto and trucks	5 years
Computer equipment	3 years
Computer software	1 year
Leasehold improvements	5 – 7 years
Furniture and fittings	10 years

e)	Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value, as required by ASC 820, must maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The carrying values of cash, other receivables, accounts payable, mineral claims royalty payable, promissory notes, and due to related parties approximate fair values because of the short-term maturity of these instruments. The carrying amount reported in the balance sheet for convertible debt approximates fair value based on current market rates for similar financial instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

f)	Gold Inventory

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

g)	Revenue Recognition

Proceeds from the sale of gold recoveries from test mining are recorded as other income earned during the exploration stage. The Company recognizes revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

h)	Mineral Property Costs

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized. Such costs will be amortized using the units-of-production method over the estimated recoverable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	i)	Asset Retirement Obligation

The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

	j)	Foreign Currency Translation

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 740, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	k)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at November 30, 2010 and 2009, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

	l)	Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	m)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	n)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 395,150,214 as of November 30, 2010.

	o)	Debt Issuance Costs

The Company recognizes debt issue costs on the balance sheet when incurred, and amortizes the balance over the term of the related debt.

	p)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	q)	Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

	r)	Recently Issued and Adopted Accounting Pronouncements

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Gold Inventory

The Company’s test production in past years has yielded gold dust and gold nuggets. Gold dust has yielded sales prices equivalent to the spot gold price. Gold nuggets, however, are considered to be gem or jewelry items, which in the industry sell at a higher price than the spot price. They are valued according to weight, purity, character, and relative flatness (wearing quality). Historically, the Company’s gold nuggets have sold at prices above the spot gold price. The following is a summary of gold inventory changes during the fiscal years ended November 30, 2010 and 2009:

		Weighted
	Troy Ounces	Average Price	Value

Balance as of November 30, 2008	76	$657.50	$50,106
Cost of gold sold	(66)	657.50	(43,790)
Balance as of November 30, 2009	10	657.50	6,316
Cost of gold sold	–	–	–
Balance as of November 30, 2010	10	$657.50	$6,316

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

4.	Prepaid Expenses and Other Receivables

Prepaid expenses and other receivables consist of:

	November 30, 2010	November 30, 2009

Prepaid consulting and other fees resulting from share issuance	$223,193	$608,640
Shares issued for attorney retainer	48,000	108,225
Total prepaid expenses resulting from share issuance	271,193	716,865
Insurance deposits, GST refund and others	45,200	21,608
Total	$316,393	$738,473

During the year ended November 30, 2010, the Company issued an aggregate of 299,897,447 shares of the Company’s common stock for consulting and other service fees, valued at the fair market price on the measurement date, for total consideration of $1,371,974, of which $271,193 was recorded as prepaid expenses at November 30, 2010.

Of the shares of the Company’s common stock issued for consulting and other services, 20,000,000 shares were issued to a consultant to render services for a 1 year period commencing on February 11, 2010; 25,000,000 shares were issued to a consulting to render services for a 3 month period commencing on November 9, 2010; and 25,000,000 shares were issued to a consultant to render services for a 3 month period commencing on October 25, 2010.

During the fiscal year ended November 30, 2009, the Company issued an aggregate of 218,319,102 shares of the Company’s common stock for consulting and other service fees, valued at the fair market price on the measurement date, for total consideration of $3,158,697, of which $716,865 was recorded as prepaid expenses at November 30, 2009.

5.	Mineral Properties and Rights

The Company holds interests in four groups of mineral properties, Nolan, Ester Dome, Hammond and Eagle Creek, in Alaska, U.S.A. All of these properties are in the exploration stage and have no proven reserves as of November 30, 2010. The Nolan property has a probable reserve; however, a more extensive feasibility study is required to ascertain if such probable reserve can be classified as a proven reserve.

Since the Company has no proven reserves on its properties as of November 30, 2010, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment in accordance with ASC 360 and has not recognized any impairment. A summary of such capitalized direct costs for the fiscal years ended November 30, 2010 and 2009 is as follows:

	Nolan	Ester Dome	Hammond	Eagle Creek	Total
	(a)	(b)	(c)	(d)
Balance as of November 30, 2008	$658,319	$31,722	$437,500	$70,050	$1,197,591
Additions during the year:
Claim fees paid during the year	85,540	8,980	8,400	13,090	116,010
Royalty payment	–	–	–	5,000	5,000
Accrued royalty payment	–	–	80,000	–	80,000
Balance as of November 30, 2009	743,859	40,702	525,900	88,140	1,398,601
Additions during the year:
Claim fees paid during the year	85,953	9,398	8,400	13,090	116,841
Royalty payment	–	–	–	5,000	5,000
Accrued royalty payment	–	–	80,000	–	80,000
Balance as of November 30, 2010	$829,812	$50,100	$614,300	$106,230	$1,600,442

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

In total, the Company owns a 100% interest in 204 federal placer mining claims and 407 federal lode claims in the Nolan Gold Project. The specific claim groups at this site are as follows:

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

5.	Mineral Properties and Rights (continued)

i)	Nolan Placer: This claim group consists of 148 unpatented federal placer claims.

ii)	Thompson’s Pup: This claim group consists of 6 unpatented federal placer claims and is subject to a royalty of 3% of net profits on 80% of production.

iii)	Dionne (Mary’s Bench): This claim group consists of 15 unpatented federal placer claims.

iv)	Smith Creek: This claim group consists of 28 unpatented federal placer claims.

v)	Marion Creek and Clara Creek: This claim group consists of 2 unpatented federal placer mining claims located on Marion Creek and 5 unpatented federal placer mining claims located on Clara Creek.

vi)	Nolan Lode: this claim group consists of 407 unpatented federal lode claims.

During the fiscal year ended November 30, 2010, the Company paid claim maintenance and holding fees of $85,540 (2009 - $85,540) to the Bureau of Land Management (“BLM”) and state mining claim fee of $413 (2009 - $nil). The Company currently is in a transitional phase between exploration and development on this property. The preliminary feasibility study, effective January 1, 2009 and amended on June 1, 2009 to reflect additional data, supported a probable mineral reserve of antimony and gold underlying the southwestern portion of the Solomon Shear Zone, an area referred to by the Company as Workman’s Bench.

b)	Ester Dome Gold Project, Fairbanks Mining District, Alaska

The Ester Dome Gold Project encompasses all of the Company’s properties on Ester Dome, which is accessible by road 10 miles northwest of Fairbanks, Alaska. This property consists of 1 unpatented Federal claim and 52 state mineral claims. The specific properties at this site are as follows:

i)

Grant Mine: This property consists of 26 state mineral claims subject to payments of 15% of net profits until $2,000,000 has been paid and a royalty payment of 3% of net profits thereafter. The mill has remained inactive since February 1989 and the plant and equipment cost was written down on our accounting records. During fiscal 2009, the work on Grant Mine was limited to assessment work. Upon payment of the $2,000,000, the titles of the mineral claims will be transferred.

ii)

May (St. Paul)/Barelka: This gold property consists of 22 state mineral claims subject to payments of 15% of net profits until $2,000,000 has been paid and a royalty payment of 3% of net profits thereafter.

iii)

Dobb’s: This leased property consists of 1 unpatented Federal mineral claim and 4 State mineral claims subject to payments of 15% of net profits until $1,500,000 has been paid and 3% of net profits thereafter.

The Company has maintained claim rental payments and continued with assessment work for this property. During the fiscal year ended November 30, 2010, the Company paid state mining claim fees of $9,258 (2009 - $8,840) to the State of Alaska Department of Natural Resources and federal mining claim fees of $140 (2009 - $140) to BLM.

c)	Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. The Company has leased this property from Alaska Mining Company, Inc. (“Alminco”) since December 14, 1994 and is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. As of November 30, 2010, the capitalized mineral rights of $614,300 (2009 - $525,900) for the Hammond property includes royalty accruals totalling $550,000 (2009 - $470,000) that are unpaid, and are included in mineral claims payable on the accompanying consolidated balance sheets. During the fiscal year ended November 30, 2010, the Company accrued $80,000 in payable royalties. During the fiscal year ended November 30, 2010, the Company paid $8,400 (2009 - $8,400) in federal claim fees to BLM.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

5.	Mineral Properties and Rights (continued)

	d)	Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The Company owns a 50% interest and has an option to purchase a full 100% interest in the property for $400,000, towards which $38,000 remains to be paid. This property is subject to a royalty of 15% of net profits. A payment in the amount of $5,000 is due on August 1st of each year until the remaining $38,000 is paid. Such yearly payment is required to keep the option in good standing. Ownership of the claims is in the name of the Company’s subsidiary, Silverado Gold Mines Inc. During the fiscal year ended November 30, 2010, the Company paid the required $5,000 (2009 - $5,000) option payment for the year and paid $13,090 (2009 - $13,090) in state mining claim fees.

6.	Property and Equipment

Property and equipment primarily include capital expenditures associated with the Company’s Vancouver office, and mining equipment and camp facilities at the Nolan Gold Project in Alaska. During the fiscal year ended November 30, 2009, the Company sold some Nolan mining equipment for net proceeds of $236,510. The net book value of the sold equipment was $404,656. As of November 30, 2010, in accordance with FASB ASC 360, Property, Plant and Equipment, the Company recorded an impairment of $340,821 against leasehold improvements as the Company moved its office location. As of November 30, 2009, in accordance with FASB ASC 360, Property Plant and Equipment, the Company recorded an impairment of $12,254 against Nolan mining equipment. Depreciation expense for the year ended November 30, 2010 was $168,195 (2009 - $216,083).

A summary of the Company’s property and equipment as of November 30, 2010 and 2009 is as follows:

			November 30,	November 30,
			2010	2009
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Offices
Office leasehold improvements	–	–	–	404,725
Computer equipment and software	138,769	134,818	3,951	14,114
Furniture and fittings	394,358	390,633	3,725	4,283

Mining Project
Nolan gold project buildings	63,000	63,000	–	–
Leasehold improvements	48,123	31,280	16,843	26,468
Nolan mining equipment	1,017,987	582,252	435,735	514,419
Auto and trucks	19,193	9,276	9,917	13,755
Assets under construction	24,245	–	24,245	24,245
	1,705,675	1,211,259	494,416	1,002,009

Assets under construction are not subject to depreciation until substantially complete.

7.	Promissory Note

In February 2010, the Company received $50,000 from an investor and issued a promissory note dated as of March 1, 2010. The unpaid principal balance of the note bears interest at a rate equal to twelve percent (12%) per annum if repaid by the Company within ninety (90) days from the date of the note, or eighteen percent (18%) per annum if repaid at any time thereafter. The note matured on September 1, 2010. As of November 30, 2010, the Company has not repaid the note and has accrued interest of $6,775 which is recorded in accrued liabilities.

As at November 30, 2010, the Company received advances of $12,327 from a consultant which is due on demand, and bears interest at 7% per annum. During the year ended November 30, 2010, the Company paid interest of $890.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

8.	Convertible Debt

a)

On October 30, 2009, the Company issued a convertible note in the sum of $75,000 with a maturity date of October 30, 2010. The Company paid $7,500 in cash to a third party as a finder’s fee on this note. The debt financing cost is amortized over the term of the debt. The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right from March 1, 2010 to convert any unpaid principal portion, at a conversion price per share equal to 70% of the average of the three lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date. The Company also issued 5,000,000 shares (“compensation shares”) of the Company’s common stock to the Note holder as compensation and issuance costs reimbursement.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the proceeds of $75,000 were allocated based on the relative fair values of the convertible note and the compensation shares at time of issuance. The Company allocated $44,262 of the proceeds to the compensation shares and recorded an equivalent discount. The Company then recognized the intrinsic value of the embedded beneficial conversion feature of $30,238 as additional-paid-in capital and an equivalent discount.

The total discount immediately after the initial accounting is performed is $74,500 reducing the carrying value of the convertible debt to $500. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

During the year ended November 30, 2009, the Company recorded accretion of discount of $380 increasing the carrying value of the loan to $880.

During the year ended November 30, 2010, the Company issued 32,258,055 shares of common stock upon the conversion of the convertible note and in accordance with ASC 470-20, the Company recognized unamortized discount of $74,120 as interest expense upon the conversion of the note.

During the years ended November 30, 2010 and 2009, the Company expensed debt financing costs of $6,825 (2009 - $675).

b)

On January 22, 2010, the Company entered into a note purchase agreement for $80,000 with a maturity date of March 15, 2010. An origination fee of $5,000 was paid by the Company to the Note holder from the proceeds of the sale of the Note and the amount was recorded as a discount to the convertible note.

The Note provides the Note holder with the option, at any time prior to payment in full by the Company, to convert the outstanding amount into shares of the Company’s common stock. The number of common shares to be issued upon conversion shall be determined by dividing the outstanding amount by 70% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days immediately preceding the date of the conversion notice. The conversion price is reduced when the Company issues any (i) shares of its common stock or preferred shares convertible into its common shares, or (ii) debt, warrants, options or other instruments or securities which are convertible into or exercisable for shares of common stock (together herein referred to as “Equity Securities”), in each case for consideration (or with a conversion price) per common share less than the conversion Price in effect immediately prior to the issuance or sale of such securities or instruments, or without consideration. Upon the issuance or sale of such Equity Securities, the Conversion Price shall (until another such issuance or sale) be reduced to the price equal to the price (or conversion price) of any such securities or instruments.

The Note provides that interest on the unpaid principal balance of the Note shall not accrue unless a trigger event occurs. Also, upon the occurrence of a trigger event, the Note holder may choose to increase the then outstanding principal amount by 10% or to reduce the conversion factor by 10%.

In the event that the Note holder sends a written notice to the Company that it is ready, willing and able to make an additional investment and the Company failed to closed the additional investment for any reason (a "Special Trigger Event'), then for every thirty day period following the maturity date the principal balance of this note shall increase by $25,000 provided, however, that in no event shall the Special Trigger Effect be applied more than three times.

On March 15, 2010, the Company did not repay the note (a trigger event) and the conversion factor was reduced to 60%. In addition, commencing March 15, 2010, the note bears interest at 1.5% per month. On June 13, 2010, the Company increased the principal balance of the note by $75,000 as the Company failed to close the additional investment the Note holder was willing to make to the Company.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

8.	Convertible Debt (continued)

Pursuant to ASC 815-15, Embedded Derivatives, the Company determined that the conversion option should be separated from the from the host contract and accounted for as a derivatives under ASC 815. The conversion feature was classified as liability and measured at their fair value with changes in fair value recorded in the statement of operations. The Company recorded a derivative liability of $69,808 and a corresponding discount on the note at the issuance date of the note. The total discount immediately after the initial accounting is performed is $74,808, reducing the carrying value of the convertible debt to $5,192. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan. During the year ended November 30, 2010, the Company recorded accretion of the discount of $74,808.

During the year ended November 30, 2010, the Company issued 46,542,265 shares of common stock upon the conversion of principal amount of $80,000 and repaid principal amount of $75,000 and accrued interest of $8,075 to the Note holder. The Company also recorded a loss of $29,797 on the change in fair value of the derivative.

c)

On April 28, 2010, the Company entered into a secured convertible note agreement and issued a convertible note in the sum of $50,000 with a maturity date of April 28, 2011. An origination fee of $5,000 was paid by the Company to the Note holder from the proceeds of the sale of the note and the amount was recorded as a discount to the convertible note. The Note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.003 or 70% of the average of the three lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date. The Company also issued 13,000,000 shares (“compensation shares”) of the Company’s common stock to the Note holder as compensation costs.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the net proceeds of $45,000 were allocated based on the relative fair values of the convertible note and the compensation shares at time of issuance. The Company allocated $26,721 of the net proceeds to the compensation shares and recorded an equivalent discount. The Company then recognized the intrinsic value of the embedded beneficial conversion feature of $17,779 as additional-paid-in capital and an equivalent discount.

The total discount immediately after the initial accounting is performed is $49,500 reducing the carrying value of the convertible debt to $500. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

On October 29, 2010, the Company issued 17,857,142 shares upon the conversion of the principal amount of $50,000. To October 29, 2010, prior to the conversion of the note, the Company recorded accretion of discount of $4,566 increasing the carrying value of the loan to $5,066. In accordance with ASC 470-20, the Company recognized unamortized discount of $44,934 as interest expense upon the conversion of the note.

d)

On June 15, 2010, the Company entered into a secured convertible note agreement and issued a convertible note in the sum of $75,000 with a maturity date of June 15, 2011. The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Company paid $7,500 to the Note holder from the proceeds of the sale of the note and the amount was recorded as a discount to the convertible note. The Note holder has the right from December 1, 2010 to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.003 or 70% of the average of the three lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date. The Company issued 20,000,000 shares (“compensation shares”) of the Company’s common stock to the Note holder as compensation costs.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the net proceeds of $67,500 were allocated based on the relative fair values of the convertible note and the compensation shares at time of issuance. The Company allocated $37,779 of the net proceeds to the compensation shares and recorded an equivalent discount. The Company then recognized the intrinsic value of the embedded beneficial conversion feature of $29,221 as additional-paid-in capital and an equivalent discount.

The total discount immediately after the initial accounting is performed is $74,500 reducing the carrying value of the convertible debt to $500. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

During the year ended November 30, 2010, the Company recorded accretion of discount of $4,420 increasing the carrying value of the loan to $4,920.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

8.	Convertible Debt (continued)

e)

On July 27, 2010, the Company entered into a secured convertible note agreement and issued a convertible note in the sum of $75,000 with a maturity date of July 27, 2011. The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Company paid $7,500 to the Note holder from the proceeds of the sale of the note and the amount was recorded as a discount to the convertible note. The Note holder has the right from December 1, 2010 to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.003 or 70% of the average of the three lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date. The Company issued 20,000,000 shares (“compensation shares”) of the Company’s common stock to the Note holder as compensation costs.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the net proceeds of $67,500 were allocated based on the relative fair values of the convertible note and the compensation shares at time of issuance. The Company allocated $36,901 of the net proceeds to the compensation shares and recorded an equivalent discount. The Company then recognized the intrinsic value of the embedded beneficial conversion feature of $30,099 as additional-paid-in capital and an equivalent discount.

The total discount immediately after the initial accounting is performed is $74,500 reducing the carrying value of the convertible debt to $500. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

During the year ended November 30, 2010, the Company recorded accretion of discount of $2,500 increasing the carrying value of the loan to $3,000.

f)

On September 13, 2010, the Company issued a convertible note in the amount of $98,660 with a maturity date of September 13, 2011. The note bears interest at 6% per annum and shall increase to 8% upon an event of default. At any time, the Company has the option to redeem this note and pay the Note holder 150% of the unpaid principal. The note is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal potion, at a conversion price per share equal to 65% of the average of the three lowest volume weighted average prices (“VWAP”) of the Company’s common stock for the 20 trading days including the day upon which a notice of conversion is received by the Company.

Pursuant to ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $98,660 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

On September 13, 2010, the Note holder converted $50,000 into 26,525,199 shares. On September 15, 2010, the Note holder converted $25,000 into 13,262,599 shares. On September 23, 2010, the Note holder converted the balance of $23,659.67 into 12,551,550 shares. In accordance with ASC 470-20, the Company recognized unamortized discount of $98,660 as interest expense.

g)

On September 17, 2010, the Company entered into a secured convertible note agreement and issued a convertible note in the sum of $165,000 with a maturity date of September 17, 2011. The Company received net proceeds of $148,500 and recorded a 10% discount on this note. The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right from October 1, 2010 to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.0045 or 70% of the average of the three lowest VWAP prices of the Company’s common stock for the 20 trading days preceding a conversion date. Pursuant to the note agreement, the Company will issue 20,000,000 shares (“compensation shares”) of the Company’s common stock to the Note holder as compensation costs. As at November 30, 2010, the Company has not issued the shares.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the net proceeds of $148,500 were allocated based on the relative fair values of the convertible note and the compensation shares at time of issuance. The Company allocated $62,459 of the net proceeds to the compensation shares and recorded an equivalent discount. The Company then recognized the intrinsic value of the embedded beneficial conversion feature of $85,541 as additional-paid-in capital and an equivalent discount.

The total discount immediately after the initial accounting is performed is $164,500 reducing the carrying value of the convertible debt to $500. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

During the year ended November 30, 2010, the Company recorded accretion of discount of $1,202 increasing the carrying value of the loan to $1,702.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

8.	Convertible Debt (continued)

h)

On October 4, 2010, the Company issued a convertible note in the amount of $77,229 with a maturity date of October 4, 2011. The note bears interest at 6% per annum and shall increase to 8% upon an event of default. At any time, the Company has the option to redeem this note and pay the Note holder 150% of the unpaid principal. The note is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal portion, at a conversion price per share equal to 65% of the average of the three lowest VWAP of the Company’s common stock for the 35 trading days including the day upon which a notice of conversion is received by the Company.

Pursuant to ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $77,229 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

On October 6, 2010, the Note holder converted $70,000 into 37,135,278 shares. On October 12, 2010, the Note holder converted $7,229 into 3,835,050 shares. In accordance with ASC 470-20, the Company recognized unamortized discount of $77,229 as interest expense upon the conversion of the debt.

i)

On October 14, 2010, the Company issued a convertible note in the amount of $26,555 with a maturity date of October 14, 2011. The note bears interest at 6% per annum and shall increase to 8% upon an event of default. At any time, the Company has the option to redeem this note and pay the Note holder 150% of the unpaid principal. The note is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal portion, at a conversion price per share equal to 65% of the average of the three lowest VWAP of the Company’s common stock for the 35 trading days including the day upon which a notice of conversion is received by the Company.

Pursuant to ASC 470-20-25, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $26,555 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $nil. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

On October 14, 2010, the Note holder converted $26,555 to 14,087,347 shares. In accordance with ASC 470-20, the Company recognized unamortized discount of $26,555 as interest expense.

j)

On October 25, 2010, the Company entered into a secured convertible note agreement and issued a convertible note in the sum of $110,000 with a maturity date of October 25, 2011. The Company received net proceeds of $99,000 and recorded a 10% discount on this note. The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.004 or 65% of the average of the three lowest VWAP prices of the Company’s common stock for the 20 trading days preceding a conversion date. Pursuant to the note agreement, the Company will issue 15,000,000 shares (“compensation shares”) of the Company’s common stock to the Note holder as compensation costs. As at November 30, 2010, the Company has not issued the shares.

In accordance with ASC 470-20, Debt with Conversion and Other Options, the net proceeds of $99,000 were allocated based on the relative fair values of the convertible note and the compensation shares at time of issuance. The Company allocated $45,964 of the net proceeds to the compensation shares and recorded an equivalent discount. The Company then recognized the intrinsic value of the embedded beneficial conversion feature of $52,536 as additional-paid-in capital and an equivalent discount.

The total discount immediately after the initial accounting is performed is $109,500 reducing the carrying value of the convertible debt to $500. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

During the year ended November 30, 2010, the Company recorded accretion of discount of $497 increasing the carrying value of the loan to $997.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

9.	Asset Retirement Obligations

Asset retirement obligations relate to the closure and reclamation of the Grant Mill Tailings Pond and the Mill complex, and to the reclamation work associated with the Nolan Gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and re-vegetating the disturbed areas. The Company has no assets legally restricted for purposes of settling asset retirement obligations. A summary of assets retirement obligation for the fiscal years ended November 30, 2010 and 2009 is as follows:

	Grant	Nolan
	Mine	Project	Total
Balance as of November 30, 2008	$364,651	$172,607	$537,258
Accretion expense	18,233	8,630	26,863
Liabilities settled	(14,000)	(4,258)	(18,258)
Reclamation bond refunded	–	(5,456)	(5,456)
Balance as of November 30, 2009	368,884	171,523	540,407
Accretion expense	18,444	8,576	27,020
Liabilities settled	(1,511)	(900)	(2,411)
Balance as of November 30, 2010	$385,817	$179,199	$565,016

a)	Grant Mine

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

The Company believes that the estimated fair value of the cost of reclamation at this time will approximate the accrued obligations plus 5% accretion expense per annum until reclaimed. During the fiscal year ended November 30, 2010, the Company recorded $18,444 accretion expense and spent $1,511 on the Grant Mine closure. During the fiscal year ended November 30, 2009, the Company recorded $18,233 accretion expense, paid $1,511 to the State of Alaska regulatory agencies and spent another $12,489 on the Grant Mine closure.

b)	Nolan Gold Project

The retirement obligations associated with the Nolan mineral properties are associated with the reclamation of disturbed land resulting from normal operations and are not the result of improper operations of an asset such as environmental remediation liabilities. The Nolan mineral properties are on Federal mining claims and thus are under the active supervision of the Bureau of Land Management.

As of November 30, 2010 and 2009, the Company is obligated to reclaim 21 acres at Nolan Creek. These 21 acres are areas essential for the Company’s operations and consist of the camp area, equipment storage area, processing area, explosives storage area, and the portal area, as well as the roads and core storage area.

The Company believes that the remaining accrued obligations plus 5% accretion expense per annum until the remaining 21 acres are reclaimed is sufficient to cover the cost of reclamation. During the fiscal year ended November 30, 2010, the Company recorded $8,576 accretion expense and spent $900 on reclamation. During the fiscal year ended November 30, 2009, the Company recorded $8,630 accretion expense and spent $4,258 on reclamation at Nolan properties.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

10.	Related Party Transactions / Balances

a)

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

Under the current contracts dated January 1, 1997, Tri-Con Group bills the Company cost plus 25% for exploration and cost plus 15% for development, mining and reclamation. The term “cost” means out-of-pocket or actual cost incurred by Tri-Con Group plus 15% for office overhead including stand-by and contingencies. There is no mark-up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company. In addition, per the terms of the agreements, the Company paid a base administration fee of CDN $10,000 per month to Tri-Con Mining Ltd. and US $10,000 per month to Tri-Con Mining Inc., respectively. Both the Company and the Tri-Con Group have the right to terminate the agreement in its entirety at any time upon 30 days advances written notice.

During the fiscal year ended November 30, 2010, the Tri-Con Group’s services focused mainly on corporate planning; mining, drilling and engineering planning and preparation for production on the Company’s Nolan property; and administration services. During the fiscal year ended November 30, 2010, there were nominal exploration activities due to the Company’s cash flow constraints and consequently the Tri-Con Group waived the US $10,000 monthly fee and the CDN $10,000 monthly fee for the year ended November 30, 2010 for a total of US $235,505.

As of November 30, 2010, the Company owed $849,026 (2009 - $1,064,046) to the Tri-Con Group for exploration and administration services performed on behalf of Silverado. The following is a summary of Tri-Con Group charges for the fiscal year ended November 30, 2010 and 2009:

	Year ended	Year ended
	November 30, 2010	November 30, 2009

Exploration services	$–	$1,566,374
Administration and management services	148,036	552,227
Amounts forgiven by Tri-Con Group	–	(600,000)
	$148,036	$1,518,601

Amount of total charges in excess of the cost	$20,938	$(32,780)
Percentage of excess of the cost charged over total amount billed	14.14%	(2.16% )

b)

Effective April 1, 2009, a consulting agreement was signed between the Company and a private company controlled by a former director of the Company who resigned on April 20, 2010. Pursuant to the agreement, the Company agreed to pay the private company Cdn $7,500 plus GST per month for corporate planning, business development and investor relations services, as requested by the Company.

During fiscal year 2010, the Company paid $86,982 (Cdn$90,000) to the private company. At November 30, 2010, the Company is indebted to the private company for $15,372.

During fiscal year 2009, the Company paid $64,644 (Cdn $74,793, including GST) to the private company, and the Company also issued a total of 6,555,000 shares of its common stock to the former director for payment of an additional $57,029 owed to the private company under the consulting agreement.

c)	As of November 30, 2010, the Company owed $3,120 to the President of the Company for amounts advanced. The advances are due on demand, unsecured, and non-interest bearing.

d)

d) As of November 30, 2010, the Company owed $19,598 (Cdn$20,000) to a director of the Company for amounts advanced. The advances are due on demand, unsecured and bear interest at 5% per annum. The advances were repaid subsequent to year-end.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

11.	Common Stock

The authorized common stock of the Company consists of an unlimited number of common shares, without par value. The following is a summary of the Company’s issuances of common stock during the year ended November 30, 2010:

	Number of	Common	Shares
	Common	Stock	to be
	Shares	Amount	Issued
	#	$	$
Balance as of November 30, 2009 (Restated)	1,577,667,073	100,847,531	100,000
Share Issued:
For Private Placements
$0.01 per unit (1 unit = 1 share and 1 warrant) cancelled	(1,000,000)	(10,000)	–
$0.01 per unit (1 unit = 1 share and 1 warrant)	1,500,000	15,000	(15,000)
$0.01 per unit (1 unit = 1 share and ½ warrant)	5,000,000	50,000	(50,000)
$0.0035 per unit (1 unit = 1 share and 1 warrant)	68,106,838	238,374	(35,000)
$0.003 per unit (1 unit = 1 share and 1 warrant)	100,200,486	300,601	–
$0.002 per share	50,000,000	100,000	–
	223,807,324	693,975	(100,000)
For Warrant Exercises
$0.003 per share	50,917,550	152,753	–
$0.00233 per share	32,000,000	74,560	–
	82,917,550	227,313	–
For Conversion of Debentures
$0.024 per share	8,333,333	20,000	–
$0.00233 per share	8,583,690	20,000	–
$0.002447 per share	7,788,162	17,500	–
$0.002317 per share	7,552,870	17,500	–
$0.0018 per share	36,111,111	65,000	–
$0.001438 per share	10,431,154	15,000	–
$0.001885 per share	107,397,023	202,443	–
$0.0028 per share	17,857,142	50,000	–
	204,054,485	407,443	–
Shares granted under Equity Compensation Plans
For consulting fees granted at a weighted average price of $0.00441	200,892,137	885,156	–
For investor relation and shareholder communication services granted at a weighted average price of $0.00448	17,958,015	80,410	–
For legal and other services at a weighted average of $0.00501	81,047,295	406,408	–
	299,897,447	1,371,974	–

Compensation shares issued pursuant to convertible debt agreements	53,000,000	101,400
Reclassification of beneficial conversion features on conversions of convertible debt	–	250,461	–
Fair value of embedded conversion option reclassified on conversion of convertible debt	–	99,604	–
Stock issuance costs	–	(193)	–
Stock subscriptions received	–	–	99,292
Stock issuable pursuant to convertible debt agreements	–	–	108,424
Balance as of November 30, 2010	2,441,343,879	103,999,508	207,716

a)

During the fiscal year ended November 30, 2010, the Company completed a private placement resulting in the issuance of 1,500,000 units at $0.01 per unit for gross proceeds of $15,000. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable at a price of $0.02 per share for a period of one year. In December 2009, a subscription agreement related to 1,000,000 units at $0.01 per unit was cancelled and issued units were returned and cancelled accordingly.

b)

During the fiscal year ended November 30, 2010, the Company completed a private placement resulting in the issuance of 5,000,000 units at $0.01 per unit for gross proceeds of $50,000. Each unit consisted of one share of common stock and one half-warrant. Each full warrant (consisting of two half-warrants) is exercisable at a price of $0.02 per share for a period of one year.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

11.	Common Stock (continued)

c)

During the fiscal year ended November 30, 2010, the Company completed private placements resulting in the issuance of an aggregate of 68,106,838 units at $0.0035 per unit for gross proceeds of $238,374. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable at a price of $0.01 per share for a period of one year.

d)

During the fiscal year ended November 30, 2010, the Company completed private placements resulting in the issuance of an aggregate of 100,200,486 units at $0.003 per unit for gross proceeds of $300,601. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable at a price of $0.01 per share for a period of one year.

e)

During the fiscal year ended November 30, 2010, the Company completed private placements resulting in the issuance of an aggregate of 50,000,000 shares of common stock at $0.002 per share. The Company received gross proceeds of $100,000 from such private placements.

f)

Pursuant to several agreements for corporate planning, business development and strategies, legal services and media solutions services, the Company issued an aggregate of 299,897,447 shares of the Company’s unrestricted free trading common stock during the year ended November 30, 2010, valued at the fair market price on the measurement date, for total consideration of $1,371,974. These shares were issued under the Company’s Equity Compensation Plans.

g)

During the year ended November 30, 2010, the Company issued 53,000,000 shares of the Company’s common stock to two convertible debt holders. Such shares were valued at $101,400 based on the relative fair values of the convertible debt and the shares at time of issuance of the convertible debt.

h)

During the year ended November 30, 2010, the Company issued 50,917,550 shares of common stock upon the exercise of share purchase warrants at exercise prices of $0.003 per common share. The Company received proceeds of $152,753 from common stock purchase warrant exercises.

i)

During the year ended November 30, 2010, the Company issued 32,000,000 shares of common stock upon the exercise of share purchase warrants at exercise prices of $0.00233 per common share. The Company received proceeds of $74,560 from common stock purchase warrant exercises.

j)

During the year ended November 30, 2010, the Company issued an aggregate of 204,054,485 shares of the Company’s restricted common stock upon the conversion of convertible notes in the amount of $407,443.

Share transactions for the year ended November 30, 2009:

k)

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

l)

During the fiscal year ended November 30, 2009, the Company completed private placements resulting in the issuance of 34,500,000 common shares at a price of $0.01 per share. These private placements generated gross proceeds of $345,000 from the sale of shares related to the Equity Line of Credit Agreement. In accordance with the Equity Line of Credit Agreement, the Company paid commission fees of $34,500 which was recorded as a reduction of common stock.

m)

During the fiscal year ended November 30, 2009, the Company completed private placements resulting in the issuance of an aggregate of 56,400,000 units at $0.01 per unit for gross proceeds of $564,000. Each unit consisted of one share of common stock and one common stock purchase warrant. Each warrant is exercisable at a price of $0.02 per share for a period of one year. The Company paid commission fees of $5,000 which was recorded as a reduction of common stock. Subsequent to November 30, 2009, a subscription agreement related to 1,000,000 units was cancelled and issued units were returned and cancelled accordingly (see Note 11(a)).

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

11.	Common Stock (continued)

n)

During the fiscal year ended November 30, 2009, the Company also completed private placements resulting in the issuance of an aggregate of 57,000,000 units at $0.01 per unit for gross proceeds of $570,000. Each unit consisted of one share of common stock and one half-warrant. Each full warrant (consisting of two half- warrants) is exercisable at a price of $0.02 per share for a period of one year.

o)

As of November 30, 2009, the Company received $65,000 for the sale of an aggregate of 6,500,000 common shares and 4,000,000 common stock purchase warrants. Each common stock purchase warrant is exercisable for an additional share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. The Company also received $35,000 for the sale of an aggregate of 10,000,000 units at a price of $0.0035 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable at a per share exercise price of $0.01 for the purchase of one share of common stock within the one year period commencing from the subscription agreement. These private placements were not completed as of November 30, 2009, as shares had not been issued as of such date, but the purchase price received has been reflected as subscriptions received in stockholders’ equity in the accompanying balance sheet (see Notes 11(a), (b), and (c)).

p)

During the fiscal year ended November 30, 2009, the Company entered into several agreements for corporate planning, business development and strategies, legal services and media solutions services. Pursuant to these agreements, the Company issued an aggregate of 188,609,800 shares of the Company’s unrestricted free trading common stock and 5,000,000 shares of the Company’s restricted common stock, valued at the fair market price on the measurement date, for total consideration of $2,839,456. These shares were issued under the Company’s Equity Compensation Plans.

q)

During the fiscal year ended November 30, 2009, the Company entered into consulting agreements for investor relations and shareholder communication services. Pursuant to these agreements, the Company issued an aggregate of 11,709,302 shares of the Company’s unrestricted free trading common stock for total consideration of $91,241 which was recorded as reporting and investor relations expenses. The Company also issued 8,000,000 shares of the Company’s unrestricted free trading common stock to an attorney as retainer. Such shares were valued at the fair market price at the date of the engagement agreement, for total consideration of $148,000, of which $108,225 was recorded as prepaid expenses and $39,775 was recorded as legal fees as of November 30, 2009 and for the year then ended, respectively. Such prepaid legal fees were expensed during the year ended November 30, 2010. These shares were issued under the Company’s Equity Compensation Plans.

r)

On May 6, 2009, the Company entered into an Equity Line of Credit Agreement with an accredited investor pursuant to which the Company could have sold to the investor, if certain conditions were met, up to $100,000,000 in shares of its common stock over the term of the agreement, unless earlier terminated.

Upon execution, the Company issued to the investor 100,000,000 shares of the Company’s common stock as payment of a commitment fee, with such shares valued at the fair market price at the date of issuance ($0.0096 per share on May 6, 2009). Such shares were deemed fully earned as of the date of the agreement and therefore the fair market value of such shares ($960,000) was included in consolidated statements of operations and other comprehensive loss for the fiscal year ended November 30, 2009. As of November 30, 2009, the Company raised $345,000 from the investor pursuant to the sale of an aggregate of 34,500,000 common shares at a price of $0.01 per share and paid related commission fees of $34,500.

On December 16, 2009, the Company terminated the Equity Line of Credit Agreement in connection with its efforts to secure alternate sources for capital.

s)

In November 2009, the Company issued 5,000,000 shares of the Company’s common stock to a convertible debt holder. Such shares were valued at $44,262 based on the relative fair values of the convertible debt and the shares at time of issuance of the convertible debt.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

12.	Equity Compensation Plans

a)

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

b)

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

c)

On December 11, 2009, the Company adopted the 2009-III Equity Compensation Plan (the “2009-III Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the 2009-III Plan may not exceed 120,000,000 in aggregate. On December 16, 2009, the Company filed a registration statement on Form S-8 to register all 120,000,000 of such shares. During the fiscal year ended November 30, 2009, the Company issued an aggregate of 6,022,102 shares of the Company’s common stock under the 2009-III Company’s Equity Compensation Plans in payment of consulting and other services.

d)

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

During the fiscal years ended November 30, 2010 and 2009, the Company issued an aggregate of 290,802,188 (2009 – 213,319,102) shares of common stock under the Company’s Equity Compensation Plans in payment of consulting and other services.

13.	Stock Options

There were no stock options granted during the fiscal years ended November 30, 2010 and 2009. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options when the options are granted. Expected volatility is based on historical volatility. Because trading tends to be thin, in relation to the total shares outstanding, average weekly stock prices were used to calculate volatility. Management believes that the annualized weekly average of volatility is the best measure of expected volatility. U.S. Treasury constant maturity rates were utilized with maturities most closely approximating the expected term of the option. The expected term of the options was calculated using the alternative simplified method, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

The following table summarizes the continuity of the Company’s stock options:

		Weighted	Weighted-Average
		Average	Remaining
	Number of	Exercise	Contractual Term	Intrinsic
	Options	Price	(years)	Value
		$

Outstanding, November 30, 2008	70,400,000	0.056	3.47

Cancelled or expired	(22,200,000)	0.055

Outstanding, November 30, 2009	48,200,000	0.056	2.72

Cancelled	(3,900,000)	(0.058)

Outstanding, November 30, 2010	44,300,000	0.056	1.68	–

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

13.	Stock Options (continued)

As at November 30, 2010, the following common stock options were outstanding and exercisable:

		Remaining
		Contractual
Number of Options	Exercise Price	Life (years)
	$
2,600,000	0.05	0.11
1,500,000	0.05	0.58
7,500,000	0.05	0.61
20,000,000	0.05	2.10
12,700,000	0.07	2.12

44,300,000

14.	Stock Purchase Warrants

a)

During the fiscal year ended November 30, 2010, 48,000,000 of the Company’s outstanding common stock purchase warrants, exercisable at a per share exercise price of $0.02, were cancelled or expired. The Company issued 172,307,324 common stock purchase warrants upon the completion of private placements during the fiscal year ended November 30, 2010. 157,807,324 of such issued common stock purchase warrants are originally exercisable at a per share exercise price of $0.01, 4,500,000 of such issued common stock purchase warrants are exercisable at a per share exercise price of $0.02, and 10,000,000 of such issued common stock purchase warrants are exercisable at a per share exercise price of $0.0023, within the one year period commencing from the date of the subscription agreement. Each common stock purchase warrant issued during the period is exercisable for one share of common stock. There was no value assigned to these warrants when they were issued.

b)

b) During the fiscal year ended November 30, 2010, the Company reduced the exercise price of 27,400,000 of its common stock purchase warrants from $0.02 to $0.003 per common share, 21,517,550 of its common stock purchase warrants from $0.01 to $0.003 per common share, 25,357,144 of its common stock purchase warrants from $0.01 to $0.00233 per common share and 7,500,000 of its common stock purchase warrants from $0.02 to $0.00233 per common share. The common stock purchase warrants were issued upon the completion of private placements.

c)

During the fiscal year ended November 30, 2009, 40,349,230 of the Company’s outstanding common stock purchase warrants expired and 84,900,000 common stock purchase warrants were granted by the Company upon the completion of private placements as of November 30, 2009. Each common stock purchase warrant granted during the period is exercisable for one share of common stock at a per share exercise price of $0.02 within the one year period commencing from the date of the subscription agreement. There was no value assigned to these warrants when they were issued.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance, November 30, 2008	40,349,230	0.070
Issued	84,900,000	0.020
Expired	(40,349,230)	0.070
Balance November 30, 2009	84,900,000	0.020
Issued	172,307,324	0.0079*
Exercised	(82,917,550)	0.0027*
Expired	(48,000,000)	0.020
Balance November 30, 2010	126,289,774	0.010

*Weighted average exercise price were calculated based on reduced exercise prices.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

14.	Stock Purchase Warrants (continued)

As at November 30, 2010, the following common share purchase warrants were outstanding:

		Remaining
		Contractual Life
Number of Warrants	Exercise Price	(years)
	$
113,789,774	0.010	0.10 – 0.90
2,500,000	0.020	0.13
10,000,000	0.0023	0.66

126,289,774

15.	Commitments

a)

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

c)

The Company entered into a seven year office lease agreement expiring in July 2014 for its Vancouver office when obliged to vacate its previous lease location at the expiry of the lease. On January 27, 2011, the Company terminated its Vancouver office lease, and will be obligated to provide the landlord with the outstanding rent from December 2010 to February 14, 2011 in the amount of $49,333 (Cdn$50,344). In January 2011, the Company entered into a new office lease, which will commence on April 1, 2011 and end on March 31, 2016. The minimum rent from April 1, 2011 to September 30, 2013 will be $6,069 (Cdn$6,193) per month and the minimum rent from October 1, 2013 to March 31, 2016 will be $6,344 (Cdn$6,474) per month. The Company’s future minimum lease payments under the existing and new leases entered into in the subsequent year are as follows:

Fiscal year ending November 30, 2011	$97,881	(Cdn$99,888)
Fiscal year ending November 30, 2012	72,823	(Cdn$74,316)
Fiscal year ending November 30, 2013	73,379	(Cdn$74,879)
Fiscal year ending November 30, 2014	76,133	(Cdn$77,694)
Fiscal year ending November 30, 2015	76,133	(Cdn$77,694)
	$396,349	(Cdn$404,471)

d)

On November 26, 2010, the Company entered into three year equipment lease that expires on November 30, 2013. The lease payment for the first 35 months will be $2,450 (Cdn$2,500) and the last month will be $1,579 (Cdn$1,611). The lease is secured by the leased equipment.

e)

On March 27, 2010, the Company entered into a 1 year consulting agreement in which the Company will issue shares of the Company’s common stock equal in value to Cdn$6,000 plus GST at the average price over the immediate 20 preceding days payable on the 20th of each month, for an aggregate maximum of 6,000,000 shares of common stock if the consulting services are provided for the full term of this agreement. The Company will pay the consultant a commitment fee of $8,231 (Cdn$8,400).

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

16.	Income Taxes

Components of the Company’s deferred tax assets at November 30, 2010 and 2009 are as follows:

	November 30,	November 30,
	2010	2009
	$	$

Deferred tax assets, non-current:
Remediation and reclamation costs	227,136	217,265
Net operating loss carry forwards	19,727,014	22,918,545
Temporary differences arising from mineral
properties and building, plant and equipment	432,074	1,999,996
Other temporary differences	237,545	(164,099)
Valuation allowance	(20,623,769)	(24,971,707)

	–	–

A reconciliation of the statutory rate and the effective income tax rate is as follows:

	November 30,	November 30,
	2010	2009
	$	$

Loss from operations before income tax	4,112,667	6,760,766
US statutory corporate income tax rate	34%	34%

Income tax benefit computed a US statutory corporate income tax rate	930,885	2,298,660

Reconciling items:
State taxes	42,485	90,760
Difference in Canadian tax rates	(251,230)	(238,402)
Tax loss expired during the year	(1,849,061)	(1,153,099)
Change in tax rate	(1,284,653)
Permanent and other differences	(1,936,364)	224,833
Change in valuation allowance on deferred tax assets	4,347,938	(1,222,752)

Income taxes	–	–

The Company applies the provisions of FASB ASC 740, Income Taxes. FASB ASC 740 prescribes the use of the liability method thereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption.

The Company is subject to Canada federal and provincial income tax and has concluded substantially all Canada federal and provincial tax matters for tax years through November 30, 2003. The tax filings for years from 2004 to 2010 are subject to be audited by Canadian jurisdictions. The Company’s U.S. subsidiaries are also subject to U.S. federal and state income tax and have concluded substantially all U.S. federal and state income tax matters for tax years through November 30, 2006. The tax filings for years from 2007 to 2010 are subject to be audited by U.S. jurisdictions.

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

As of November 30, 2010, the Company had losses carried forward totaling $33,795,772 available to reduce future years’ income for U.S. income tax purposes which expire in various years to 2030. In addition, the Company had losses carried forward in Canada totalling Cdn$25,065,771 which expire in various years to 2030.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

17.	Segment Disclosures

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

Long-lived assets by geographical segment as of the fiscal years ended November 30, 2010 and 2009 is as follows:

	Canada	United States	Total
As of November 30, 2010
Mineral properties and rights	-	1,600,442	1,600,442
Property and equipment	7,676	486,740	494,416
	$7,676	$2,087,182	$2,094,858

As of November 30, 2009
Mineral properties and rights	-	1,398,601	1,398,601
Property and equipment	423,121	578,888	1,002,009
	$423,121	$1,977,489	$2,400,610

18.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the fiscal years ended November 30, 2010 and 2009 is as follow:

	Year ended	Year ended
	November 30,	November 30,
	2010	2009
	$	$
Changes in non-cash financing and investing activities:
Common stock issued on conversion of convertible debentures	407,443	-
Mineral claims royalty payable changes at period-end for mineral rights	80,000	80,000
Convertible debenture issued on repayment of accounts payable	202,444	-

19.	Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2

Level 2 applies to assets or liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

19.	Fair Value Measurements (Continued)

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance: determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and determining whether a market is considered active requires management judgment.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Pursuant to ASC 825, cash is based on "Level 1" inputs and due to related parties, promissory notes and convertible debt are valued based on “Level 2” inputs, consisting of model driven valuations. The Company believes that the recorded values of these financial instruments, other receivables and accounts payable approximate their current fair values because of their nature or respective relatively short durations.

Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of May 31, 2010 as follows

Fair Value Measurements Using

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	November
	(Level 1)	(Level 2)	(Level 3)	30, 2010
	$	$	$	$

Assets:
Cash	66,267	–	–	66,267

As at November 30, 2010, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet

20.	Subsequent Events

	a)	In December 2010, a subscription agreement for 2,000,000 units at a price of $0.003 per unit was cancelled and all issued units were returned and cancelled accordingly.

	b)	Subsequent to the fiscal year ended November 30, 2010, the Company issued 75,000,000 shares of common stock at $0.004 per share for gross proceeds of $300,000.

c)

Subsequent to the fiscal year ended November 30, 2010, the Company completed issued 100,000,000 units at $0.0021 per unit for gross proceeds of $210,000. Each unit consists of one share of common stock and one share purchase warrant. Each warrant is exercisable at a price of $0.01 per share for a period of one year.

	d)	Subsequent to the fiscal year ended November 30, 2010, the Company issued 1,928,572 shares of common stock at $0.00233 per share for gross proceeds of $4,494.

e)

The Company entered into several consulting and other service agreements for various corporate planning, business development and strategies, media solutions and legal, etc. services. Pursuant to these consulting and other agreements, the Company issued an aggregate of 246,252,211 shares of the Company’s unrestricted free trading common stock. These shares were issued under the Company’s Equity Compensation Plans.

f)

On December 2, 2010, the Company adopted the 2010-II Equity Compensation Plan to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the 2010-II Plan may not exceed 400,000,000 in aggregate. On December 2, 2010, the Company filed a registration statement on Form S-8 to register all 400,000,000 of such shares.

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

20.	Subsequent Events (continued)

g)

On December 6, 2010, the Company issued a 6% convertible redeemable note in the amount of $34,852 with a maturity date of December 6, 2012. The note bears interest at 6% per annum and shall increase to 8% upon an event of default. At any time, the Company has the option to redeem this note and pay the Note holder 150% of the unpaid principal. The note is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal portion, at a conversion price per share equal to 65% of the average of the three lowest VWAP of the Company’s common stock for the 20 trading days including the day upon which a notice of conversion is received by the Company. On December 7, 2010, the Company issued 16,596,171 unrestricted shares of common stock upon the conversion of the note.

	h)	Subsequent to the fiscal year ended November 30, 2010, the Company issued 35,256,411 shares of common stock upon the conversion of the $75,000 convertible note described in Note 8(d).

21.	Restatement

During the year ended November 30, 2010, the Company identified an error relating to the accounting for the convertible debt described in Note 8(a) in its financial statements included in the Company’s Form 10-K filed with the SEC on March 12, 2010. The Company had previously separately accounted for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on the Company’s non-convertible borrowing cost at the issuance date. The value attributed to the conversion feature of the convertible note was included in additional paid-in capital on the consolidated balance sheet. Debt issuance costs of $7,500 and shares issued with the convertible debt valued at $80,000 were expensed in the statement of operations. After further review, the Company has determined that the proceeds should have been allocated based on the relative fair values of the convertible note and the shares at time of issuance, the resulting beneficial conversion of the convertible note recorded in additional paid-in capital, and debt issuance costs capitalized as deferred charges and amortized over the term of the convertible debt.

The following table reflects the adjustment and restated amounts:

	As at November 30, 2009
	As Reported		Adjustment	As Restated
Consolidated Balance Sheet	$		$	$

Current assets
Debt issuance costs	-	a)	6,825	6,825

Total assets	3,145,399		6,825	3,152,224

Current liabilities
Convertible Debt	69,760	b)	(68,880)	880

Total liabilities	3,026,981		(68,880)	2,958,101

Stockholders’ Equity
Common stock	100,883,269	b)	(35,738)	100,847,531
Additional paid-in capital	1,206,124	c)	24,522	1,230,646
Accumulated Deficit	(102,070,975)	b)	86,921	(101,984,054)

Total Stockholders’ Equity	118,418		75,705	194,123

Silverado Gold Mines Ltd.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2010
(Expressed in US dollars)

21.	Restatement (continued)

	For the year ended November 30, 2009
	As Reported		Adjustment	As Restated
Consolidated Statement of Operations	$		$	$

Operating expenses
		a)
Amortization of debt issuance costs	87,500	b)	(86,825)	675

Total operating expenses	5,889,713		(86,825)	5,802,888

Interest Expense	476	a)	(96)	380

Net Loss	6,760,766		(86,921)	6,673,845

a)	To capitalized and amortize debt issuance costs.
b)	To allocate proceeds from issuance of convertible debt and shares based on the relative fair values of the convertible note and the shares issued to debt holder at time of issuance.
c)	To record beneficial conversion feature of convertible note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we evaluated the effectiveness of our disclosure controls and procedures and our internal control over financial reporting as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and former Chief Financial Officer, Garry L. Anselmo (“CEO”) and our current Chief Financial Officer, Donald Balletto (“CFO”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting as of the end of the period covered by this report were effective to ensure that the information we are required to disclose in the reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO and CFO, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosure. It was also determined that there were no changes that had a material effect on, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our current executive officers and directors are:

Name	Age	Position
Garry L. Anselmo (2)	67	Chairman of the Board of Directors; President, and Chief Executive Officer
Stuart C. McCulloch (1) (2)	75	Director
Donald G. Balletto(1)	66	Director and Chief Financial Officer
John R. Mackay	77	Secretary

(1)	Member of Silverado's Audit Committee
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

Audit Committee

Our audit committee is comprised of Stuart McCulloch and Donald Balletto. Mr. McCulloch serves as the chairman of the audit committee. Our board of directors has determined that each member of our audit committee is independent as that term is defined in Rule 121 of the American Stock Exchange listing standards. Our board of directors has determined none of the directors on our audit committee presently meets the definition of a “financial expert” based on their respective experience and qualification. Our audit committee presently does not include a member who has been determined by our board of directors to qualify as a “financial expert”. Our board of directors is presently looking for a suitable candidate to join as a member of our board of directors and who would meet the definition of “financial expert”. We were unable to identify such a candidate during our most recent fiscal year.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of Garry L. Anselmo and Stuart McCulloch. Mr. Anselmo serves as the chairman of the compensation committee. The compensation committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company and administering the Company’s equity compensation plans.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following summary compensation table sets forth certain compensation information for the Company’s named executive officer. No other named executive officer of the Company received compensation in excess of $100,000 during the fiscal year ended November 30, 2010.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Garry L Anselmo, Principal Executive Officer, President, Director	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information regarding outstanding equity awards of our named executive officer at our fiscal year ended November 30, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options ( # ) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Garry L. Anselmo, Principal Executive Officer, President	10,000,000	0	0	0.07	January 11, 2013	0	0	0	0
	15,000,000	0	0	0.05	January 4, 2013	0	0	0	0
	6,000,000	0	0	0.05	July 11, 2011	0	0	0	0
	2,500,000	0	0	0.03	January 8, 2011	0	0	0	0
Total	33,500,000	0	0			0	0	0	0

Director Compensation

The following table sets forth compensation information for the Company’s directors during fiscal year 2010.

Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Stuart C. McCulloch	0	0	0	0	0	0	0
Robert Dynes	0	0	0	0	0	0	0
Donald G. Balletto	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the Company’s common shares owned beneficially as of March 14, 2011 by: (i) each person (including any “group”) known by the Company to own beneficially more than five percent (5%) of any class of the Company’s voting securities, (ii) each director and named executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. As of March 14, 2011, no person is known to us to beneficially own more than 5% of our outstanding common shares. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares listed.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Common Shares	Garry L. Anselmo, Director, President, Chief Executive Officer	35,050,007 (2)	1.2%
Common Shares	Stuart McCulloch, Director	6,633,400(3)	0.0023%
Common Shares	All Directors and Named Executive Officers as a Group (2 persons)	41,683,407 (4)	1.43%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 14, 2011. As of March 14, 2011, there were 2,914,377,244 common shares of the Company issued and outstanding.

(2)

Consists of 4,050,000 shares held by Garry L. Anselmo, 7 shares beneficially owned through Tri-Con Mining Ltd, and 31,000,000 shares that can be acquired by Mr. Anselmo upon exercise of options to purchase shares held by Mr. Anselmo within 60 days of the date hereof.

(3)

Consists of 33,400 shares held by Stuart McCulloch and 6,600,000 shares that can be acquired by Mr. McCulloch upon exercise of options to purchase shares held by Mr. McCulloch within 60 days of the date hereof.

(4)

Consists of 4,083,407 shares held by the named individuals and 37,600,000 shares that can be acquired by them upon exercise of options to purchase shares held by them within 60 days of the date hereof.

Changes in Control

We are not aware of any arrangement that may result in a change in control of the Company.

Securities Authorized For Issuance Under Equity Compensation Plans

Set forth in the table below is information regarding outstanding equity awards made under equity compensation plans through November 30, 2010, the end of the most recently completed fiscal year.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities available for future plan issuance
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders

2010-I Equity Compensation Plan	N/A	N/A	2,848,964
2009-III Equity Compensation Plan	N/A	N/A	N/A
2009-II Equity Compensation Plan	N/A	N/A	N/A
2009 Equity Compensation Plan	N/A	N/A	N/A
2007-I Equity Compensation Plan	N/A	N/A	N/A
2007 Stock Option Plan	12,700,000	$0.07	N/A
Equity Compensation Plans Prior to 2007	31,600,000	$0.05	N/A

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

On December 11, 2009, the Company adopted the 2009-III Equity Compensation Plan (the “2009-III Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the 2009-III Plan may not exceed 120,000,000 in aggregate. On December 16, 2009, the Company filed a registration statement on Form S-8 to register all 120,000,000 of such shares. During the fiscal year ended November 30, 2010, all 120,000,000 of such shares were issued to various consultants for consulting and other services.

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

During the fiscal year ended November 30, 2010, there were no stock options granted under any equity compensation plan. Pursuant to several consulting and other agreements, the Company issued an aggregate of 290,802,188 shares of the Company’s common stock under equity compensation plans in payment of consulting fees and other expenses, valued at the fair market price on effective dates of the consulting agreements or based on the terms in the agreements.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

During the fiscal year ended November 30, 2010, the Tri-Con Group’s services focused mainly on corporate planning; mining, drilling and engineering planning and preparation for production on the Company’s Nolan property; and administration services. During the fiscal year ended November 30, 2010, there were nominal exploration activities due to the Company’s cash flow constraints and consequently the Tri-Con Group waived the US $10,000 monthly fee and the CDN $10,000 monthly fee for the year ended November 30, 2010 for a total of US $235,505. As of November 30, 2010, the Company owed $849,026 to the Tri-Con Group for exploration and administration services performed on behalf of the Company.

For the fiscal year ended November 30, 2009, the Tri-Con Group’s services focused mainly on corporate planning, drilling, engineering planning and preparation for production on the Company’s Nolan property; equipment and property maintenance; and administration services at both the field and corporate offices. During the fiscal year ended November 30, 2009, Tri-Con Mining Inc. forgave $600,000 of current year billings to the Company in recognition of the Company’s cash flow constraints. As of November 30, 2009, after the adjustment of $600,000, Silverado owed $1,064,046 to the Tri-Con Group for exploration and administration services rendered. The amounts are non-interest bearing and due on demand.

The following is a summary of the aggregate amounts billed by the Tri-Con Group for disbursements and for services rendered by the Tri-Con Group personnel during the fiscal years ended November 30, 2010 and 2009:

	2010	2009
Mineral exploration and administration services	$–	$1,566,374
General administration and management services	148,036	552,227
Amounts forgiven by Tri-Con Group	–	(600,000)
	$148,036	$1,518,601

Amount of total charges in excess (less than) of the cost	$20,938	$(32,780)

Percentage of excess(shortage) of the cost charged over total amount billed	14.14%	(2.16)%

Stock Option Grants

No stock options were granted to directors or executive officers during the fiscal years ended November 30, 2010 and 2009.

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-K regarding director independence, we have used the definition of “independent director” set forth in the Marketplace Rules of The NASDAQ, which defines an “independent director” generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, we believe that Stuart McCulloch and Donald G. Balletto are independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our former independent auditor, Mallah Furman for each of our last two fiscal years:

	Fiscal years ended
	November 30
	2010	2009
Audit Fees:	$56,000	$51,600
Audit Related Fees:	$51,310	$38,158
Tax Fees:	--	--
All Other Fees:	6,600	5,004
Total:	$113,910	$94,762

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditor for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-Related Fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our interim financial statements and are not reported under 'Audit Fees.' This category comprises fees billed for independent accountant review of our interim financial statements and management discussion and analysis, as well as advisory services associated with our financial reporting.

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

Silverado Gold Mines Ltd.

Date: March 15, 2011	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
President and Chief Executive Officer (Principal
Executive Officer)

Date: March 15, 2011	By: /s/ Donald G. Balletto
Donald G. Balletto,
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2011	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
Director, President, Chief Executive Officer (Principal Executive
Officer)

Date: March 15, 2011	By: /s/ Donald G. Balletto
Donald G. Balletto,
Director, Chief Financial Officer (Principal Financial Officer)

Date: March 15, 2011	By: /s/ Stuart McCulloch
Stuart McCulloch,
Director