Form 10-Q
period 2011-02-28
SILVERADO GOLD MINES LTD
filed 2011-04-14
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2011

or

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
Yes [ ]     No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,914,377,244 common shares, no par value, outstanding as of April 14, 2011.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)

INDEX

Quarterly Period Ended February 28, 2011

			Page
PART I	FINANCIAL INFORMATION

	ITEM 1	FINANCIAL STATEMENTS	3

		Consolidated Balance Sheets as of February 28, 2011 (unaudited) and November 30, 2010 (audited)	3

		Consolidated Statements of Operations and Comprehensive Loss for the three months ended February 28, 2011 and 2010, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through February 28, 2011 (unaudited)	4

		Consolidated Statements of Cash Flows for the three months ended February 28, 2011 and 2010, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through February 28, 2011 (unaudited)	5

		Notes to the Consolidated Financial Statements as of February 28, 2011 (unaudited)	6-24

	ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25-33

	ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

	ITEM 4	CONTROLS AND PROCEDURES	34

PART II	OTHER INFORMATION

	ITEM 1	LEGAL PROCEEDINGS	35

	ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

	ITEM 3	DEFAULTS UPON SENIOR SECURITIES	35

	ITEM 4	[REMOVED AND RESERVED]	35

	ITEM 5	OTHER INFORMATION	35

	ITEM 6	EXHIBITS	36-37

SIGNATURES			38

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	February 28,	November 30,
	2011	2010
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	41,216	66,267
Gold inventory (Note 3)	6,316	6,316
Prepaid expenses and other receivables (Note 4)	138,138	316,393
Total Current Assets	185,670	388,976
Mineral Properties and Rights (Note 5)	1,621,692	1,600,442
Property and Equipment (Note 6)	471,248	494,416
Total Assets	2,278,610	2,483,834

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	894,679	915,819
Due to related parties (Note 10)	665,765	871,744
Promissory notes (Note 7)	50,000	62,327
Convertible debt, net of unamortized discount of $330,226 (Note 8)	19,774	10,620
Mineral claims royalty payable	571,250	550,000
Total Current Liabilities	2,201,468	2,410,510
Asset Retirement Obligation (Note 9)	572,079	565,016
Total Liabilities	2,773,547	2,975,526
Commitments and Contingencies (Notes 1 and 15)
Subsequent Event (Note 19)
Stockholders’ Deficit
Common Stock, unlimited shares authorized, no par value; 2,921,377,244 shares issued and outstanding (November 30, 2010 - 2,441,343,879 shares )	105,584,639	103,999,508
Additional Paid-in Capital	1,368,584	1,397,805
Shares To Be Issued	251,671	207,716
Deficit Accumulated During the Exploration Stage	(107,699,831)	(106,096,721)
Total Shareholders’ Deficit	(494,937)	(491,692)
Total Liabilities and Stockholders’ Deficit	2,278,610	2,483,834

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)
(Stated In United States Dollars)

	Accumulated From
	December 1, 2001
	(Date of
	Recommencement of
	Exploration Stage)	Three Months Ended
	to February 28,	February 28,
	2011	2011	2010
	$	$	$
			(Restated – Note 20)

Revenue	–	–	–

Expenses

Accounting and auditing	981,443	85,402	6,883
Advertising, promotion and travel	3,028,547	2,203	12,051
Consulting fees	13,079,180	1,042,271	563,167
Depreciation and accretion	2,968,689	24,679	48,746
Exploration expenses	16,117,826	94,980	85,732
Amortization of debt issuance costs	320,828	1,525	1,825
Foreign exchange (gain) loss	(392,825)	(792)	3,041
Legal and other professional fees	1,893,848	28,518	191,819
Management services (Note 10)	6,583,692	40,446	46,417
Office expenses	5,464,540	132,125	75,610
Related party charges in excess of cost incurred (Note 10)	4,936,979	4,953	7,413
Reporting and investor relations	1,587,514	29,602	58,039
Research	1,064,735	–	–
Transfer agent and filing fees	454,995	13,991	17,752
Impairment of mineral claim expenditures	1,159,529	–	–
Impairment of property and equipment	329,679	–	–
Impairment of leasehold improvements	340,821	–	–

Total Operating Expenses	59,920,020	1,499,903	1,118,495

Operating Loss	(59,920,020)	(1,499,903)	(1,118,495)

Gold income earned during the exploration stage

Gold sale proceeds earned during the exploration stage	3,714,310	–	–
Cost of gold sold	(3,250,373)	–	–
Gold inventory addition from gold extraction	3,248,056	–	–

Total Gold Income Earned During the Exploration Stage	3,711,993	–	–

Other Income (Expense)

Interest and other income	278,067	–	33
Interest expenses on capital lease obligations	(333,221)	–	–
Accretion of discount on convertible and promissory debentures	(1,224,220)	(107,342)	(25,176)
Other interest expenses and bank charges	(136,833)	(8,192)	(6,977)
Penalty on convertible debt	(75,000)	–	–
Commitment fees	(960,000)	–	–
Loss on disposal of property and equipment	(279,529)	–	–
Gain on derivatives	(29,797)	–	14,292
Gain on derecognition of convertible debentures, promissory note and accrued interest	273,154	12,327	–

Total Other Expenses	(2,487,379)	(103,207)	(17,828)

Loss before cumulative effect of accounting change	(58,695,406)	(1,603,110)	(1,136,323)

Cumulative effect of accounting change	(99,481)	–	–

Net Loss	(58,794,887)	(1,603,110)	(1,136,323)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)

Weighted Average Shares Outstanding		2,820,131,327	1,613,165,291

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

	Accumulated From
	December 1, 2001 (Date
	of Recommencement of
	Exploration Stage)	Three Months Ended
	to February 28,	February 28,
	2011	2011	2010
	$	$	$
			(Restated – Note 20)

Operating Activities
Net loss	(58,794,887)	(1,603,110)	(1,136,323)
Adjustments to reconcile net loss to cash used in operating activities:
Cumulative effect of accounting change	99,481	–	–
Amortization of debt issue costs	7,500	–	1,825
Depreciation and accretion	2,968,689	24,679	48,746
Loss on disposal of property and equipment	279,529	–	–
Stock-based compensation included in management fees	3,375,644	–	–
Stock issued for debenture	217,687	–	–
Stock issued for consulting and other expenses	7,796,962	885,893	243,936
Prepaid consulting fees expensed	1,249,059	198,693	482,282
Stock issued for commitment fees	960,000	–	–
Financing expense	252,003	–	–
Accretion of discount on convertible debt	1,014,783	107,342	25,176
Loss (gain) on derivative	29,797	–	(14,292)
Gain on derecognition of convertible debt, promissory note and accrued interest	(273,154)	(12,327)	–
Impairment of mineral claim expenditures	1,159,529	–	–
Impairment of property and equipment	329,679	–	–
Impairment of leasehold improvements	340,821	–	–
Changes in operating assets and liabilities:
Gold inventory	2,317	–	–
Prepaid expenses and deposits	(44,409)	2,167	1,058
Accounts payable and accrued liabilities	652,575	31,218	117,592
Advances to related party	374,451	(205,981)	(43,094)
Asset retirement obligation	42,768	7,063	6,756
Net Cash Used in Operating Activities	(37,959,176)	(564,363)	(266,338)
Investing Activities
Investment in mineral properties and rights	(1,366,942)	–	–
Purchase of property and equipment	(3,082,630)	(1,511)	–
Proceeds from sale of property and equipment, net	825,299	–	–
Net Cash (Used In) Provided By Investing Activities	(3,624,273)	(1,511)	–
Financing Activities
Repayment of loans payable	(110,728)	–	–
Repayment of capital lease obligation	(1,131,607)	–	–
Proceeds from issuance of convertible debt, net	570,000	–	75,000
Proceeds from issuance of promissory notes	62,327	–	50,000
Share subscriptions received	203,745	104,453	172,324
Proceeds from issuance of common stock, net	41,782,029	431,877	65,250
Proceeds from exercise of warrants	231,806	4,493	–
Net Cash Provided By Financing Activities	41,607,572	540,823	362,574
Increase (Decrease) In Cash	24,123	(25,051)	96,236
Cash - Beginning of Period	17,093	66,267	–
Cash - End of Period	41,216	41,216	96,236

Supplemental Disclosures
Interest paid		–	4,978
Income taxes paid		–	–

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

1.	Nature of Operations

Silverado Gold Mines Ltd. (“Silverado” or the “Company”) was incorporated under the laws of British Columbia, Canada in June 1963. The Company is engaged in the exploration of mineral properties in the State of Alaska, through its wholly- owned subsidiary, Silverado Gold Mines Inc. (incorporated under the laws of the State of Alaska, U.S.A. on May 29, 1981) and in the research and development of low-rank coal-water fuel as a replacement fuel for oil fired boilers and utility generators through its other wholly-owned subsidiary, Silverado Green Fuel, Inc. (incorporated under the laws of the State of Alaska, U.S.A. on August 14, 2006).

The Company is considered to be an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. Accumulated results of operations and cash flows are presented from December 1, 2001, the date the Company re-entered the exploration stage.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at February 28, 2011, the Company has a working capital deficiency of $2,015,798 and has accumulated losses of $107,699,831 since inception and its operations continue to be funded primarily from sales of its stock and the sale of gold extracted during exploration activities. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties and completion of the research and development of its low-rank coal-water fuel project is dependent on the Company’s ability to obtain the necessary financing from sales of its stock and debt financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended November 30, 2010, included in the Company’s Annual Report on Form 10-K filed on March 15, 2011, with the SEC.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

The preparation of these consolidated statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation, deferred income tax asset valuations, asset retirement obligations, financial instrument valuations, and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Cash and Cash Equivalents

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

	e)	Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis as follows:

Mining equipment	10 years
Auto and trucks	5 years
Computer equipment	3 years
Computer software	1 year
Leasehold improvements	5 – 7 years
Furniture and fittings	10 years

f)	Financial Instruments

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

2.	Summary of Significant Accounting Policies (continued)

	h)	Revenue Recognition

Proceeds from the sale of gold recoveries from test mining are recorded as other income earned during the exploration stage. The Company recognizes revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

	i)	Mineral Property Costs

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

	j)	Asset Retirement Obligation

The Company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long- lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

	k)	Foreign Currency Translation

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

	l)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at February 28, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

	m)	Long-lived Assets

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

2.	Summary of Significant Accounting Policies (continued)

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	n)	Stock-based Compensation

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

	o)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 445,037,093 as of February 28, 2011.

	p)	Debt Issuance Costs

The Company recognizes debt issue costs on the balance sheet when incurred, and amortizes the balance over the term of the related debt.

	q)	Income Taxes

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

	r)	Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

	s)	Recently Issued and Adopted Accounting Pronouncements

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
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

3.	Gold Inventory

The Company’s test production in past years has yielded gold dust and gold nuggets. Gold dust has yielded sales prices equivalent to the spot gold price. Gold nuggets, however, are considered to be gem or jewelry items, which in the industry sell at a higher price than the spot price. They are valued according to weight, purity, character, and relative flatness (wearing quality). Historically, the Company’s gold nuggets have sold at prices above the spot gold price. The following is a summary of gold inventory changes during the three months ended February 28, 2011, and during the fiscal year ended November 30, 2010:

		Weighted
	Troy Ounces	Average Price	Value

Balance as of November 30, 2009	10	$657.50	$6,316
Cost of gold sold	–	–	–
Balance as of November 30, 2010	10	$657.50	$6,316
Cost of gold sold	–	–	–
Balance as of February 28, 2011	10	$657.50	$6,316

4.	Prepaid Expenses and Other Receivables Prepaid expenses and other receivables consist of:

		November 30,
	February 28, 2011	2010

Prepaid consulting and other fees resulting from share issuance	$2,605	$223,193
Shares issued for attorney retainer	92,500	48,000
Total prepaid expenses resulting from share issuance	95,105	271,193
Insurance deposits, GST refund and others	43,033	45,200
Total	$138,138	$316,393

During the three months ended February 28, 2011, the Company issued an aggregate of 251,252,211 shares of the Company’s common stock for consulting and other service fees, valued at the fair market price on the measurement date, for total consideration of $908,498, of which $22,605 was recorded as prepaid expenses at February 28, 2011.

Of the shares of the Company’s common stock issued for consulting and other services, 225,000,000 shares with a fair value of $817,500 were issued to a consultant to render services for a 3 month period commencing on December 3, 2010.

5.	Mineral Properties and Rights

The Company holds interests in four groups of mineral properties, Nolan, Ester Dome, Hammond and Eagle Creek, in Alaska, U.S.A. All of these properties are in the exploration stage and have no proven reserves as of February 28, 2011. The Nolan property has a probable reserve; however, a more extensive feasibility study is required to ascertain if such probable reserve can be classified as a proven reserve.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

5.	Mineral Properties and Rights (continued)

Since the Company has no proven reserves on its properties as of February 28, 2011, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment in accordance with ASC 360 and has not recognized any impairment. A summary of such capitalized direct costs for the three months ended February 28, 2011, and for the fiscal year ended November 30, 2010 is as follows:

	Nolan	Ester Dome	Hammond	Eagle Creek	Total
	(a)	(b)	(c)	(d)
Balance as of November 30, 2009	$743,859	$40,702	$525,900	$88,140	$1,398,601
Additions during the year:
Claim fees paid during the year	85,953	9,398	8,400	13,090	116,841
Royalty payment	–	–	–	5,000	5,000
Accrued royalty payment	–	–	80,000	–	80,000
Balance as of November 30, 2010	829,812	50,100	614,300	106,230	1,600,442
Additions during the period:
Claim fees paid during the period	–	–	–	–	–
Royalty payment	–	–	–	–	–
Accrued royalty payment	–	–	20,000	1,250	21,250
Balance as of February 28, 2011	$829,812	$50,100	$634,300	$107,480	$1,621,692

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

5.	Mineral Properties and Rights (continued)

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

	c)	Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. The Company has leased this property from Alaska Mining Company, Inc. (“Alminco”) since December 14, 1994 and is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. As of February 28, 2011, the capitalized mineral rights of $634,300 (November 30, 2010 - $614,300) for the Hammond property includes royalty accruals totalling $570,000 (November 30, 2010 - $550,000) that are unpaid, and are included in mineral claims payable on the accompanying consolidated balance sheets. During the three months ended February 28, 2011, the Company accrued $20,000 in payable royalties. During the three months ended February 28, 2011, the Company paid $nil (2010 - $nil) in federal claim fees to BLM.

	d)	Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The Company owns a 50% interest and has an option to purchase a full 100% interest in the property for $400,000, towards which $38,000 remains to be paid. This property is subject to a royalty of 15% of net profits. A payment in the amount of $5,000 is due on August 1st of each year until the remaining $38,000 is paid. Such yearly payment is required to keep the option in good standing. Ownership of the claims is in the name of the Company’s subsidiary, Silverado Gold Mines Inc. During the three months ended February 28, 2011, the Company accrued the required $1,250 option payment.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

6.	Property and Equipment

Property and equipment primarily include capital expenditures associated with the Company’s Vancouver office, and mining equipment and camp facilities at the Nolan Gold Project in Alaska. Depreciation expense for the three months ended February 28, 2011, was $24,679 (2010 - $48,746).

A summary of the Company’s property and equipment as of February 28, 2011, and November 30, 2010, is as follows:

			February 28,	November 30,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Offices
Computer equipment and software	140,079	136,324	3,755	3,951
Furniture and fittings	394,559	390,769	3,790	3,725

Mining Project
Nolan gold project buildings	63,000	63,000	–	–
Leasehold improvements	48,123	33,686	14,437	16,843
Nolan mining equipment	1,017,987	601,923	416,064	435,735
Auto and trucks	19,193	10,236	8,957	9,917
Assets under construction	24,245	–	24,245	24,245
	1,707,186	1,235,938	471,248	494,416

Assets under construction are not subject to depreciation until substantially complete.

7.	Promissory Notes

In February 2010, the Company received $50,000 from an investor and issued a promissory note dated as of March 1, 2010. The unpaid principal balance of the note bears interest at a rate equal to twelve percent (12%) per annum if repaid by the Company within ninety (90) days from the date of the note, or eighteen percent (18%) per annum if repaid at any time thereafter. The note matured on September 1, 2010. As of February 28, 2011, the Company has not repaid the note and has accrued interest of $8,650 which is recorded in accrued liabilities.

During the fiscal year ended November 30, 2010, the Company received advances of $12,327 from a consultant which is due on demand, and bears interest at 7% per annum. During the three months ended February 28, 2011, the advances were forgiven by the consultant and the Company recognized a gain of $12,327.

8.	Convertible Debt

a)

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

8.	Convertible Debt (continued)

The total discount immediately after the initial accounting is performed is $74,500 reducing the carrying value of the convertible debt to $500. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

During the year ended November 30, 2010, the Company recorded accretion of discount of $4,420 increasing the carrying value of the loan to $4,920. During the three months ended February 28, 2011, the Company issued 35,256,411 shares upon the conversion of the principal amount of $75,000. In accordance with ASC 470-20, the Company recognized unamortized discount of $65,522 as interest expense upon the conversion of the note. During the three months ended February 28, 2011, the Company recorded accretion of discount of $4,558.

b)

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

During the year ended November 30, 2010, the Company recorded accretion of discount of $2,501 increasing the carrying value of the loan to $3,001. During the three months ended February 28, 2011, the Company recorded accretion of discount of $6,616 increasing the carrying value of the loan to $9,617.

c)

On September 17, 2010, the Company entered into a secured convertible note agreement and issued a convertible note in the sum of $165,000 with a maturity date of September 17, 2011. The Company received net proceeds of $148,500 and recorded a 10% discount on this note. The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right from October 1, 2010 to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.0045 or 70% of the average of the three lowest VWAP prices of the Company’s common stock for the 20 trading days preceding a conversion date. Pursuant to the note agreement, the Company will issue 20,000,000 shares (“compensation shares”) of the Company’s common stock to the Note holder as compensation costs. As at February 28, 2011, the Company has not issued the shares.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

8.	Convertible Debt (continued)

During the year ended November 30, 2010, the Company recorded accretion of discount of $1,202 increasing the carrying value of the loan to $1,702. During the three months ended February 28, 2011, the Company recorded accretion of discount of $4,977 increasing the carrying value of the loan to $6,679.

d)

On October 25, 2010, the Company entered into a secured convertible note agreement and issued a convertible note in the sum of $110,000 with a maturity date of October 25, 2011. The Company received net proceeds of $99,000 and recorded a 10% discount on this note. The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.004 or 65% of the average of the three lowest VWAP prices of the Company’s common stock for the 20 trading days preceding a conversion date. Pursuant to the note agreement, the Company will issue 15,000,000 shares (“compensation shares”) of the Company’s common stock to the Note holder as compensation costs. As at February 28, 2011, the Company has not issued the shares.

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

During the year ended November 30, 2010, the Company recorded accretion of discount of $497 increasing the carrying value of the loan to $997. During the three months ended February 28, 2011, the Company recorded accretion of discount of $2,481 increasing the carrying value of the loan to $3,478.

e)

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

Pursuant to ASC 470-20-25, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $23,189 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $11,663. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

On December 7, 2010, the Company issued 16,596,171 unrestricted shares of common stock upon the conversion of the note. In accordance with ASC 470-20, the Company recognized unamortized discount of $23,189 as interest expense.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

9.	Asset Retirement Obligations

Asset retirement obligations relate to the closure and reclamation of the Grant Mill Tailings Pond and the Mill complex, and to the reclamation work associated with the Nolan Gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and re-vegetating the disturbed areas. The Company has no assets legally restricted for purposes of settling asset retirement obligations. A summary of assets retirement obligation for the three months ended February 28, 2011, and for the fiscal year ended November 30, 2010, is as follows:

	Grant	Nolan
	Mine	Project	Total
Balance as of November 30, 2009	$368,884	$171,523	$540,407
Accretion expense	18,444	8,576	27,020
Liabilities settled	(1,511)	(900)	(2,411)
Balance as of November 30, 2010	$385,817	$179,199	$565,016
Accretion expense	4,823	2,240	7,063
Liabilities settled	–	–	–
Balance as of February 28, 2011	$390,640	$181,439	$572,079

a)	Grant Mine

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

The Company believes that the estimated fair value of the cost of reclamation at this time will approximate the accrued obligations plus 5% accretion expense per annum until reclaimed. During the three months ended February 28, 2011, the Company recorded $4,823 (2010 - $4,611) accretion expense.

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

As of February 28, 2011, and November 30, 2010, the Company is obligated to reclaim 21 acres at Nolan Creek. These 21 acres are areas essential for the Company’s operations and consist of the camp area, equipment storage area, processing area, explosives storage area, and the portal area, as well as the roads and core storage area.

The Company believes that the remaining accrued obligations plus 5% accretion expense per annum until the remaining 21 acres are reclaimed is sufficient to cover the cost of reclamation. During the three months ended February 28, 2011, the Company recorded $2,240 (2010 - $2,144) accretion expense.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

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

Under the current contracts dated January 1, 1997, Tri-Con Group bills the Company cost plus 25% for exploration and cost plus 15% for development, mining and reclamation. The term “cost” means out-of-pocket or actual cost incurred by Tri-Con Group plus 15% for office overhead including stand-by and contingencies. There is no mark-up on capital purchases. The Tri-Con Group does not charge the Company for the services of its directors who are also directors of the Company. In addition, per the terms of the agreements, the Company paid a base administration fee of CDN $10,000 per month to Tri-Con Mining Ltd. and US $10,000 per month to Tri-Con Mining Inc., respectively. Both the Company the Tri-Con Group have the right to terminate the agreement in its entirety at any time upon 30 days advances written notice.

During the three months ended February 28, 2011, the Tri-Con Group’s services focused mainly on corporate planning; mining, drilling and engineering planning and preparation for production on the Company’s Nolan property; and administration services. During the three months ended February 28, 2011, there were nominal exploration activities due to the Company’s cash flow constraints and consequently the Tri-Con Group waived the US $10,000 monthly fee and the CDN $10,000 monthly fee for the three months ended February 28, 2011 for a total of US $59,898.

As of February 28, 2011, the Company owed $662,645 (November 30, 2010 - $849,026) to the Tri-Con Group for exploration and administration services performed on behalf of Silverado. The following is a summary of Tri-Con Group charges for the three months ended February 28, 2011 and 2010:

	Three months	Three months
	ended	ended
	February 28, 2011	February 28, 2010

Exploration services	$–	$–
Administration and management services	37,970	56,832
Amounts forgiven by Tri-Con Group	–	–
	$37,970	$56,832
Amount of total charges in excess of the cost	$4,953	$7,413
Percentage of excess of the cost charged over total amount billed	13.04%	13.04%

b)	As of February 28, 2011, the Company owed $3,120 (November 30, 2010 – $3,120) to the President of the Company for amounts advanced. The advances are due on demand, unsecured, and non-interest bearing.

c)

As of November 30, 2010, the Company owed $19,598 (Cdn$20,000) to a director of the Company for amounts advanced. The advances were due on demand, unsecured and bore interest at 5% per annum. During the three months ended February 28, 2011, the Company repaid the advances.

d)

Effective April 1, 2009, a consulting agreement was signed between the Company and a private company controlled by a former director of the Company who resigned on April 20, 2010. Pursuant to the agreement, the Company agreed to pay the private company Cdn $7,500 plus GST per month for corporate planning, business development and investor relations services, as requested by the Company. During the three months ended February 28, 2011, the Company was billed $15,101 (Cdn$15,000) (2010 - $21,746 (Cdn$22,500)) by the private company. At February 28, 2011, the Company is indebted to the private company for $3,260 (November 30, 2010 – $15,372). This amount has been recorded in accounts payable and accrued liabilities.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

11.	Common Stock

The authorized common stock of the Company consists of an unlimited number of common shares, without par value. The following is a summary of the Company’s issuances of common stock during the three months ended February 28, 2011:

	Number of	Common	Shares
	Common	Stock	to be
	Shares	Amount	Issued
	#	$	$
Balance as of November 30, 2010	2,441,343,879	103,999,508	207,716
Share Issued:
For Private Placements
$0.004 per share	75,000,000	300,000	–
$0.0021 per unit (1 unit = 1 share and 1 warrant)	100,000,000	210,000	(78,000)
	175,000,000	510,000	(78,000)
For Warrant Exercises
$0.00233 per share	1,928,572	4,494	–
For Conversion of Debentures
$0.0021 per share	40,405,695	84,852	–
$0.002184 per share	11,446,887	25,000	–
	51,852,582	109,852	–
Shares granted under Equity Compensation Plans
For consulting fees granted at a weighted average price of $0.00372	230,468,002	835,000	–
For investor relation and shareholder communication services granted at a weighted average price of $0.00346	8,536,084	29,536	–
For legal and other services granted at a weighted average price of $0.00359	12,248,125	43,962	–
	251,252,211	908,498	–
Reclassification of beneficial conversion features on conversions of convertible debt		52,410
Stock issuance costs		(123)
Stock subscriptions received			104,453
Shares issuable for services			17,502
Balance as of February 28, 2011	2,921,377,244	105,584,639	251,671

a)	During the three months ended February 28, 2011, the Company issued 75,000,000 shares of common stock at $0.004 per share for gross proceeds of $300,000.

b)

During the three months ended February 28, 2011, the Company issued 100,000,000 units at $0.0021 per unit for gross proceeds of $210,000. Each unit consists of one share of common stock and one share purchase warrant. Each warrant is exercisable at a price of $0.01 per share for a period of one year.

c)	During the three months ended February 28, 2011, the Company issued 1,928,572 shares of common stock upon the exercise of share purchase warrants at $0.00233 per share for gross proceeds of $4,494.

d)

Pursuant to several agreements for various corporate planning, business development and strategies, media solutions and legal services, the Company issued an aggregate of 251,252,211 shares of the Company’s unrestricted free trading common stock during the three months ended February 28, 2011, valued at the fair market price on the measurement date, for total consideration of $908,498. These shares were issued under the Company’s Equity Compensation Plans.

e)	During the three months ended February 28, 2011, the Company issued an aggregate of 51,852,582 shares of common stock upon the conversion of the convertible notes in the amount of $109,852.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

12.	Equity Compensation Plans

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

During the three months ended February 28, 2011, the Company issued an aggregate of 251,252,211 (2010 – 36,701,971) shares of common stock under the Company’s Equity Compensation Plans in payment of consulting and other services.

13.	Stock Options

There were no stock options granted during the three months ended February 28, 2011. The Company uses the Black- Scholes option pricing model to calculate the fair value of stock options when the options are granted. Expected volatility is based on historical volatility. Because trading tends to be thin, in relation to the total shares outstanding, average weekly stock prices were used to calculate volatility. Management believes that the annualized weekly average of volatility is the best measure of expected volatility. U.S. Treasury constant maturity rates were utilized with maturities most closely approximating the expected term of the option. The expected term of the options was calculated using the alternative simplified method, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual Term	Intrinsic
	Options	Price	(years)	Value
		$
Outstanding, November 30, 2009	48,200,000	0.056	2.72
Cancelled	(3,900,000)	(0.058)
Outstanding, November 30, 2010	44,300,000	0.056	1.68	–
Expired	(2,600,000)	(0.050)
Outstanding, February 28, 2011	41,700,000	0.056	1.54	–

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

13.	Stock Options (continued)

As at February 28, 2011, the following common stock options were outstanding and exercisable:

		Remaining
		Contractual
	Exercise Price	Life (years)
Number of Options
	$
1,500,000	0.05	0.33
7,500,000	0.05	0.36
20,000,000	0.05	1.85
12,700,000	0.07	1.87

41,700,000

14.	Stock Purchase Warrants

During the three months ended February 28, 2011, 12,785,715 stock purchase warrants, exercisable at weighted average exercise price of $0.012 per share, expired. The Company issued 100,000,000 common stock purchase warrants upon the completion of a private placement during the three months ended February 28, 2011. Each common stock purchase warrant issued during the period is exercisable into one share of common stock for a period of one year commencing from the date of the subscription agreement. There was no value assigned to these warrants when they were issued. During the three month period ended February 28, 2011, the Company issued 1,928,572 shares of common stock upon the exercise of stock purchase warrants for gross proceeds of $4,494.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance November 30, 2009	84,900,000	0.020
Issued	172,307,324	0.0079*
Exercised	(82,917,550)	0.0027*
Expired	(48,000,000)	0.020
Balance November 30, 2010	126,289,774	0.010
Issued	100,000,000	0.01
Exercised	(1,928,572)	0.00233*
Expired	(12,785,715)	0.004
Balance February 28, 2011	211,575,487	0.01

*Weighted average exercise price were calculated based on reduced exercise prices.

As at February 28, 2011, the following common share purchase warrants were outstanding:

		Remaining
		Contractual Life
	Exercise Price	(years)
Number of Warrants
	$
101,575,487	0.010	0.07 – 0.63
10,000,000	0.0023	0.41
100,000,000	0.01	0.77

211,575,487

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

15.	Commitments

a)

The Company entered into a severance agreement with a director and chief executive officer of the Company. The agreement provides for severance arrangements where a change of control of the Company occurs, as defined, and the director is terminated. The compensation payable to the director aggregates $4,000,000 plus the amount of annual bonuses and other benefits that he would have received in the eighteen months following termination.

b)

The Company entered into Indemnity Agreements (“Agreements”) dated December 23, 2009, with each of its directors and executives, Garry L. Anselmo, Stuart McCulloch, Donald G. Balletto, Robert M. Dynes (former director), and John Mackay (collectively, the “Executives”). These agreements supersede all prior agreements whether oral or written. Pursuant to the terms of the Agreements, the Company granted a general indemnification to the Executives against all claims and costs that arise out of the scope or performance of duties as a director or executive officer of the Company. The Agreements are conclusively deemed to commence on, and be effective as of, the day upon which the Executive first became or becomes a director or officer of the Company and survive and remain in full force and effect after the Executive ceases to be a director or officer of the Company and after the termination of the Executive’s employment with the Company.

c)

In January 2011, the Company entered into a new office lease, which commenced on April 1, 2011 until March 31, 2016. The minimum rent from April 1, 2011 to September 30, 2013 is $6,359 (Cdn$6,193) per month and the minimum rent from October 1, 2013 to March 31, 2016 will be $6,647 (Cdn$6,474) per month. The Company’s future minimum lease payments under the existing leases entered into during the year are as follows:

Fiscal year ending November 30, 2011	$50,872 (Cdn$49,544)
Fiscal year ending November 30, 2012	76,308 (Cdn$74,316)
Fiscal year ending November 30, 2013	76,884 (Cdn$74,879)
Fiscal year ending November 30, 2014	79,764 (Cdn$77,694)
Fiscal year ending November 30, 2015	79,764 (Cdn$77,694)
$363,592 (Cdn$354,127)

d)

On November 26, 2010, the Company entered into three year equipment lease that expires on November 30, 2013. The lease payment for the first 35 months will be $2,567 (Cdn$2,500) and the last month will be $1,654 (Cdn$1,611). The lease is secured by the leased equipment.

e)

On March 27, 2010, the Company entered into a 1 year consulting agreement in which the Company will issue shares of the Company’s common stock equal in value to Cdn$6,000 plus GST at the average price over the immediate 20 preceding days payable on the 20th of each month, for an aggregate maximum of 6,000,000 shares of common stock if the consulting services are provided for the full term of this agreement. The Company will pay the consultant a commitment fee of $8,625 (Cdn$8,400).

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

16.	Segment Disclosures

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

Long-lived assets by geographical segment as of February 28, 2011, and November 30, 2010 are as follows:

	Canada	United States	Total
As of February 28, 2011
Mineral properties and rights	-	1,621,692	1,621,692
Property and equipment	7,544	463,704	471,248
	$7,544	$2,085,396	$2,092,940

As of November 30, 2010
Mineral properties and rights	-	1,600,442	1,600,442
Property and equipment	7,676	486,740	494,416
	$7,676	$2,087,182	$2,094,858

17.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the three months ended February 28, 2011, and 2010 is as follow:

	Three Months Ended
	February 28,
	2011	2010
	$	$
Changes in non-cash financing and investing activities:
Common stock issued on conversion of convertible debentures	109,852	-
Mineral claims royalty payable changes at period-end for mineral rights	21,250	20,000
Convertible debenture issued on repayment of accounts payable	34,852	-

18.	Fair Value Measurements

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

18.	Fair Value Measurements (continued)

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

Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of February 28, 2011, as follows.

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	February 28,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$
Assets:
Cash	41,216	–	–	41,216

As at February 28, 2011, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet.

19	Subsequent Event

On April 1, 2011, the Company received a loan in the amount of $15,000 which is unsecured, non-interest bearing and due on demand.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
as of February 28, 2011 (Unaudited)
(Stated in United States Dollars)

20.	Restatement

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

The Company also identified an error related to the accounting for the convertible debt described in Note 8(a) in its financial statements included in the Company’s Form 10-Q filed with the SEC on April 14, 2010. The Company had previously separately accounted for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on the Company’s non-convertible borrowing cost at the issuance date. The value attributed to the conversion feature of the convertible note was included in additional paid-in capital on the consolidated balance sheet. After further review, the Company has determined that the conversion option should be separated from the host contract and accounted for as a derivative at time of issuance, the conversion feature classified as liability and measured at fair value with changes in fair value recorded in the statement of operations.

The following table reflects the adjustment and restated amounts:

	For the Three Months Ended February 28, 2010
	As Reported		Adjustment	As Restated
Consolidated Statement of Operations	$		$	$
Operating expenses
Amortization of debt issuance costs	–	a)	1,825	1,825

Total operating expenses	1,116,670		1,825	1,118,495

Accretion of discount on convertible and promissory debentures	13,563	b)	11,613	25,176
Gain on fair value of derivative liability	–	c)	(14,292)	(14,292)

Net Loss	1,137,177		(854)	1,136,323

a)	To amortize debt issuance costs.

b)	To record accretion of discount on convertible debts.

c)	To recognized change in fair value of derivative liability as at February 28, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the operating results and financial position of Silverado Gold Mines Ltd. (“Silverado” or the “Company”) for the three months ended February 28, 2011. It should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the fiscal year ended November 30, 2010 and the interim unaudited consolidated financial statements for the three-month period ended February 28, 2011.

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

Our mineral holdings are located in the Fairbanks Mining District and in the Koyukuk Mining District, consisting of both lode and placer mining claims. At the present time, the Company’s primary focus is the exploration and development of our Nolan Gold Project and our Hammond Project located 175 miles north of Fairbanks, Alaska. We are also continuing with exploration activities on our Eagle Creek Property and our Ester Dome Project, which are both located in the Fairbanks Mining District.

The Company has also been working on the development of low-rank coal-water fuel (“Green Fuel”), a non-toxic liquid fuel product derived from sub-bituminous and lignite coal. In its finished form, the fuel is a non-toxic, non-hazardous environmentally friendly strategic (liquid) fuel. Silverado is seeking financing to enable us to proceed with the construction of a commercial demonstration facility designed to document the combustion characteristics of Green Fuel. A successful demonstration project could lead to construction of a commercial production facility to manufacture the low-rank coal-water fuel as a replacement fuel for oil fired boilers and utility generators.

SUMMARY OF MINERAL EXPLORATION PROGRAM AND PLAN OF OPERATION

The Company holds interests in the following four groups of mineral properties in Alaska, U.S.A.:

1)	Nolan Gold Project;

2)	Hammond Property (Slisco Bench);

3)	Eagle Creek Property; and

4)	Ester Dome Property.

All of these properties are in the exploration stage and have no proven reserves as of February 28, 2011, with the exception of the Nolan property, which has a probable reserve but requires a more extensive feasibility study to ascertain if such probable reserve can be classified as a proven reserve.

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

The Nolan Gold Project has been the focus of the Company’s exploration strategy since 2007 and will be the focus again in 2011. Although a lack of sufficient capital did not allow for the permitted 1,000 cubic yard bulk sample under Workman’s Bench in 2010, the Company plans to continue exploration drilling for the purpose of defining additional mineral resources associated with the Solomon Shear Zone.

Following the 2009 drill program at Nolan Creek, the Company determined that a larger core drilling rig will be needed in order to move forward with drilling in 2011. The current Company owned drill rig is limited to less than 500 feet of drilling. Any additional drilling beyond the current resource blocks will require larger and more powerful drills that can drill over 1,000 feet.

During 2010 there was no additional drilling within the current probable reserve block at Workman’s Bench and therefore there have been no changes to the probable mineral reserve which amounts to 42,412 tons grading 28% antimony, and 0.408 ounces/ton gold. Through the end of 2008, the Workman’s and Pringle Bench gold and antimony deposits contained a total inferred resource amounting to 24,077 tons grading 12.45% antimony and 0.245 ounces/ton gold (for both estimates, see January 1, 2009 NI-43-101 Technical Report for Nolan Creek which was amended June 1, 2009).

Our plan of operations for the next twelve months are as follows:

1. NOLAN GOLD PROJECT

The Company owns a 100 percent interest in numerous mining claims on the Nolan Creek Project. As of February 28, 2011, the Company’s Nolan Gold Project consist of 204 unpatented, federal placer mining claims covering approximately 4,080 acres in three non-contiguous groups, and 407 unpatented federal lode mining claims covering approximately 8,140 acres in one large contiguous group. Many of the 407 lode mining claims are superimposed over the placer mining claims. There has been no legal survey on any of the claims.

The majority of the properties comprising our Nolan Gold Project are adjacent to or within the Nolan Creek Valley, located approximately 8 miles northwest of the small town of Wiseman, and 175 air miles north of Fairbanks, Alaska in the southern foothills of the Brooks Range. Centrally located in the historic Koyukuk Mining District, Nolan Creek is a southerly flowing tributary to Wiseman Creek which flows southeasterly into the Middle Fork of the Koyukuk River. The Nolan Gold Project is accessible by the Elliott and the James Dalton Highways, about 280 road miles north of Fairbanks Alaska. An all weather road connects the Nolan Creek Camp with the James Dalton Highway and is suitable year-round for semi-tractors loaded with fuel and equipment. Air transportation is available by several commercial carriers from Fairbanks to the 4,500 ft long, state maintained Coldfoot Airport. The community of Coldfoot Alaska is about 15 miles south-southeast of Nolan, and has Alaska’s northernmost gas station, grocery, and public lodging. Coldfoot also has a weather station provided by the Alaska State Weather Service, and a post office.

All of the Nolan Gold Project properties are on federal land and located within the Wiseman B-1 Quadrangle. All of the mineral claims, with the exception noted below, are in the SE ¼, Township 31 North, Range 12 West, the NE ¼, Township 30 North, Range 12 West, and SW ¼, Township 31 North, Range 11 West, Fairbanks Meridian.

In addition to the Nolan Creek properties, Silverado also has two smaller placer claim groups on Clara Creek and Marion Creek, located 1.5 and 3 miles north respectively of the town of Coldfoot, Alaska, situated near the James Dalton Highway.

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

The plan of operation for the Nolan Gold Project for the 2011 fiscal year is the advancement toward the development and mining stage of our Nolan Gold and Antimony Project, especially along the southwestern end of the Solomon Shear Zone in the Workman’s Bench Area. The Company is in a transitional phase between exploration and development. The recent preliminary feasibility study effective January 1, 2009, amended June 1, 2009, supported a mineral reserve of antimony and gold underlying the southwestern portion of the Solomon Shear Zone, an area referred to by the Company as Workman’s Bench. The 2008 feasibility study by Thomas K. Bundtzen (“Bundtzen” or “QP”) concluded that the Nolan Gold and Antimony Project in the Workman’s Bench area is economically viable.

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

If we can raise the necessary capital, we plan to spend up to $10,000,000 in the next twelve months in carrying out our exploration, permitting and development activities for the Nolan Gold Project. Of this amount, $3,600,000 is projected for lode drilling on the Solomon Shear Zone. The actual amount that we spend on exploration will depend on the actual amount of funds that we have available for exploration. We are presently seeking to obtain sufficient financing to enable us to proceed with these plans

2. HAMMOND PROPERTY

Our Hammond property is located approximately 8 miles north of Wiseman, and 175 air miles north of Fairbanks, Alaska in the foothills of the Brooks Range in an area known as the Koyukuk Mining District. The Hammond property is located approximately three miles northeast of the Nolan Gold Project.

The Company leases 24 federal placer mining claims and 36 federal lode mining claims from Alaska Mining Company, Inc. (“Alminco”). As of February 28, 2011, we were in arrears of required mineral property claims and option payments of $570,000 and therefore our rights to the property were adversely affected. We are currently re-negotiating the terms and conditions of the Alminco agreement with Alminco. Alminco has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears, when business conditions permit; however there is no assurance that we will be able to successfully renegotiate the terms and conditions of the Alminco agreement.

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

Results of the tests as well as capital availability and an increase in oil prices would all have to be present and sufficient for Silverado Green Fuel Inc. to reconsider construction of its Green Fuel project.

LIQUIDITY AND CAPITAL RESOURCES

Our current ratio (current assets divided by current liabilities) as of February 28, 2011 was 0.08 as compared to 0.16 as of November 30, 2010. This ratio is commonly used as a measure of a company’s liquidity. We look at actual dollars in analyzing our liquidity. Since the Company’s cash inflow has been generated mainly from sales of shares of the Company’s common stock, gold sale proceeds earned during the exploration stage, debentures and loans, it will be very difficult for the Company to meet the current and anticipated obligations without raising additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we will not be able to fully implement our business plan or sustain ongoing operations.

As of February 28, 2011, the Company had a working capital deficit of $2,016,000 as compared to a working capital deficit of $2,022,000 as of November 30, 2010. The Company had $41,216 cash on hand as of February 28, 2011 as compared to $66,267 cash on hand as of November 30, 2010. The Company’s total assets for such periods were $2,279,000 (November 30, 2010: $2,484,000) and the total current assets were $186,000 (November 30, 2010: $389,000).

As of February 28, 2011, the Company’s current assets consist of $41,216 (November 30, 2010: $66,267) in cash, $6,316 (November 30, 2010: $6,316) in gold inventory and $138,138 (November 30, 2010: $316,393) in prepaid and other receivables. Included in prepaid and other receivables were non-cash prepaid consulting and other fees of $95,105 (November 30, 2010: $271,193) paid through issuances of the Company’s common stock under the Company’s equity compensation plans.

The majority of the Company’s assets are long-term or non-cash in nature and thus considered being of lower liquidity.

The Company’s mineral rights have a carrying value at $1,622,000 as of February 28, 2011 as compared to $1,600,000 as of November 30, 2010, an increase of $22,000 or 1%. The increase in the value of our mineral rights this past three months is directly attributable to $22,000 in an accrued royalty payment. The net book value of our fixed assets was $471,000 as of February 28, 2011 as compared to $494,000 as of November 30, 2010, a decrease of approximately $23,000 or 5%. The decrease in the net book value of our fixed assets was due to depreciation.

The current liabilities as of February 28, 2011 totaled $2,201,000 as compared to $2,411,000 as of November 30, 2010, a decrease of approximately $210,000 or 9%. Included in current liabilities are $666,000 (November 30, 2010: $872,000) due to related parties, which has been classified as operating activities in the Company’s cash flow statements, and $895,000 (November 30, 2010: $916,000) of accounts payable and accrued liabilities.

The Company has not yet generated revenues since recommencement of the exploration stage on December 1, 2001 and our cash was primarily generated from the sale of our securities. During the fiscal quarter ended February 28, 2011, the Company raised $432,000 of net proceeds through completed private placements of which $78,000 was received from uncompleted private placement subscriptions in fiscal year ended November 30, 2010. The Company also received $108,947 through warrants exercise, of which $104,453 is included in common stock subscribed. During the fiscal year ended November 30, 2010, the Company raised $594,000 of net proceeds through completed private placements of which $100,000 was received from uncompleted private placement subscriptions in the fiscal year ended November 30, 2009.

During the three months ended February 28, 2011, the Company incurred $22,000 (2010: $80,000) on mineral rights and $95,000 (2010: $86,000) on the mineral exploration and drilling program.

In addition, the Company has incurred $1,405,000 (2010: $1,032,000) on other operating activities. The Company has been reviewing its budgets for its current business needs and its further exploration and early stage production at its Nolan Creek property in Alaska. Our plan of mining operations in Alaska anticipates that we will need to raise and expend approximately $10,560,000 during fiscal year 2011. We will also need to raise and spend approximately $3,000,000 on general and administrative costs during fiscal year 2011.

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

	Canada	United States	Total
As of February 28, 2011
Mineral properties and rights	-	1,621,692	1,621,692
Property and equipment	7,544	463,704	471,248
	$7,544	$2,085,396	$2,092,940

As of November 30, 2010
Mineral properties and rights	-	1,600,442	1,600,442
Property and equipment	7,676	486,740	494,416
	$7,676	$2,087,182	$2,094,858

For the Three Months Ended February 28, 2011
Total net loss and comprehensive loss	$1,463,982	$139,128	$1,603,110

For the Three Months Ended February 28, 2010
Total net loss and comprehensive loss	$961,305	$175,018	$1,136,323

RESULTS OF OPERATIONS – Three Months Ended February 28, 2011 and 2010

The Company has not generated revenues since recommencement of the exploration stage from December 1, 2001 to February 28, 2011. For the three months ended February 28, 2011, we reported a net loss of $1,603,000, or $0.00 per share, compared to a net loss of $1,136,000, or $0.00 per share for the same period ended February 28, 2010, an increase of approximately 41%.

The major decreases in three months ended February 28, 2011, as compared to the same period in 2010, were the Company’s legal and other professional fees by $163,000, and reporting and investor relations expenses by $28,000. These decreases were mainly due to cash limitations and the development of a restructuring plan that the Company is working on to fund its exploration and development activities.

The major increases included in the net loss for three months ended February 28, 2011, as compared to the same period in 2010, were increases of $78,000 in accounting and auditing fees, $479,000 in consulting fees, $56,000 in office expenses, and $82,000 in accretion of discount on convertible and promissory debentures. Such increases were mainly due to increased funding during the period for equity and convertible debt financings and the Company’s efforts relating to restructuring, development and expansion.

RELATED PARTY TRANSACTIONS

The details of related party transactions are disclosed in footnote 10 of the Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2011 (Item 1, above).

CRITICAL ACCOUNTING POLICIES

The details of our critical accounting policies are disclosed in footnote 2 of the Company’s interim unaudited consolidated financial statements for the fiscal quarter ended February 28, 2011 (Item 1, above).

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of February 28, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Garry L. Anselmo and our Chief Financial Officer Donald Balletto. Based upon that evaluation, it was concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During the three months ended February 28, 2011, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 15, 2010, the Company completed the sale and issuance of 11,446,887 shares of its restricted common stock under Rule 506 of Regulation D of the Act to one accredited investor following such investor’s conversion of a convertible promissory note. The per share conversion price of such shares was US $0.002184, resulting in a conversion price of US $25,000.

On December 20, 2010, the Company entered into one Regulation D Subscription Agreement pursuant to which it sold and issued an aggregate of 25,000,000 shares under Rule 506 of Regulation D of the Act to one accredited investor for the aggregate purchase price of US $100,000.

On January 4, 2011, the Company entered into one Regulation D Subscription Agreement pursuant to which it sold and issued an aggregate of 25,000,000 shares under Rule 506 of Regulation D of the Act to one accredited investor for the aggregate purchase price of US $100,000.

On January 5, 2011, the Company completed the sale and issuance of 11,904,762 shares of its restricted common stock under Rule 506 of Regulation D of the Act to one accredited investor following such investor’s conversion of a convertible promissory note. The per share conversion price of such shares was US $0.0021, resulting in a conversion price of US $25,000.

On January 7, 2011, the Company completed the sale and issuance of 500,000 shares of its restricted common stock under Rule 506 of Regulation D of the Act to one accredited investor following such investor’s exercise of common stock purchase warrants.  The per share exercise price of such shares was US $0.00233, resulting in a purchase price of US $1,165.

On January 12, 2011, the Company completed the sale and issuance of 1,428,572 shares of its restricted common stock under Rule 506 of Regulation D of the Act to one accredited investor following such investor’s exercise of common stock purchase warrants.  The per share exercise price of such shares was US $0.00233, resulting in a purchase price of US $3,328.

On January 13, 2011, the Company completed the sale and issuance of 11,904,762 shares of its restricted common stock under Rule 506 of Regulation D of the Act to one accredited investor following such investor’s conversion of a convertible promissory note. The per share conversion price of such shares was US $0.0021, resulting in a conversion price of US $25,000.

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

The Company did not pay any commissions to third parties in connection with the foregoing transactions.

The Company has not sold any unregistered securities during the period covered by this report other than those reported herein or previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is not currently in material default of indebtedness that exceeds 5% of the total assets of the Company and its consolidated subsidiaries.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description of Exhibit

3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.6	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.7	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.8	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.9	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.10	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.11	2006 Stock Option Plan (10)
10.12	2006-II Stock Option Plan (11)
10.13	2007 Stock Option Plan (12)
10.14	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (14)
10.15	2007-1 Equity Compensation Plan (13)
10.16	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007 (15)
10.17	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, and James F. Dixon, each dated October 27, 2008 (16)
10.18	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, Donald G. Balletto, Robert M. Dynes and John Mackay, each dated December 23, 2009 (17)
10.19	2009 Equity Compensation Plan (18)
10.20	2009-II Equity Compensation Plan (19)
10.21	Equity Line of Credit Agreement between the Company and Ashborne Finance Ltd.(20)
10.22	Consulting Agreement between the Company and 1315781 Ontario Inc. (21)
10.23	Note Purchase Agreement between the Company and St. George Investments, LLC. (22)
10.24	2009-III Equity Compensation Plan (23)
10.25	2010-I Equity Compensation Plan(24)
10.26	2010-II Equity Compensation Plan(25)
14.1	Code of Ethics (9)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on September 7, 2007.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2008.
(16)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on October 29, 2008.
(17)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 23, 2009.
(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on January 29, 2009.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on June 1, 2009.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 12, 2009.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 15, 2009.
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2010.
(23)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on December 16, 2009.
(24)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on June 9, 2010.
(25)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on December 2, 2010.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: April 14, 2011	/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer)

DATE: April 14, 2011	/s/ Donald Balletto
Donald Balletto
Chief Financial Officer
(Principal Financial Officer)