Form 10-Q/A
period 2011-02-28
SILVERADO GOLD MINES LTD
filed 2011-07-20
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
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

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding Silverado’s capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of gold recovery activities and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and gold recovery activities, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "seek", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or ”target", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Silverado files with the Securities Exchange Commission (the “SEC”). These factors may cause actual results to differ materially from any forward-looking statement. Management disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of February 28, 2011, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SILVERADO GOLD MINES LTD.

DATE: July 20, 2011	/s/ Garry L. Anselmo
Garry L. Anselmo
President, Chief Executive Officer (Principal
Executive Officer)

DATE: July 20, 2011	/s/ Donald Balletto
Donald Balletto
Chief Financial Officer
(Principal Financial Officer)