Form 10-Q
period 2011-05-31
SILVERADO GOLD MINES LTD
filed 2011-07-20
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,914,377,244 common shares, no par value, outstanding as of July 20, 2011.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)

INDEX

Quarterly Period Ended May 31, 2011

Page
FINANCIAL STATEMENTS

Consolidated Balance Sheets as of May 31, 2011 (unaudited) and November 30, 2010 (audited)	5

Consolidated Statements of Operations and Other Comprehensive Loss for the three months and six months ended May 31, 2011 and 2010, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through May 31, 2011 (unaudited)	6

Consolidated Statements of Cash Flows for the six months ended May 31, 2011 and 2010, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through May 31, 2010 (unaudited)	7

Notes to the Consolidated Financial Statements as of May 31, 2011 (unaudited)	8-28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements for the three and six month periods ended May 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	May 31,	November 30,
	2011	2010
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	21,149	66,267
Gold inventory (Note 3)	6,316	6,316
Prepaid expenses and other receivables (Note 4)	146,186	316,393
Total Current Assets	173,651	388,976
Mineral Properties and Rights (Note 5)	1,642,942	1,600,442
Property and Equipment (Note 6)	571,103	494,416
Total Assets	2,387,696	2,483,834

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	1,075,048	915,819
Due to related parties (Note 11)	679,592	871,744
Tenant inducement (Note 7)	14,844	–
Promissory notes (Note 8)	165,000	62,327
Convertible debt, net of unamortized discount of $330,226 (Note 9)	70,260	10,620
Mineral claims royalty payable	592,500	550,000
Total Current Liabilities	2,597,244	2,410,510
Tenant inducement (Note 7)	56,903	-
Asset Retirement Obligation (Note 10)	579,142	565,016
Total Liabilities	3,233,289	2,975,526
Commitments and Contingencies (Notes 1, 7 and 16)
Subsequent Events (Note 20)
Stockholders’ Deficit
Common Stock, unlimited shares authorized, no par value; 2,921,377,244 shares issued and outstanding (November 30, 2010 - 2,441,343,879 shares )	105,584,639	103,999,508
Additional Paid-in Capital	1,368,584	1,397,805
Shares To Be Issued	251,671	207,716
Deficit Accumulated During the Exploration Stage	(108,050,487)	(106,096,721)
Total Stockholders’ Deficit	(845,593)	(491,692)
Total Liabilities and Stockholders’ Deficit	2,387,696	2,483,834

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(UNAUDITED)
(Stated In United States Dollars)

	Accumulated From
	December 1, 2001
	(Date of Recommencement
	of Exploration Stage)	Three Months Ended		Six Months Ended
	to May 31,	May 31,		May 31,
	2011	2011	2010	2011	2010
	$	$	$	$	$
			(Restated –		(Restated –
			Note 21)		Note 21)

Revenue	–	–	–	–	–

Expenses

Accounting and auditing	1,004,711	23,268	11,707	108,670	18,590
Advertising, promotion and travel	3,029,916	1,369	3,371	3,572	15,422
Consulting fees	13,069,291	(9,889)	298,361	1,032,382	861,528
Depreciation and accretion	2,992,957	24,268	54,813	48,947	110,314
Exploration expenses	16,195,703	77,877	193,537	172,857	272,514
Amortization of debt issuance costs	321,072	244	2,237	1,769	4,062
Foreign exchange (gain) loss	(386,641)	6,184	41,817	5,392	44,858
Legal and other professional fees	1,938,533	44,685	44,871	73,203	236,690
Management services (Note 11)	6,619,750	36,058	22,431	76,504	68,848
Office expenses	5,509,147	44,607	157,781	176,732	233,391
Related party charges in excess of cost incurred (Note 11)	4,938,238	1,259	32,743	6,212	40,156
Reporting and investor relations	1,614,800	27,286	72,942	56,888	130,981
Research	1,064,735	–	–	–	–
Transfer agent and filing fees	472,678	17,683	12,571	31,674	30,323
Impairment of mineral claim expenditures	1,159,529	–	–	–
Impairment of property and equipment	329,679	–	–	–	–
Impairment of leasehold improvements	340,821	–	–	–	–

Total Operating Expenses	60,214,919	294,899	949,182	1,794,802	2,067,677

Operating Loss	(60,214,919)	(294,899)	(949,182)	(1,794,802)	(2,067,677)

Gold income earned during the exploration stage

Gold sale proceeds earned during the exploration stage	3,714,310	–	–	–	–
Cost of gold sold	(3,250,373)	–	–	–	–
Gold inventory addition from gold extraction	3,248,056	–	–	–	–

Total Gold Income Earned During the Exploration Stage	3,711,993	–	–	–	–

Other Income (Expense)

Interest and other income	278,094	27	44	27	77
Interest expenses on capital lease obligations	(333,221)	–	–	–	–
Accretion of discount on convertible and promissory debentures	(1,274,707)	(50,487)	(69,445)	(157,829)	(94,621)
Other interest expenses and bank charges	(142,130)	(5,297)	(21,561)	(13,489)	(28,538)
Penalty on convertible debt	(75,000)	–	–	–	–
Commitment fees	(960,000)	–	–	–	–
Loss on disposal of property and equipment	(279,529)	–	–	–	–
Gain (Loss) on derivatives	(29,797)	–	(75,735)	–	(61,443)
Gain on derecognition of convertible debentures, promissory note and accrued interest	273,154	–	–	12,327	–

Total Other Expenses	(2,543,136)	(55,757)	(166,697)	(158,964)	(184,525)

Loss before cumulative effect of accounting change	(59,046,062)	(350,656)	(1,115,879)	(1,953,766)	(2,252,202)

Cumulative effect of accounting change	(99,481)	–	–	–	–

Net Loss	(59,145,543)	(350,656)	(1,115,879)	(1,953,766)	(2,252,202)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding		2,921,377,244	1,698,496,790	2,871,310,582	1,679,604,824

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

	Accumulated From
	December 1, 2001(Date
	of Recommencement of
	Exploration Stage)	Six Months Ended
	to May 31,	May 31,
	2011	2011	2010
	$	$	$

Operating Activities
Net loss	(59,145,543)	(1,953,766)	(2,252,202)
Adjustments to reconcile net loss to cash used in operating activities:
Cumulative effect of accounting change	99,481	–	–
Amortization of debt issue costs	7,500	–	3,700
Depreciation and accretion	2,992,957	48,947	110,314
Loss on disposal of property and equipment	279,529	–	–
Stock-based compensation included in management fees	3,375,644	–	–
Stock issued for debenture	217,687	–	–
Stock issued for consulting and other expenses	7,796,962	885,893	514,134
Prepaid consulting fees expensed	1,249,059	198,693	679,530
Stock issued for commitment fees	960,000	–	–
Financing expense	252,003	–	–
Accretion of discount on convertible debt	1,065,269	157,828	94,621
Loss (gain) on derivative	29,797	–	61,443
Gain on derecognition of convertible debt, promissory note and accrued interest	(273,154)	(12,327)	–
Impairment of mineral claim expenditures	1,159,529	–	–
Impairment of property and equipment	329,679	–	–
Impairment of leasehold improvements	340,821	–	–
Changes in operating assets and liabilities:
Gold inventory	2,317	–	–
Prepaid expenses and deposits	(52,457)	(5,881)	(3,855)
Accounts payable and accrued liabilities	832,944	211,588	300,398
Advances to related party	388,277	(192,155)	(62,162)
Asset retirement obligation	49,831	14,126	–
Net Cash Used in Operating Activities	(38,041,868)	(647,054)	(554,079)
Investing Activities
Investment in mineral properties and rights	(1,366,942)	–	–
Purchase of property and equipment	(3,135,006)	(53,887)	–
Proceeds from sale of property and equipment, net	825,299	–	–
Net Cash (Used In) Provided By Investing Activities	(3,676,649)	(53,887)	–
Financing Activities
Repayment of loans payable	(110,728)	–	–
Repayment of capital lease obligation	(1,131,607)	–	–
Proceeds from issuance of convertible debt, net	570,000	–	120,000
Proceeds from issuance of promissory notes	177,327	115,000	50,000
Share subscriptions received	203,745	104,453	80,950
Proceeds from issuance of common stock, net	41,782,029	431,877	337,427
Proceeds from exercise of warrants	231,806	4,493	–
Net Cash Provided By Financing Activities	41,722,572	655,823	588,377
Increase (Decrease) In Cash	4,055	(45,118)	34,298
Cash - Beginning of Period	17,093	66,267	–
Cash - End of Period	21,149	21,149	34,298

Supplemental Disclosures
Interest paid		–	85,259
Income taxes paid		–	–

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at May 31, 2011, the Company has a working capital deficiency of $2,423,593 and has accumulated losses of $108,050,487 since inception and its operations continue to be funded primarily from sales of its stock and the sale of gold extracted during exploration activities. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties and completion of the research and development of its low-rank coal-water fuel project is dependent on the Company’s ability to obtain the necessary financing from sales of its stock and debt financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
as of May 31, 2011 (Unaudited)
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
as of May 31, 2011 (Unaudited)
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

The functional and reporting currency of the Company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 830, Foreign Currency Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	l)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at May 31, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled approximately 455,857,375 as of May 31, 2011.

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
as of May 31, 2011 (Unaudited)
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

The Company’s test production in past years has yielded gold dust and gold nuggets. Gold dust has yielded sales prices equivalent to the spot gold price. Gold nuggets, however, are considered to be gem or jewelry items, which in the industry sell at a higher price than the spot price. They are valued according to weight, purity, character, and relative flatness (wearing quality). Historically, the Company’s gold nuggets have sold at prices above the spot gold price. The following is a summary of gold inventory changes during the six months ended May 31, 2011, and during the fiscal year ended November 30, 2010:

		Weighted
	Troy Ounces	Average Price	Value

Balance as of November 30, 2009	10	$657.50	$6,316
Cost of gold sold	–	–	–
Balance as of November 30, 2010	10	$657.50	$6,316
Cost of gold sold	–	–	–
Balance as of May 31, 2011	10	$657.50	$6,316

4.	Prepaid Expenses and Other Receivables Prepaid expenses and other receivables consist of:

		November 30,
	May 31, 2011	2010

Prepaid consulting and other fees resulting from share issuance	$2,605	$223,193
Shares issued for attorney retainer	92,500	48,000
Total prepaid expenses resulting from share issuance	95,105	271,193
Insurance deposits, GST refund and others	51,081	45,200
Total	$146,186	$316,393

During the six months ended May 31, 2011, the Company issued an aggregate of 251,252,211 shares of the Company’s common stock for consulting and other service fees, valued at the fair market price on the measurement date, for total consideration of $908,498, of which $2,605 was recorded as prepaid expenses at May 31, 2011.

Of the shares of the Company’s common stock issued for consulting and other services, 225,000,000 shares with a fair value of $817,500 were issued to a consultant to render services for a 3 month period commencing on December 3, 2010.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

5.	Mineral Properties and Rights

The Company holds interests in four groups of mineral properties, Nolan, Ester Dome, Hammond and Eagle Creek, in Alaska, U.S.A. All of these properties are in the exploration stage and have no proven reserves as of May 31, 2011. The Nolan property has a probable reserve; however, a more extensive feasibility study is required to ascertain if such probable reserve can be classified as a proven reserve.

Since the Company has no proven reserves on its properties as of May 31, 2011, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment in accordance with ASC 360 and has not recognized any impairment. A summary of such capitalized direct costs for the six months ended May 31, 2011, and for the fiscal year ended November 30, 2010 is as follows:

	Nolan	Ester Dome	Hammond	Eagle Creek	Total
	(a)	(b)	(c)	(d)
Balance as of November 30, 2009	$743,859	$40,702	$525,900	$88,140	$1,398,601
Additions during the year:
Claim fees paid during the year	85,953	9,398	8,400	13,090	116,841
Royalty payment	–	–	–	5,000	5,000
Accrued royalty payment	–	–	80,000	–	80,000
Balance as of November 30, 2010	829,812	50,100	614,300	106,230	1,600,442
Additions during the period:
Claim fees paid during the period	–	–	–	–	–
Royalty payment	–	–	–	–	–
Accrued royalty payment	–	–	40,000	2,500	42,500
Balance as of May 31, 2011	$829,812	$50,100	$654,300	$108,730	$1,642,942

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
as of May 31, 2011 (Unaudited)
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

c)	Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. The Company has leased this property from Alaska Mining Company, Inc. (“Alminco”) since December 14, 1994 and is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. As of May 31, 2011, the capitalized mineral rights of $654,300 (November 30, 2010 - $614,300) for the Hammond property includes royalty accruals totalling $590,000 (November 30, 2010 - $550,000) that are unpaid, and are included in mineral claims payable on the accompanying consolidated balance sheets. During the six months ended May 31, 2011, the Company accrued $40,000 in payable royalties.

d)	Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The Company owns a 50% interest and has an option to purchase a full 100% interest in the property for $400,000, towards which $38,000 remains to be paid. This property is subject to a royalty of 15% of net profits. A payment in the amount of $5,000 is due on August 1st of each year until the remaining $38,000 is paid. Such yearly payment is required to keep the option in good standing. Ownership of the claims is in the name of the Company’s subsidiary, Silverado Gold Mines Inc. During the six months ended May 31, 2011, the Company accrued the required $2,500 option payment.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

6.	Property and Equipment

Property and equipment primarily include capital expenditures associated with the Company’s Vancouver office, and mining equipment and camp facilities at the Nolan Gold Project in Alaska. Depreciation expense for the six months ended May 31, 2011, was $48,947 (2010 - $96,804).

A summary of the Company’s property and equipment as of May 31, 2011, and November 30, 2010, is as follows:

			May 31,	November 30,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Offices
Office leasehold improvements	124,123	–	124,123	–
Computer equipment and software	140,079	137,409	2,670	3,951
Furniture and fittings	394,559	390,915	3,644	3,725

Mining Project
Nolan gold project buildings	63,000	63,000	–	–
Leasehold improvements	48,123	36,092	12,031	16,843
Nolan mining equipment	1,017,987	621,594	396,393	435,735
Auto and trucks	19,193	11,196	7,997	9,917
Assets under construction	24,245	–	24,245	24,245
	1,831,309	1,260,206	571,103	494,416

Assets under construction are not subject to depreciation until substantially complete.

7.	Tenant Inducement

On May 1, 2011, the Company received advances of $71,747 (Cdn$69,494) from the landlord of its office towards leasehold improvements as an inducement to enter into the lease agreement described in Note 16 (c). The advances are repayable in full should the Company terminate the lease early without the consent of the landlord.

8.	Promissory Notes

a)

In February 2010, the Company received $50,000 from an investor and issued a promissory note dated as of March 1, 2010. The unpaid principal balance of the note bears interest at a rate equal to twelve percent (12%) per annum if repaid by the Company within ninety (90) days from the date of the note, or eighteen percent (18%) per annum if repaid at any time thereafter. The note matured on September 1, 2010. As of May 31, 2011, the Company has not repaid the note and has accrued interest of $8,650 which is recorded in accrued liabilities.

b)

During the fiscal year ended November 30, 2010, the Company received advances of $12,327 from a consultant which is due on demand, and bears interest at 7% per annum. During the six months ended May 31, 2011, the advances were forgiven by the consultant and the Company recognized a gain of $12,327.

c)

During the six months ended May 31, 2011, the Company received several advances totalling $115,000 from various investors and consultants, which are secured by promissory notes. These notes are due on demand and bear interest at rates from 8% to 10% per annum. Interest is due on the first of each month until demand of payment is made by the investor. As of May 31, 2011, the Company accrued interest of $593 which is recorded in accrued liabilities.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

9.	Convertible Debt

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

During the year ended November 30, 2010, the Company recorded accretion of discount of $4,420 increasing the carrying value of the loan to $4,920. During the six months ended May 31, 2011, the Company issued 35,256,411 shares upon the conversion of the principal amount of $75,000. In accordance with ASC 470-20, the Company recognized unamortized discount of $65,522 as interest expense upon the conversion of the note. During the six months ended May 31, 2011, the Company recorded accretion of discount of $4,558.

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

During the year ended November 30, 2010, the Company recorded accretion of discount of $2,501 increasing the carrying value of the loan to $3,001. During the six months ended May 31, 2011, the Company recorded accretion of discount of $28,292 increasing the carrying value of the loan to $31,293.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

9.	Convertible Debt (continued)

c)

On September 17, 2010, the Company entered into a secured convertible note agreement and issued a convertible note in the sum of $165,000 with a maturity date of September 17, 2011. The Company received net proceeds of $148,500 and recorded a 10% discount on this note. The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right from October 1, 2010 to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.0045 or 70% of the average of the three lowest VWAP prices of the Company’s common stock for the 20 trading days preceding a conversion date. Pursuant to the note agreement, the Company will issue 20,000,000 shares (“compensation shares”) of the Company’s common stock to the Note holder as compensation costs. As at May 31, 2011, the Company has not issued the shares.

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

During the year ended November 30, 2010, the Company recorded accretion of discount of $1,202 increasing the carrying value of the loan to $1,702. During the six months ended May 31, 2011, the Company recorded accretion of discount of $24,943 increasing the carrying value of the loan to $26,645.

d)

On October 25, 2010, the Company entered into a secured convertible note agreement and issued a convertible note in the sum of $110,000 with a maturity date of October 25, 2011. The Company received net proceeds of $99,000 and recorded a 10% discount on this note. The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.004 or 65% of the average of the three lowest VWAP prices of the Company’s common stock for the 20 trading days preceding a conversion date. Pursuant to the note agreement, the Company will issue 15,000,000 shares (“compensation shares”) of the Company’s common stock to the Note holder as compensation costs. As at May 31, 2011, the Company has not issued the shares.

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

During the year ended November 30, 2010, the Company recorded accretion of discount of $497 increasing the carrying value of the loan to $997. During the six months ended May 31, 2011, the Company recorded accretion of discount of $11,325 increasing the carrying value of the loan to $12,322.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

9.	Convertible Debt (continued)

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

10.	Asset Retirement Obligations

Asset retirement obligations relate to the closure and reclamation of the Grant Mill Tailings Pond and the Mill complex, and to the reclamation work associated with the Nolan Gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and re-vegetating the disturbed areas. The Company has no assets legally restricted for purposes of settling asset retirement obligations. A summary of assets retirement obligation for the six months ended May 31, 2011, and for the fiscal year ended November 30, 2010, is as follows:

	Grant	Nolan
	Mine	Project	Total
Balance as of November 30, 2009	$368,884	$171,523	$540,407
Accretion expense	18,444	8,576	27,020
Liabilities settled	(1,511)	(900)	(2,411)
Balance as of November 30, 2010	$385,817	$179,199	$565,016
Accretion expense	9,645	4,480	14,125
Liabilities settled	–	–	–
Balance as of May 31, 2011	$395,462	$183,679	$579,141

a)	Grant Mine

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

The Company believes that the estimated fair value of the cost of reclamation at this time will approximate the accrued obligations plus 5% accretion expense per annum until reclaimed. During the six months ended May 31, 2011, the Company recorded $9,645 (2010 - $9,222) accretion expense.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

10.	Asset Retirement Obligations (continued)

	b)	Nolan Gold Project

The retirement obligations associated with the Nolan mineral properties are associated with the reclamation of disturbed land resulting from normal operations and are not the result of improper operations of an asset such as environmental remediation liabilities. The Nolan mineral properties are on Federal mining claims and thus are under the active supervision of the Bureau of Land Management.

As of May 31, 2011, and November 30, 2010, the Company is obligated to reclaim 21 acres at Nolan Creek. These 21 acres are areas essential for the Company’s operations and consist of the camp area, equipment storage area, processing area, explosives storage area, and the portal area, as well as the roads and core storage area.

The Company believes that the remaining accrued obligations plus 5% accretion expense per annum until the remaining 21 acres are reclaimed is sufficient to cover the cost of reclamation. During the three months ended May 31, 2011, the Company recorded $4,480 (2010 - $4,288) accretion expense.

11.	Related Party Transactions / Balances

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

During the six months ended May 31, 2011, the Tri-Con Group’s services focused mainly on corporate planning; mining, drilling and engineering planning and preparation for production on the Company’s Nolan property; and administration services. During the six months ended May 31, 2011, there were nominal exploration activities due to the Company’s cash flow constraints and consequently the Tri-Con Group waived the US $10,000 monthly fee and the CDN $10,000 monthly fee for the six months ended May 31, 2011 for a total of US $120,893.

As of May 31, 2011, the Company owed $676,455 (November 30, 2010 - $849,026) to the Tri-Con Group for exploration and administration services performed on behalf of Silverado. The following is a summary of Tri-Con Group charges for the six months ended May 31, 2011 and 2010:

	Six months	Six months
	ended	ended
	May 31, 2011	May 31, 2010

Administration and management services	$42,530	$115,210
Amount of total charges in excess of the cost	$6,212	$40,156
Percentage of excess of the cost charged over total amount billed	13.97%	35.16%

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

11.	Related Party Transactions / Balances (continued)

b)

As of May 31, 2011, the Company owed $3,120 (November 30, 2010 – $3,120) to the President of the Company for amounts advanced. The advances are due on demand, unsecured, and non-interest bearing. This amount has been included in accounts payable and accrued liabilities.

c)

As of November 30, 2010, the Company owed $19,598 (Cdn$20,000) to a director of the Company for amounts advanced. The advances were due on demand, unsecured and bore interest at 5% per annum. During the six months ended May 31, 2011, the Company repaid the advances.

d)

Effective April 1, 2009, a consulting agreement was signed between the Company and a private company controlled by a former director of the Company who resigned on April 20, 2010. Pursuant to the agreement, the Company agreed to pay the private company Cdn$7,500 plus GST per month for corporate planning, business development and investor relations services, as requested by the Company. During the six months ended May 31, 2011, the Company was billed $15,271 (Cdn$15,000) (2010 - Cdn$45,000) by the private company. At May 31, 2011, the Company is indebted to the private company for $617 (November 30, 2010 - $15,372). This amount has been recorded in accounts payable and accrued liabilities.

12.	Common Stock

The authorized common stock of the Company consists of an unlimited number of common shares, without par value. The following is a summary of the Company’s issuances of common stock during the six months ended May 31, 2011:

	Number of	Common	Shares
	Common	Stock	to be
	Shares	Amount	Issued
	#	$	$
Balance as of November 30, 2010	2,441,343,879	103,999,508	207,716
Share Issued:
For Private Placements
$0.004 per share	75,000,000	300,000	–
$0.0021 per unit (1 unit = 1 share and 1 warrant)	100,000,000	210,000	(78,000)
	175,000,000	510,000	(78,000)
For Warrant Exercises
$0.00233 per share	1,928,572	4,494	–
For Conversion of Debentures
$0.0021 per share	40,405,695	84,852	–
$0.002184 per share	11,446,887	25,000	–
	51,852,582	109,852	–
Shares granted under Equity Compensation Plans
For consulting fees granted at a weighted average price of $0.00372 per share	230,468,002	835,000	–
For investor relation and shareholder communication services granted at a weighted average price of $0.00346	8,536,084	29,536	–
For legal and other services granted at a weighted average price of $0.00359 per share	12,248,125	43,962	–
	251,252,211	908,498	–
Reclassification of beneficial conversion features on conversions of convertible debt		52,410
Stock issuance costs		(123)
Stock subscriptions received			104,453
Shares issuable for services			17,502
Balance as of May 31, 2011	2,921,377,244	105,584,639	251,671

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

12.	Common Stock (continued)

	a)	During the six months ended May 31, 2011, the Company issued 75,000,000 shares of common stock at $0.004 per share for gross proceeds of $300,000.

b)

During the six months ended May 31, 2011, the Company issued 100,000,000 units at $0.0021 per unit for gross proceeds of $210,000. Each unit consists of one share of common stock and one share purchase warrant. Each warrant is exercisable at a price of $0.01 per share for a period of one year.

	c)	During the six months ended May 31, 2011, the Company issued 1,928,572 shares of common stock upon the exercise of share purchase warrants at $0.00233 per share for gross proceeds of $4,494.

d)

Pursuant to several agreements for various corporate planning, business development and strategies, media solutions and legal services, the Company issued an aggregate of 251,252,211 shares of the Company’s unrestricted free trading common stock during the six months ended May 31, 2011, valued at the fair market price on the measurement date, for total consideration of $908,498. These shares were issued under the Company’s Equity Compensation Plans.

	e)	During the six months ended May 31, 2011, the Company issued an aggregate of 51,852,582 shares of common stock upon the conversion of the convertible notes in the amount of $109,852.

13.	Equity Compensation Plans

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

During the six months ended May 31, 2011, the Company issued an aggregate of 251,252,211 (2010 – 36,701,971) shares of common stock under the Company’s Equity Compensation Plans in payment of consulting and other services.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

14.	Stock Options

There were no stock options granted during the six months ended May 31, 2011. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options when the options are granted. Expected volatility is based on historical volatility. Because trading tends to be thin, in relation to the total shares outstanding, average weekly stock prices were used to calculate volatility. Management believes that the annualized weekly average of volatility is the best measure of expected volatility. U.S. Treasury constant maturity rates were utilized with maturities most closely approximating the expected term of the option. The expected term of the options was calculated using the alternative simplified method, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual Term	Intrinsic
	Options	Price	(years)	Value
		$
Outstanding, November 30, 2009	48,200,000	0.056	2.72
Cancelled	(3,900,000)	(0.058)
Outstanding, November 30, 2010	44,300,000	0.056	1.68	–
Expired	(2,600,000)	(0.050)
Outstanding, May 31, 2011	41,700,000	0.056	1.29	–

As at May 31, 2011, the following common stock options were outstanding and exercisable:

		Remaining
		Contractual
Number of Options	Exercise Price	Life (years)
	$
1,500,000	0.05	0.08
7,500,000	0.05	0.11
20,000,000	0.05	1.60
12,700,000	0.07	1.62
41,700,000

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

15.	Stock Purchase Warrants

During the six months ended May 31, 2011, 42,160,716 stock purchase warrants, exercisable at a weighted average exercise price of $0.011 per share, expired. The Company issued 100,000,000 common stock purchase warrants upon the completion of a private placement during the six months ended May 31, 2011. Each common stock purchase warrant issued during the period is exercisable into one share of common stock for a period of one year commencing from the date of the subscription agreement. There was no value assigned to these warrants when they were issued. During the six month period ended May 31, 2011, the Company issued 1,928,572 shares of common stock upon the exercise of stock purchase warrants for gross proceeds of $4,494.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance November 30, 2009	84,900,000	0.020
Issued	172,307,324	0.0079*
Exercised	(82,917,550)	0.0027*
Expired	(48,000,000)	0.020
Balance November 30, 2010	126,289,774	0.010
Issued	100,000,000	0.01
Exercised	(1,928,572)	0.00233*
Expired	(42,160,716)	0.011
Balance May 31, 2011	182,200,486	0.01

*Weighted average exercise price were calculated based on reduced exercise prices.

As at May 31, 2011, the following common share purchase warrants were outstanding:

		Remaining
		Contractual Life
Number of Warrants	Exercise Price	(years)
	$
72,200,486	0.010	0.03 – 0.40
10,000,000	0.0023	0.16
100,000,000	0.01	0.52

182,200,486

16.	Commitments

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
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

16.	Commitments (continued)

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

c)

In January 2011, the Company entered into a new office lease, which commenced on April 1, 2011 until March 31, 2016. Leasehold improvements of $71,747 (Cdn$69,494) received from the landlord as tenant inducements are repayable in full should the Company terminate the lease early without the consent of the landlord. The minimum rent from April 1, 2011 to May 31, 2011 is $6,394 (Cdn$6,193) per month, from June 1, 2011 to September 30, 2010 is $7,902 (Cdn$7,654) per month and from October 1, 2013 to March 31, 2016 will be $8,192 (Cdn$7,935) per month. The Company’s future minimum lease payments under the existing leases entered into during the year are as follows:

Six months ending November 30, 2011	$47,413	(Cdn$45,924)
Fiscal year ending November 30, 2012	94,826	(Cdn$91,848)
Fiscal year ending November 30, 2013	95,405	(Cdn$92,410)
Fiscal year ending November 30, 2014	98,307	(Cdn$95,220)
Fiscal year ending November 30, 2015	98,307	(Cdn$95,220)
	$434,258	(Cdn$420,622)

d)

On November 26, 2010, the Company entered into three year equipment lease that expires on November 30, 2013. The lease payment for the first 35 months will be $2,581 (Cdn$2,500) and the last month will be $1,663 (Cdn$1,611). The lease is secured by the leased equipment.

e)

On April 1, 2011, the Company entered into another 1 year consulting agreement in which the Company will issue shares of the Company’s common stock equal in value to Cdn$6,000 plus GST at the average price over the immediate 20 preceding days payable on the 20th of each month, for an aggregate maximum of 6,000,000 shares of common stock if the consulting services are provided for the full term of this agreement.

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

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

Long-lived assets by geographical segment as of May 31, 2011, and November 30, 2010 are as follows:

	Canada	United States	Total
As of May 31, 2011
Mineral properties and rights	-	1,642,942	1,642,942
Property and equipment	130,436	440,667	571,103
	$130,436	$2,083,609	$2,214,045

As of November 30, 2010
Mineral properties and rights	-	1,600,442	1,600,442
Property and equipment	7,676	486,740	494,416
	$7,676	$2,087,182	$2,094,858

18.	Supplemental Cash Flow Information

A summary of non-cash transactions and other cash information for the six months ended May 31, 2011, and 2010 is as follows:

	Six Months Ended
	May 31,
	2011	2010
	$	$
Changes in non-cash financing and investing activities:
Common stock issued on conversion of convertible debentures	109,852	-
Mineral claims royalty payable changes at period-end for mineral rights	42,500	40,000
Convertible debenture issued on repayment of accounts payable	34,852	-
Tenant inducement	71,747	-

19.	Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

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

Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of May 31, 2011, as follows.

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	May 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$
Assets:
Cash	21,149	–	–	21,149

As at May 31, 2011, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet.

20.	Subsequent Events

	a)	On June 15, 2011, the Company received loans in the amount of $33,000 which are unsecured, bear interest at 10% per annum and are due on demand.

	b)	On June 16, 2011, the Company received a loan in the amount of $20,000 which is unsecured, bears interest at 8% per annum and is due on demand.

	c)	On June 30, 2011, the Company received a loan in the amount of $12,000 which is unsecured, bears interest at 10% per annum and is due on demand.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

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

The Company also identified an error related to the accounting for the convertible debt described in Note 8(a)(i) in its financial statements included in the Company’s Form 10-Q filed with the SEC on July 15, 2010. The Company had previously separately accounted for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on the Company’s non-convertible borrowing cost at the issuance date. The value attributed to the conversion feature of the convertible note was included in additional paid-in capital on the consolidated balance sheet. After further review, the Company has determined that the conversion option should be separated from the host contract and accounted for as a derivative at time of issuance, the conversion feature classified as liability and measured at fair value with changes in fair value recorded in the statement of operations.

The Company also identified an error related to the accounting for the convertible debt described in Note 8(a)(ii) in its financial statements included in the Company’s Form 10-Q filed with the SEC on July 15, 2010. The Company had previously separately accounted for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on the Company’s non-convertible borrowing cost at the issuance date. The value attributed to the conversion feature of the convertible note was included in additional paid-in capital on the consolidated balance sheet. Origination fee of $5,000 paid to the note holder and shares issued with the convertible debt valued at $61,100 were expensed in the statement of operations. After further review, the Company has determined that the proceeds should have been allocated based on the relative fair values of the convertible note and the shares at time of issuance, the resulting beneficial conversion of the convertible note recorded in additional paid-in capital, and origination fee recorded as a reduction to the proceeds received by the Company.

The following table reflects the adjustment and restated amounts:

	For the Three Months Ended May 31, 2010
	As Reported		Adjustment	As Restated
Consolidated Statement of Operations	$		$	$
Operating expenses
Amortization of debt issuance costs	362	a)	1,875	2,237

Total operating expenses	947,307		1,875	949,182

Accretion of discount on convertible and promissory debentures	7,147	b)	62,298	69,445
Other interest expenses and bank charges	82,661	c)	(61,100)	28,538
Loss on fair value of derivative liability	–	d)	75,735	75,735

Net Loss	1,037,071		78,808	1,115,879

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of May 31, 2011 (Unaudited)
(Stated in United States Dollars)

21.	Restatement (continued)

	For the Six Months Ended May 31, 2010
	As Reported		Adjustment	As Restated
Consolidated Statement of Operations	$		$	$
Operating expenses
Amortization of debt issuance costs	362	a)	3,700	4,062

Total operating expenses	2,063,977		3,700	2,067,677

Accretion of discount on convertible and promissory debentures	20,710	b)	73,911	94,621
Other interest expenses and bank charges	89,638	c)	(61,100)	28,538
Loss on fair value of derivative liability	–	d)	61,443	61,443

Net Loss	2,174,248		77,954	2,252,202

a)	To amortize debt issuance costs.

b)	To record accretion of discount on convertible debts.

c)	To reverse fair value of shares expensed at the time of issuance of convertible debt.

d)	To recognized change in fair value of derivative liability as at May 31, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

Our unaudited financial statements are stated in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Silverado Gold Mines Ltd. a British Columbia, Canada corporation and our wholly owned subsidiaries, Silverado Gold Mines Inc. and Silverado Green Fuel Inc., unless otherwise indicated.

Overview

Silverado Gold Mines Ltd. is a corporation organized under the laws of British Columbia, Canada. Our company was originally incorporated in June 1963. Our company operates in the United States through its wholly owned subsidiaries, Silverado Gold Mines Inc., (incorporated May 29, 1981) and Silverado Green Fuel Inc. (incorporated August 14, 2006). We filed a transition application and notice of articles with the British Columbia Registrar of Companies on April 20, 2004 in order to replace our former memorandum adopted under the British Columbia Company Act and to alter our current articles to the extent necessary to ensure compliance with the British Columbia Business Corporations Act.

Our exploration activities have been managed and conducted by affiliated companies, Tri-Con Mining Ltd. (“Tri-Con”) and Tri-Con Mining Inc., pursuant to written operating agreements. Each of Tri-Con and Tri-Con Mining Inc. are privately-owned corporations controlled by Garry L. Anselmo, who is our president, chief executive officer, and the chairman of our board of directors.

Our company is engaged in the acquisition and exploration of mineral properties in the State of Alaska, through its wholly-owned subsidiary, Silverado Gold Mines Inc., and in the development of a liquid fuel derived from low-rank coal through its other wholly-owned subsidiary, Silverado Green Fuel, Inc.

Our company has committed over three decades of work to the exploration, development and test mining of gold properties throughout North America. In the mid-1980s, we decided to focus our efforts in Alaska. We have extensive experience in geological, geochemical and geophysical exploration techniques. Our mineral holdings are located in the Fairbanks Mining District and in the Koyukuk Mining District, consisting of both lode and placer mining claims. At the present time, our company’s primary focus is the exploration and development of our Nolan Gold Project and our Hammond Project located 175 miles north of Fairbanks, Alaska. We are also continuing with exploration activities on our Eagle Creek Property and our Ester Dome Project, which are both located in the Fairbanks Mining District.

Our company has also been working on the development of low-rank coal-water fuel (“Green Fuel”), a non-toxic liquid fuel product derived from sub-bituminous and lignite coal. In its finished form, the fuel is a non-toxic, non-hazardous environmentally friendly strategic (liquid) fuel. Silverado Green Fuel Inc. is seeking financing to enable us to proceed with the construction of a commercial demonstration facility designed to document the combustion characteristics of Green Fuel. A successful demonstration project could lead to construction of a commercial production facility to manufacture the low-rank coal-water fuel as a replacement fuel for oil fired boilers and utility generators.

Summary of Mineral Exploration Program and Plan of Operation

Our company holds interests in the following four groups of mineral properties in Alaska, U.S.A.:

1)	Nolan Gold Project;
2)	Hammond Property (Slisco Bench);
3)	Eagle Creek Property; and
4)	Ester Dome Property.

All of these properties are in the exploration stage and have no proven reserves as of May 31, 2011, with the exception of the Nolan property, which has a probable reserve but requires a more extensive feasibility study to ascertain if such probable reserve can be classified as a proven reserve.

The Nolan Gold Project has been the focus of our company’s exploration strategy since 2007 and will be the focus again in 2011. Although a lack of sufficient capital did not allow for the permitted 1,000 cubic yard bulk sample under Workman’s Bench in 2010, our company plans to continue exploration drilling for the purpose of defining additional mineral resources associated with the Solomon Shear Zone.

Following the 2009 drill program at Nolan Creek, we determined that a larger core drilling rig will be needed in order to move forward with drilling in 2011. The current company owned drill rig is limited to less than 500 feet of drilling. Any additional drilling beyond the current resource blocks will require larger and more powerful drills that can drill over 1,000 feet.

Our plan of operations for the next twelve months are as follows:

Nolan Gold Project

Our company owns a 100 percent interest in numerous mining claims on the Nolan Creek Project. As of May 31, 2011, our company’s Nolan Gold Project consist of 204 unpatented, federal placer mining claims covering approximately 4,080 acres in three non-contiguous groups, and 407 unpatented federal lode mining claims covering approximately 8,140 acres in one large contiguous group. Many of the 407 lode mining claims are superimposed over the placer mining claims. There has been no legal survey on any of the claims.

Under our company’s ownership since 1982, a total of 23,153 ounces of placer gold was recovered from channel and bench deposits in the Nolan Valley through 2006. The largest nugget recovered to date weighed 41.35 ounces and was valued at US$16,000 by weight. It sold for US$50,000. Most nuggets recovered at Nolan Valley are suitable for jewelry.

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

Our exploration plans are to further define lode gold and antimony resources. The program includes drilling and trenching, as well as the review of geological and geophysical data. Our proposed drilling program for 2011 will be aimed at lode gold and antimony exploration. Lode drilling will focus on Pringle Bench, Workman’s Bench and the Hillside along the Solomon’s Shear trend, and is designed to provide a better three dimensional understanding of the mineralized sections of the structure and how it is related to the placer gold deposits of the Nolan Creek area.

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

Our company leases 24 federal placer mining claims and 36 federal lode mining claims from Alaska Mining Company, Inc. (“Alminco”). As of May 31, 2011, we were in arrears of required mineral property claims and option payments of $590,000 and therefore our rights to the property were adversely affected. We are currently re-negotiating the terms and conditions of the Alminco agreement with Alminco. Alminco has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears, when business conditions permit; however there is no assurance that we will be able to successfully renegotiate the terms and conditions of the Alminco agreement.

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

Eagle Creek Property

The Eagle Creek property is comprised of 77 Alaska state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The total area of the claims equals approximately 3080 acres and all claims are valid. There has been no legal survey on the claims. Ownership of the claims is in the name of Silverado Gold Mines Inc. There is an "option to purchase" agreement with the descendant of Arley Taylor (deceased), to purchase a 100% interest in the property for $400,000, of which $38,000 remains to be paid. The amount of $5,000 per year is required to be paid to keep the agreement in good standing. The original option agreement with Arley Taylor was acquired through an agreement with S. Tan who assigned the agreement to us in consideration of 15% royalty from production (15% of net operating profits after payback of costs). We have continued to make option payments on the Eagle Creek property based on the agreement, and as a result, all of our mineral claims and options are in good standing.

During 2011, we plan to move forward with an exploration program which will include both trenching and diamond core drilling. The majority of the permits required for the proposed exploration program have been approved. If funding permits, our company will design a drilling program to further investigate the gold mineralization associated with the mineralized structures known as vein-faults.

A commercially viable economic mineral deposit has not been defined on the property, and there is no assurance that a commercially viable economic mineral deposit exists on the property. Any proposed exploration program that includes drilling is dependent on available capital and there is no assurance that we will be able to initiate such a program.

Ester Dome Property

The Ester Dome property is comprised of 52 state mineral claims and 1 unpatented federal mineral claim. The claims are not all contiguous in that there are 5 separate blocks of claims. Our wholly owned subsidiary, Silverado Gold Mines Inc. is the registered owner of all claims. The total area of all claims equals approximately 2.5 square miles and all claims are valid. There has been no legal survey on the claims. There are three separate agreements covering these 53 claims on the Ester Dome property.

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

Low-Rank Coal-Water Fuel Project

Our company is currently having a $150,000 study conducted on the chemical and physical characteristics of Mississippi Red Hills Lignite Coal at the Mineral Industry Research Laboratory at the University of Alaska (Fairbanks) and expects results in 2011. Results of the tests as well as capital availability and an increase in oil prices would all have to be present and sufficient for Silverado Green Fuel Inc. to reconsider construction of its Green Fuel project.

Liquidity and Capital Resources

Our current ratio (current assets divided by current liabilities) as of May 31, 2011 was 0.07 as compared to 0.16 as of November 30, 2010. This ratio is commonly used as a measure of a company’s liquidity. We look at actual dollars in analyzing our liquidity. Since our company’s cash inflow has been generated mainly from sales of shares of our company’s common stock, gold sale proceeds earned during the exploration stage, debentures and loans, it will be very difficult for our company to meet the current and anticipated obligations without raising additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we will not be able to fully implement our business plan or sustain ongoing operations.

			Change between
	At	At	May 31, 2011
	May 31,	November 30,	and November 30 ,
	2011	2010	2010
	($)	($)	($)
Current Assets	173,651	388,976	(215,325)
Current Liabilities	2,597,244	2,410,510	186,734
Working Capital/(Deficit)	(2,423,593)	(2,021,534)	(402,059)

As of May 31, 2011, we had a working capital deficit of $2,423,593 as compared to a working capital deficit of $2,021,534 as of November 30, 2010. We had $21,149 cash on hand as of May 31, 2011 as compared to $66,267 cash on hand as of November 30, 2010. Our company’s total assets for such periods were $2,388,000 (November 30, 2010: $2,484,000) and the total current assets were $174,000 (November 30, 2010: $389,000).

As of May 31, 2011, our company’s current assets consist of $21,149 (November 30, 2010: $66,267) in cash, $6,316 (November 30, 2010: $6,316) in gold inventory and $146,186 (November 30, 2010: $316,393) in prepaid and other receivables. Included in prepaid and other receivables were non-cash prepaid consulting and other fees of $95,105 (November 30, 2010: $271,193) paid through issuances of our company’s common stock under our company’s equity compensation plans.

The majority of our company’s assets are long-term or non-cash in nature and thus considered being of lower liquidity.

Our company’s mineral rights have a carrying value at $1,643,000 as of May 31, 2011 as compared to $1,600,000 as of November 30, 2010, an increase of $43,000 or 3%. The increase in the value of our mineral rights this past six months is directly attributable to $43,000 in an accrued royalty payment. The net book value of our fixed assets was $571,000 as of May 31, 2011 as compared to $494,000 as of November 30, 2010, an increase of approximately $77,000 or 16%. The increase in the net book value of our fixed assets was due to improvements made on the newly leased office.

The total liabilities as of May 31, 2011 were $3,233,000 as compared to $2,976,000 as of November 30, 2010, an increase of approximately $257,000 or 9%. Included in current liabilities are $680,000 (November 30, 2010: $872,000) due to related parties, which has been classified as operating activities in our company’s cash flow statements, and $1,075,000 (November 30, 2010: $916,000) of accounts payable and accrued liabilities.

Our company has not yet generated revenues since recommencement of the exploration stage on December 1, 2001 and our cash was primarily generated from the sale of our securities. During the six months ended May 31, 2011, we raised $432,000 of net proceeds through completed private placements of which $78,000 was received from uncompleted private placement subscriptions in fiscal year ended November 30, 2010. We also received $108,947 through warrants exercise, of which $104,453 is included in common stock subscribed. During the fiscal year ended November 30, 2010, we raised $594,000 of net proceeds through completed private placements of which $100,000 was received from uncompleted private placement subscriptions in the fiscal year ended November 30, 2009.

During the six months ended May 31, 2011, our company incurred $43,000 (2010: $80,000) on mineral rights and $173,000 (2010: $273,000) on the mineral exploration and drilling program.

In addition, our company has spent $1,622,000 (2010: $1, 715,000) on other operating activities. Our company has been reviewing its budgets for its current business needs and its further exploration and early stage production at its Nolan Creek property in Alaska. Our plan of mining operations in Alaska anticipates that we will need to raise and expend approximately $10,560,000 during fiscal year 2011. We will also need to raise and spend approximately $3,000,000 on general and administrative costs during fiscal year 2011.

We are currently seeking capital to place the Nolan mine into the development and production phase.

Our company expects to continue to be funded primarily from equity financings and will continue the current process of seeking to arrange financing of those operational budgets, exploration and near term production to meet the requirements of the work program. The ability of our company to complete the exploration and development of its mineral properties is dependent on our company’s ability to obtain the necessary financing. There is no assurance that we will be able to raise the financing necessary to enable us to implement our business plan.

Segment Information

Our company operates in one reportable segment, located in United States, being the acquisition and exploration of mineral properties. Our company’s development of low-rank coal-water fuel, located in United States, is in its initial stages and is not a reportable segment. Segmented information has been compiled based on the geographic regions that our company and its subsidiaries registered and performed exploration and administration activities. A summary of financial information by geographical areas is as follows:

	Canada	United States	Total
As of May 31, 2011
Mineral properties and rights	-	1,642,942	1,642,942
Property and equipment	130,436	440,667	571,103
	$130,436	$2,083,609	$2,214,045

As of November 30, 2010
Mineral properties and rights	-	1,600,442	1,600,442
Property and equipment	7,676	486,740	494,416
	$7,676	$2,087,182	$2,094,858

For the Six Months Ended May 31, 2011
Total net loss and comprehensive loss	$1,697,810	$255,956	$1,953,766

For the Six Months Ended May 31, 2010
Total net loss and comprehensive loss	$1,859,246	$392,956	$2,252,202

Results of Operations – Six months ended May 31, 2011 and 2010

Our company has not generated revenues since recommencement of the exploration stage from December 1, 2001 to May 31, 2011. For the six months ended May 31, 2011, we reported a net loss of $1,954,000, or $0.001 per share, compared to a net loss of $2,252,000, or $0.001 per share for the same period ended May 31, 2010, a decrease of approximately 13%.

The major decreases in six months ended May 31, 2011, as compared to the same period in 2010, were our company’s exploration expenses by $100,000, advertising and promotion expenses by $12,000, depreciation expense by $61,000, legal and other professional fees by $163,000, office expense by $57,000, its related party charges in excess of cost by $34,000, and reporting and investor relations by $74,000. These decreases were mainly due to cash limitations and the development of a restructuring plan that our company is working on to fund its exploration and development activities.

The major increases included in the net loss for six months ended May 31, 2011, as compared to the same period in 2010, were increases of $90,000 for accounting and auditing fees, consulting fees by $171,000, and management service fees by $8,000. Such increases were mainly due to increased funding during the period for equity and convertible debt financings and our company’s efforts relating to restructuring, equity financing, development and expansion.

Results of Operations – Three months ended May 31, 2011 and 2010

Our company has not generated revenues since recommencement of the exploration stage from December 1, 2001 to May 31, 2011. For the three months ended May 31, 2011, we reported a net loss of $351,000, or $0.0001 per share, compared to a net loss of $1,116,000, or $0.0001 per share for the same period ended May 31, 2010, a decrease of approximately 69%.

The major decreases in three months ended May 31, 2011, as compared to the same period in 2010, were our company’s consulting fees by $308,000, exploration expenses by $116,000, office expenses by $113,000, related party charges in excess of cost by $31,000, and reporting and investor relations by $46,000. These decreases were mainly due to cash limitations and the development of a restructuring plan that our company is working on to fund its exploration and development activities.

The major increases included in the net loss for three months ended May 31, 2011, as compared to the same period in 2010, were increases of $12,000 for accounting and auditing, $14,000 for management services, and $5,000 for transfer agent and filing fees. Such increases were mainly due to the increased funding during the period for equity and convertible debt financings and our company’s efforts relating to restructuring, equity financing, development and expansion.

Related Party Transactions

The details of related party transactions are disclosed in footnote 11 of our company’s interim unaudited consolidated financial statements for the fiscal quarter ended May 31, 2011 (Item 1, above).

Critical Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of our company and the accounts of its wholly-owned subsidiaries, Silverado Gold Mines Inc. and Silverado Green Fuel Inc. All inter-company transactions and balances have been eliminated. Our company’s fiscal year-end is November 30.

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with our company’s audited financial statements and notes thereto for the year ended November 30, 2010, included in our company’s Annual Report on Form 10-K filed on March 15, 2011, with the SEC.

Use of Estimates

The preparation of these consolidated statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. Our company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation, deferred income tax asset valuations, asset retirement obligations, financial instrument valuations, and loss contingencies. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and they comprise cash on hand, deposits held with banks and other highly liquid investments. Highly liquid investments are readily convertible to cash and generally have maturities of three months or less from the time acquired. Our company places its cash and cash equivalents with high quality financial institutions which our company believes limits credit risks.

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

Our company’s assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The carrying values of cash, other receivables, accounts payable, mineral claims royalty payable, promissory notes, and due to related parties approximate fair values because of the short-term maturity of these instruments. The carrying amount reported in the balance sheet for convertible debt approximates fair value based on current market rates for similar financial instruments. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Gold Inventory

Our company values its gold inventories at the lower of cost or market. Since our company is still in the exploration stage, by definition, our company’s direct and absorbed costs would exceed the market value of any gold recovery. Therefore, our company values gold inventory additions from gold extraction at the spot price as of the date of the addition to the gold inventory, and records the costs of gold inventory sold on a first-in first-out basis. Gold sale proceeds and cost of gold sold are recorded as other income earned during the exploration stage.

Revenue Recognition

Proceeds from the sale of gold recoveries from test mining are recorded as other income earned during the exploration stage. Our company recognizes revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Mineral Property Costs

Our company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. Our company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, will be capitalized. Such costs will be amortized using the units-of-production method over the estimated recoverable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Asset Retirement Obligation

Our company records asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. ASC 410-20 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, our company will recognize a gain or loss on settlement.

Foreign Currency Translation

The functional and reporting currency of our company is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with ASC 830, Foreign Currency Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at May 31, 2011 and 2010, our company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled approximately 455,857,375 as of May 31, 2011.

Debt Issuance Costs

Our company recognizes debt issue costs on the balance sheet when incurred, and amortizes the balance over the term of the related debt.

Income Taxes

Our company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Recently Issued and Adopted Accounting Pronouncements

Our company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form 10 filed on May 11, 1984, as amended).
3.2	Amendment to Articles of Incorporation (Incorporated by reference to our Quarterly Report on Form 10-Q filed on July 15, 1997).
3.3	Altered Memorandum (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2002).
3.4	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on June 13, 2003).
(4)	Instruments Defining the Rights of Security Holders , Including Indentures
4.1	Share certificate representing common shares of the capital of our company (Incorporated by reference to our Registration Statement on Form 10 filed on May 11, 1984, as amended).
(10)	Material Contracts
10.1

Agreement for Conditional Purchase and Sale of Mining Property between our company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (Incorporated by reference to our Registration Statement on Form 10 filed on May 11, 1984, as amended)

10.2

Agreement for Conditional Purchase and Sale of Mining Property between our company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (Incorporated by reference to our Registration Statement on Form 10 filed on May 11, 1984, as amended)

10.3

Lease of Mining Claims with Option to Purchase between our company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

10.4

Change of Control Agreement between our company and Garry L. Anselmo dated May, 1995 (Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002 filed on February 28, 2003).

10.5

Amendment to Change of Control Agreement between our company and Garry L. Anselmo (Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002 filed on February 28, 2003).

10.6	Operating Agreement between our company and Tri-Con Mining Ltd. Dated January 1, 1997 (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended November 30, 1996).
10.7

Operating Agreement between our company and Tri-Con Mining Inc. dated January 1, 1997 (Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002 filed on February 28, 2003).

10.8

Operating Agreement between our company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002 filed on February 28, 2003).

10.9	Form of Warrant Exercise Agreement between our company and certain of the selling security holders (Incorporated by reference to our Registration Statement on Form SB-2 filed on May 19, 2004).
10.10	Form of Delay Agreement between our company and certain of the Selling Shareholders (Incorporated by reference to our Registration Statement on Form SB-2 filed on May 19, 2004).
10.11	2006 Stock Option Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on April 11, 2006) .
10.12	2006-II Stock Option Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on March 31, 2006).

Exhibit	Description
Number
10.13	2007 Stock Option Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on February 20, 2007).
10.14

Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007 filed on February 28, 2008).

10.15	2007-1 Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on September 7, 2007).
10.16	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007 (Incorporated by reference to our Quarterly Report on Form 10-QSB filed on July 15, 2008).
10.17

Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, and James F. Dixon, each dated October 27, 2008 (Incorporated by reference to our Current Report on Form 8-K filed on October 29, 2008).

10.18

Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, Donald G. Balletto, Robert M. Dynes and John Mackay, each dated December 23, 2009 (Incorporated by reference to our Current Report on Form 8-K filed on December 23, 2009).

10.19	2009 Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on January 29, 2009).
10.20	2009-II Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on June 1, 2009).
10.21	Equity Line of Credit Agreement between the Company and Ashborne Finance Ltd. (Incorporated by reference to our Current Report on Form 8-K filed on May 12, 2009).
10.22	Consulting Agreement between the Company and 1315781 Ontario Inc. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on October 15, 2009).
10.23	Note Purchase Agreement between the Company and St. George Investments, LLC. (Incorporated by reference to our Current Report on Form 8-K filed on January 28, 2010).
10.24	2009-III Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on December 16, 2009).
10.25	2010-I Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on June 9, 2010).
10.26	2010-II Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on December 2, 2010).
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Quarterly Report on Form 10-QSB filed on July 15, 2004).
(21) 21.1	Subsidiaries of the Registrant Silverado Gold Mines Inc. Silverado Green Fuel Inc.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 1350 Certifications
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE : July 20, 2011	/s/ Garry L. Anselmo
Garry L. Anselmo
Chairman of the Board, President, Chief Executive Officer
(Principal Executive Officer)

DATE: July 20, 2011	/s/ Donald Balletto
Donald Balletto
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)