Form 10-Q
period 2011-08-31
SILVERADO GOLD MINES LTD
filed 2011-10-24
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,914,377,244 common shares, no par value, outstanding as of October 4, 2011.

SILVERADO GOLD MINES LTD. AND ITS SUBSIDIARIES
(An Exploration Stage Company)

INDEX

Quarterly Period Ended August 31, 2011

Page
FINANCIAL STATEMENTS

Consolidated Balance Sheets as of August 31, 2011 (unaudited) and November 30, 2010	5

Consolidated Statements of Operations for the three months and nine months ended August 31, 2011 and 2010, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through August 31, 2011 (unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended August 31, 2011 and 2010, and for the period from December 1, 2001 (Recommencement of Exploration Stage) through August 31, 2010 (unaudited)	7

Notes to the Consolidated Financial Statements as of August 31, 2011 (unaudited)	8-28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements for the three and nine month periods ended August 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated In United States Dollars)

	August 31,	November 30,
	2011	2010
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	501	66,267
Gold inventory (Note 3)	–	6,316
Prepaid expenses and other receivables (Note 4)	136,494	316,393
Total Current Assets	136,995	388,976
Restricted Cash Equivalent (Note 5)	9,189	–
Mineral Properties and Rights (Note 6)	1,759,522	1,600,442
Property and Equipment (Note 7)	541,074	494,416
Total Assets	2,446,780	2,483,834

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cheques written in excess of cash balance	6,970	–
Accounts payable and accrued liabilities	1,150,264	915,819
Due to related parties (Note 12)	680,463	871,744
Tenant inducement (Note 8)	11,685	–
Promissory notes (Note 9)	365,000	62,327
Convertible debt, net of unamortized discount of $125,058 (Note 10)	224,942	10,620
Mineral claims royalty payable (Note 6(c))	610,000	550,000
Total Current Liabilities	3,049,324	2,410,510
Tenant Inducement (Note 8)	55,238	–
Asset Retirement Obligation (Note 11)	586,205	565,016
Total Liabilities	3,690,767	2,975,526
Commitments and Contingencies (Notes 1 and 17)
Subsequent Events (Note 21)
Stockholders’ Deficit
Common Stock, unlimited shares authorized, no par value; 2,921,377,244 shares issued and outstanding (November 30, 2010 - 2,441,343,879 shares ) (Note 13)	105,584,639	103,999,508
Additional Paid-in Capital	1,368,584	1,397,805
Shares To Be Issued (Note 13)	251,671	207,716
Deficit Accumulated During the Exploration Stage	(108,448,881)	(106,096,721)
Total Shareholders’ Deficit	(1,243,987)	(491,692)
Total Liabilities and Stockholders’ Deficit	2,446,780	2,483,834

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Stated In United States Dollars)

	Accumulated From
	December 1, 2001
	(Date of
	Recommencement of
	Exploration Stage)	Three Months Ended		Nine Months Ended
	to August 31,	August 31,		August 31,
	2011	2011	2010	2011	2010
	$	$	$	$	$
			(Restated –		(Restated –
			Note 22)		Note 22)

Revenue	–	–	–	–	–

Expenses

Accounting and auditing	1,025,571	20,860	29,492	129,530	48,082
Advertising, promotion and travel	3,031,234	1,318	221	4,890	15,643
Consulting fees	13,070,326	1,035	262,222	1,033,417	1,123,750
Depreciation	3,022,986	30,029	53,328	78,976	163,642
Exploration expenses	16,234,598	38,895	74,405	211,752	346,919
Amortization of debt issuance costs	321,078	6	2,763	1,775	6,825
Foreign exchange (gain) loss	(394,276)	(7,635)	(28,171)	(2,243)	16,687
Legal and other professional fees	1,956,492	17,959	33,964	91,162	270,654
Management services (Note 12)	6,649,872	30,122	42,993	106,626	111,841
Office expenses	5,577,782	68,635	83,450	245,367	316,841
Related party charges in excess of cost incurred (Note 12)	4,939,770	1,532	(23,108)	7,744	17,048
Reporting and investor relations	1,643,591	28,791	34,252	85,679	165,233
Research	1,064,735	–	–	–	–
Transfer agent and filing fees	480,375	7,697	20,234	39,371	50,557
Impairment of mineral claim expenditures	1,159,529	–	–	–
Impairment of property and equipment	329,679	–	–	–	–
Impairment of leasehold improvements	340,821	–	–	–	–

Total Operating Expenses	60,454,163	239,244	586,045	2,034,046	2,653,722

Operating Loss	(60,454,163)	(239,244)	(586,045)	(2,034,046)	(2,653,722)

Gold income earned during the exploration stage

Gold sale proceeds earned during the exploration stage	3,731,722	17,412	–	17,412	–
Cost of gold sold	(3,256,823)	(6,450)	–	(6,450)	–
Gold inventory addition from gold extraction	3,248,056	–	–	–	–

Total Gold Income Earned During the Exploration Stage	3,722,955	10,962	–	10,962	–

Other Income (Expense)

Interest and other income	278,104	10	–	37	77
Interest expenses on capital lease obligations	(333,221)	–	–	–	–
Accretion of discount on convertible debt and promissory notes	(1,429,389)	(154,682)	(68,895)	(312,511)	(163,516)
Other interest expenses and bank charges	(158,387)	(16,257)	(10,742)	(29,746)	(39,280)
Penalty on convertible debt	(75,000)	–	(75,000)	–	(75,000)
Commitment fees	(960,000)	–	–	–	–
Gain (Loss) on disposal of property and equipment	(278,712)	817	–	817	–
Loss on derivatives	(29,797)	–	(38,583)	–	(100,026)
Gain on derecognition of convertible debentures, promissory note and accrued interest (Note 9(b))	273,154	–	–	12,327	–

Total Other Expenses	(2,713,248)	(170,112)	(193,220)	(329,076)	(377,745)

Loss before cumulative effect of accounting change	(59,444,456)	(398,394)	(779,265)	(2,352,160)	(3,031,467)

Cumulative effect of accounting change	(99,481)	–	–	–	–

Net Loss	(59,543,937)	(398,394)	(779,265)	(2,352,160)	(3,031,467)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding		2,921,377,244	1,961,368,207	2,888,121,286	1,774,211,507

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Stated In United States Dollars)

	Accumulated From
	December 1, 2001(Date
	of Recommencement of
	Exploration Stage)	Nine Months Ended
	to August 31,	August 31,
	2011	2011	2010
	$	$	$

Operating Activities
Net loss	(59,543,937)	(2,352,160)	(3,031,467)
Adjustments to reconcile net loss to cash used in operating activities:
Cumulative effect of accounting change	99,481	–	–
Amortization of debt issue costs	7,500	–	6,825
Depreciation and accretion	3,022,986	78,975	163,642
Loss on disposal of property and equipment	279,529	–	–
Stock-based compensation included in management fees	3,375,644	–	–
Stock issued for debenture	217,687	–	–
Stock issued for consulting and other expenses	7,796,962	885,893	811,266
Prepaid consulting fees expensed	1,249,059	198,693	716,865
Stock issued for commitment fees	960,000	–	–
Financing expense	252,003	–	75,000
Accretion of discount on convertible debt	1,219,951	312,511	159,015
Loss on derivative	29,797	–	100,026
Gain on derecognition of convertible debt, promissory note and accrued interest	(273,154)	(12,327)	–
Impairment of mineral claim expenditures	1,159,529	–	–
Impairment of property and equipment	329,679	–	–
Impairment of leasehold improvements	340,821	–	–
Accretion on asset retirement obligation	56,894	21,189	(2,411)
Changes in operating assets and liabilities:
Cheques issued in excess of cash	6,970	6,970	–
Gold inventory	8,633	6,316	–
Prepaid expenses and deposits	(42,765)	3,811	(10,139)
Accounts payable and accrued liabilities	908,157	286,800	285,543
Advances to related party	389,151	(191,281)	(117,131)
Net Cash Used in Operating Activities	(38,149,423)	(754,610)	(842,966)
Investing Activities
Purchase of restricted cash equivalent	(9,189)	(9,189)	–
Investment in mineral properties and rights	(1,466,022)	(99,080)	(99,080)
Purchase of property and equipment	(3,139,830)	(58,711)	(1,206)
Proceeds from sale of property and equipment, net	825,299	–	–
Net Cash Used In Investing Activities	(3,789,742)	(166,980)	(100,286)
Financing Activities
Repayment of loans payable	(110,728)	–	–
Repayment of capital lease obligation	(1,131,607)	–	–
Proceeds from issuance of convertible debt, net	570,000	–	251,000
Proceeds from issuance of promissory notes	377,327	315,000	50,000
Share subscriptions received	203,745	104,453	33,250
Proceeds from issuance of common stock, net	41,782,029	431,877	626,657
Proceeds from exercise of warrants	231,807	4,494	–
Net Cash Provided By Financing Activities	41,922,573	855,824	960,907
Increase (Decrease) In Cash	(16,592)	(65,766)	17,655
Cash - Beginning of Period	17,093	66,267	–
Cash - End of Period	501	501	17,655

Supplemental Disclosures
Interest paid		–	73,830
Income taxes paid		–	–

Supplemental Cash Flow Information (Note 19)

The accompanying notes are an integral part of these consolidated financial statements

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which implies that the Company would continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at August 31, 2011, the Company has a working capital deficiency of $2,912,329 and has accumulated losses of $108,448,881 since inception and its operations continue to be funded primarily from sales of its stock and the sale of gold extracted during exploration activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern, including completion of the acquisition, exploration and development of its mineral properties and completion of the research and development of its low-rank coal-water fuel project is dependent on the Company’s ability to obtain the necessary financing from sales of its stock and debt financings. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

2.	Summary of Significant Accounting Policies (continued)

	b)	Interim Financial Statements (continued)

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at August 31, 2011, and the results of its operations and cash flows for the interim periods ended August 31, 2011 and 2010. The results of operations for the three months and nine months ended August 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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
as of August 31, 2011 (Unaudited)
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

ASC 220, Comprehensive Income establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. As at August 31, 2011 and 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totaled approximately 338,938,525 as of August 31, 2011.

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
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

2.	Summary of Significant Accounting Policies (continued)

	s)	Recently Issued and Adopted Accounting Pronouncements

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update requires certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have an impact on its consolidated financial position, results of operations or cash flows.

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Gold Inventory

The Company’s test production in past years has yielded gold dust and gold nuggets. Gold dust has yielded sales prices equivalent to the spot gold price. Gold nuggets, however, are considered to be gem or jewelry items, which in the industry sell at a higher price than the spot price. They are valued according to weight, purity, character, and relative flatness (wearing quality). Historically, the Company’s gold nuggets have sold at prices above the spot gold price. The following is a summary of gold inventory changes during the nine months ended August 31, 2011, and during the fiscal year ended November 30, 2010:

		Weighted
	Troy Ounces	Average Price	Value

Balance as of November 30, 2009	10	$657.50	$6,316
Cost of gold sold	–	–	–
Balance as of November 30, 2010	10	$657.50	$6,316
Cost of gold sold	(10)	(657.50)	6,316
Balance as of August 31, 2011	–	$–	$–

4.	Prepaid Expenses and Other Receivables Prepaid expenses and other receivables consist of:

	August 31, 2011	November 30, 2010

Prepaid consulting and other fees resulting from share issuance	$2,605	$223,193
Shares issued for attorney retainer	92,500	48,000
Total prepaid expenses resulting from share issuance	95,105	271,193
Insurance deposits, GST refund and others	41,389	45,200
Total	$136,494	$316,393

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

5.	Restricted Cash

The Company has pledged a $9,189 (Cdn$9,000) GIC as security held on a corporate credit card.

6.	Mineral Properties and Rights

The Company holds interests in four groups of mineral properties, Nolan, Ester Dome, Hammond and Eagle Creek, in Alaska, U.S.A. All of these properties are in the exploration stage and have no proven reserves as of August 31, 2011. The Nolan property has a probable reserve; however, a more extensive feasibility study is required to ascertain if such probable reserve can be classified as a proven reserve.

Since the Company has no proven reserves on its properties as of August 31, 2011, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment in accordance with ASC 360 and has not recognized any impairment. A summary of such capitalized direct costs for the nine months ended August 31, 2011, and for the fiscal year ended November 30, 2010 is as follows:

	Nolan	Ester Dome	Hammond	Eagle Creek	Total
	(a)	(b)	(c)	(d)
Balance as of November 30, 2009	$743,859	$40,702	$525,900	$88,140	$1,398,601
Additions during the year:
Claim fees paid during the year	85,953	9,398	8,400	13,090	116,841
Royalty payment	–	–	–	5,000	5,000
Accrued royalty payment	–	–	80,000	–	80,000
Balance as of November 30, 2010	829,812	50,100	614,300	106,230	1,600,442
Additions during the period:
Claim fees paid during the period	85,540	140	8,400	–	94,080
Royalty payment	–	–	–	5,000	5,000
Accrued royalty payment	–	–	60,000	–	60,000
Balance as of August 31, 2011	$915,352	$50,240	$682,700	$111,230	$1,759,522

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

6.	Mineral Properties and Rights (continued)

v)	Marion Creek and Clara Creek: This claim group consists of 2 unpatented federal placer mining claims located on Marion Creek and 5 unpatented federal placer mining claims located on Clara Creek.

vi)	Nolan Lode: this claim group consists of 407 unpatented federal lode claims.

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

c)	Hammond Property, Wiseman Mining District, Alaska

This property consists of 24 Federal placer claims and 36 Federal lode claims covering one and one-half square miles and adjoining the Nolan Gold Properties. The Company has leased this property from Alaska Mining Company, Inc. (“Alminco”) since December 14, 1994 and is obligated to pay a royalty equal to 10% of gross production and is subject to a minimum royalty of $80,000 per year. As of August 31, 2011, the capitalized mineral rights of $682,700 (November 30, 2010 - $614,300) for the Hammond property includes royalty accruals totalling $610,000 (November 30, 2010 - $550,000) that are unpaid, and are included in mineral claims payable on the accompanying consolidated balance sheets. During the nine months ended August 31, 2011, the Company accrued $60,000 in payable royalties.

d)	Eagle Creek Property, Fairbanks Mining District, Alaska

This property consists of 77 state mineral claims. All claims are contiguous and are located in the Fairbanks North Star Borough. The Company owns a 50% interest and has an option to purchase a full 100% interest in the property for $400,000, towards which $33,000 remains to be paid. This property is subject to a royalty of 15% of net profits. A payment in the amount of $5,000 is due on August 1st of each year until the remaining $33,000 is paid. Such yearly payment is required to keep the option in good standing. Ownership of the claims is in the name of the Company’s subsidiary, Silverado Gold Mines Inc. On August 1, 2011, the Company paid the required $5,000 option payment.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

7.	Property and Equipment

Property and equipment primarily include capital expenditures associated with the Company’s corporate office, and mining equipment and camp facilities at the Nolan Gold Project in Alaska. Depreciation expense for the nine months ended August 31, 2011, was $78,976 (2010 - $163,642).

A summary of the Company’s property and equipment as of August 31, 2011, and November 30, 2010, is as follows:

			August 31,	November 30,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Offices
Office leasehold improvements	124,123	6,420	117,703	–
Computer equipment and software	140,079	137,836	2,243	3,951
Furniture and fittings	394,559	391,060	3,499	3,725

Mining Project
Nolan gold project buildings	63,000	63,000	–	–
Leasehold improvements	48,123	38,499	9,624	16,843
Nolan mining equipment	1,017,987	641,265	376,722	435,735
Auto and trucks	19,193	12,155	7,038	9,917
Assets under construction	24,245	–	24,245	24,245
	1,831,309	1,290,235	541,074	494,416

Assets under construction are not subject to depreciation until substantially complete.

8.	Tenant Inducement

On May 1, 2011, the Company received advances of $70,956 (Cdn$69,494) from the landlord of its office towards leasehold improvements as an inducement to enter into the lease agreement described in Note 17(c). The advances are repayable in full should the Company terminate the lease early without the consent of the landlord. During the nine months ended August 31, 2011, the Company repaid principal amount of $4,033 (Cdn$3,950) and the remaining balance of the tenant inducement was $66,923 at August 31, 2011.

9.	Promissory Notes

a)

In February 2010, the Company received $50,000 from an investor and issued a promissory note dated as of March 1, 2010. The unpaid principal balance of the note bears interest at a rate equal to twelve percent (12%) per annum if repaid by the Company within ninety (90) days from the date of the note, or eighteen percent (18%) per annum if repaid at any time thereafter. The note matured on September 1, 2010. As of August 31, 2011, the Company has not repaid the note and has accrued interest of $8,650 which is recorded in accrued liabilities.

b)

During the fiscal year ended November 30, 2010, the Company received advances of $12,327 from a consultant which is due on demand, and bears interest at 7% per annum. During the nine months ended August 31, 2011, the advances were forgiven by the consultant and the Company recognized a gain of $12,327.

c)

During the nine months ended August 31, 2011, the Company received several advances totaling $315,000 from various investors and consultants, which are secured by promissory notes. These notes are due on demand and bear interest at rates from 8% to 10% per annum. Interest is due on the first of each month until demand of payment is made by the investor. As of August 31, 2011, the Company accrued interest of $4,906 which is recorded in accrued liabilities.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

10.	Convertible Debt

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

During the year ended November 30, 2010, the Company recorded accretion of discount of $4,420 increasing the carrying value of the loan to $4,920. During the nine months ended August 31, 2011, the Company issued 35,256,411 shares upon the conversion of the principal amount of $75,000. In accordance with ASC 470-20, the Company recognized unamortized discount of $65,522 as interest expense upon the conversion of the note. During the nine months ended August 31, 2011, the Company recorded accretion of discount of $4,558.

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

During the year ended November 30, 2010, the Company recorded accretion of discount of $2,501 increasing the carrying value of the loan to $3,001. During the nine months ended August 31, 2011, the Company recorded accretion of discount of $71,999 increasing the carrying value of the loan to $75,000.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

10.	Convertible Debt (continued)

c)

On September 17, 2010, the Company entered into a secured convertible note agreement and issued a convertible note in the sum of $165,000 with a maturity date of September 17, 2011. The Company received net proceeds of $148,500 and recorded a 10% discount on this note. The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right from October 1, 2010 to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.0045 or 70% of the average of the three lowest VWAP prices of the Company’s common stock for the 20 trading days preceding a conversion date. Pursuant to the note agreement, the Company will issue 20,000,000 shares (“compensation shares”) of the Company’s common stock to the Note holder as compensation costs. As at August 31, 2011, the Company has not issued the shares.

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

During the year ended November 30, 2010, the Company recorded accretion of discount of $1,202 increasing the carrying value of the loan to $1,702. During the nine months ended August 31, 2011, the Company recorded accretion of discount of $104,589 increasing the carrying value of the loan to $106,291.

d)

On October 25, 2010, the Company entered into a secured convertible note agreement and issued a convertible note in the sum of $110,000 with a maturity date of October 25, 2011. The Company received net proceeds of $99,000 and recorded a 10% discount on this note. The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal portion, at a conversion price per share equal to the lower of $0.004 or 65% of the average of the three lowest VWAP prices of the Company’s common stock for the 20 trading days preceding a conversion date. Pursuant to the note agreement, the Company will issue 15,000,000 shares (“compensation shares”) of the Company’s common stock to the Note holder as compensation costs. As at August 31, 2011, the Company has not issued the shares.

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

During the year ended November 30, 2010, the Company recorded accretion of discount of $497 increasing the carrying value of the loan to $997. During the nine months ended August 31, 2011, the Company recorded accretion of discount of $42,654 increasing the carrying value of the loan to $43,651.

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

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

10.	Convertible Debt (continued)

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

11.	Asset Retirement Obligations

Asset retirement obligations relate to the closure and reclamation of the Grant Mill Tailings Pond and the Mill complex, and to the reclamation work associated with the Nolan Gold Project consisting of dismantling and removal of site structures and equipment, and reshaping and re-vegetating the disturbed areas. The Company has no assets legally restricted for purposes of settling asset retirement obligations. A summary of assets retirement obligation for the nine months ended August 31, 2011, and for the fiscal year ended November 30, 2010, is as follows:

	Grant	Nolan
	Mine	Project	Total
Balance as of November 30, 2009	$368,884	$171,523	$540,407
Accretion expense	18,444	8,576	27,020
Liabilities settled	(1,511)	(900)	(2,411)
Balance as of November 30, 2010	$385,817	$179,199	$565,016
Accretion expense	14,469	6,720	21,189
Liabilities settled	–	–	–
Balance as of August 31, 2011	$400,286	$185,919	$586,205

a)	Grant Mine

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

The Company believes that the estimated fair value of the cost of reclamation at this time will approximate the accrued obligations plus 5% accretion expense per annum until reclaimed. During the nine months ended August 31, 2011, the Company recorded $14,469 (2010 - $13,833) accretion expense.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

11.	Asset Retirement Obligations (continued)

	b)	Nolan Gold Project

The retirement obligations associated with the Nolan mineral properties are associated with the reclamation of disturbed land resulting from normal operations and are not the result of improper operations of an asset such as environmental remediation liabilities. The Nolan mineral properties are on Federal mining claims and thus are under the active supervision of the Bureau of Land Management.

As of August 31, 2011, and November 30, 2010, the Company is obligated to reclaim 21 acres at Nolan Creek. These 21 acres are areas essential for the Company’s operations and consist of the camp area, equipment storage area, processing area, explosives storage area, and the portal area, as well as the roads and core storage area.

The Company believes that the remaining accrued obligations plus 5% accretion expense per annum until the remaining 21 acres are reclaimed is sufficient to cover the cost of reclamation. During the nine months ended August 31, 2011, the Company recorded $6,720 (2010 - $6,432) accretion expense

12.	Related Party Transactions / Balances

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

During the nine months ended August 31, 2011, the Tri-Con Group’s services focused mainly on corporate planning; mining, drilling and engineering planning and preparation for production on the Company’s Nolan property; and administration services. During the nine months ended August 31, 2011, there were nominal exploration activities due to the Company’s cash flow constraints and consequently the Tri-Con Group waived the US $10,000 monthly fee and the CDN $10,000 monthly fee for the nine months ended August 31, 2011 for a total of US $181,937.

As of August 31, 2011, the Company owed $676,340 (November 30, 2010 - $849,026) to the Tri-Con Group for exploration and administration services performed on behalf of the Company. The following is a summary of Tri-Con Group charges for the nine months ended August 31, 2011 and 2010:

	Nine months	Nine months
	ended	ended
	August 31, 2011	August 31, 2010

Administration and management services	$51,596	$130,702

Amount of total charges in excess of the cost	$7,678	$17,048
Percentage of excess of the cost charged over total amount billed	14.88%	13.04%

b)	As of August 31, 2011, the Company owed $3,102 (November 30, 2010 – $3,120) to the President of the Company for amounts advanced. The advances are due on demand, unsecured, and non-interest bearing.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

12.	Related Party Transactions / Balances (continued)

c)

As of August 31, 2011, the Company owed $1,021 (November 30, 2010 - $nil) to the spouse of the President of the Company for amounts advanced. The advances are due on demand, unsecured, and non-interest bearing.

d)

As of November 30, 2010, the Company owed $19,598 (Cdn$20,000) to a director of the Company for amounts advanced. The advances were due on demand, unsecured and bore interest at 5% per annum. During the nine months ended August 31, 2011, the Company repaid the advances.

e)

Effective April 1, 2009, a consulting agreement was signed between the Company and a private company controlled by a former director of the Company who resigned on April 20, 2010. Pursuant to the agreement, the Company agreed to pay the private company Cdn$7,500 plus GST per month for corporate planning, business development and investor relations services, as requested by the Company. During the nine months ended August 31, 2011, the Company was billed $22,984 (Cdn$22,500) (2010 - Cdn$67,500) by the private company. At August 31, 2011, the Company is indebted to the private company for $4,224 (November 30, 2010 - $15,372). This amount has been recorded in accounts payable and accrued liabilities.

13.	Common Stock

The authorized common stock of the Company consists of an unlimited number of common shares, without par value. The following is a summary of the Company’s issuances of common stock during the nine months ended August 31, 2011:

	Number of	Common	Shares to
	Common Shares	Stock Amount	be Issued
	#	$	$
Balance as of November 30, 2010	2,441,343,879	103,999,508	207,716
Share Issued:
For Private Placements
$0.004 per share	75,000,000	300,000	–
$0.0021 per unit (1 unit = 1 share and 1 warrant)	100,000,000	210,000	(78,000)
	175,000,000	510,000	(78,000)
For Warrant Exercises
$0.00233 per share	1,928,572	4,494	–
For Conversion of Debentures
$0.0021 per share	40,405,695	84,852	–
$0.002184 per share	11,446,887	25,000	–
	51,852,582	109,852	–
Shares granted under Equity Compensation Plans
For consulting fees granted at a weighted average price of $0.00372 per share	230,468,002	835,000	–
For investor relation and shareholder communication services granted at a weighted average price of $0.00346 per share	8,536,084	29,536	–
For legal and other services granted at a weighted average price of $0.00359 per share	12,248,125	43,962	–
	251,252,211	908,498	–
Reclassification of beneficial conversion features on conversions of convertible debt	–	52,410	–
Stock issuance costs	–	(123)	–
Stock subscriptions received	–	–	104,453
Shares issuable for services	–	–	17,502
Balance as of August 31, 2011	2,921,377,244	105,584,639	251,671

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

13.	Common Stock (continued)

	a)	During the nine months ended August 31, 2011, the Company issued 75,000,000 shares of common stock at $0.004 per share for gross proceeds of $300,000.

b)

During the nine months ended August 31, 2011, the Company issued 100,000,000 units at $0.0021 per unit for gross proceeds of $210,000. Each unit consists of one share of common stock and one share purchase warrant. Each warrant is exercisable at a price of $0.01 per share for a period of one year.

	c)	During the nine months ended August 31, 2011, the Company issued 1,928,572 shares of common stock upon the exercise of share purchase warrants at $0.00233 per share for gross proceeds of $4,494.

d)

Pursuant to several agreements for various corporate planning, business development and strategies, media solutions and legal services, the Company issued an aggregate of 251,252,211 shares of the Company’s unrestricted free trading common stock during the nine months ended August 31, 2011, valued at the fair market price on the measurement date, for total consideration of $908,498. These shares were issued under the Company’s Equity Compensation Plans.

	e)	During the nine months ended August 31, 2011, the Company issued an aggregate of 51,852,582 shares of common stock upon the conversion of the convertible notes in the amount of $109,852.

f)

Pursuant to the convertible note agreements described in Note 10(c) and (d), the Company agreed to issue 35,000,000 shares of common stock at a fair value of $108,424 to the note holder as compensation costs. The amount is included in shares to be issued as at August 31, 2011.

14.	Equity Compensation Plans

On June 3, 2010, the Company adopted the 2010-I Equity Compensation Plan (the “2010-I Plan”) to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the 2010-I Plan August not exceed 180,000,000 in aggregate. On June 9, 2010, the Company filed a registration statement on Form S-8 to register all 180,000,000 of such shares.

On December 2, 2010, the Company adopted the 2010-II Equity Compensation Plan to encourage certain directors, officers, employees, and consultants of the Company to acquire and hold stock in the Company as an added incentive to remain with the Company and to increase their efforts in promoting the interests of the Company and to enable the Company to attract and retain capable individuals. The number of shares issued under the 2010-II Plan August not exceed 400,000,000 in aggregate. On December 2, 2010, the Company filed a registration statement on Form S-8 to register all 400,000,000 of such shares.

During the nine months ended August 31, 2011, the Company issued an aggregate of 251,252,211 (2010 – 185,208,799) shares of common stock under the Company’s Equity Compensation Plans in payment of consulting and other services.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

15.	Stock Options

There were no stock options granted during the nine months ended August 31, 2011. The Company uses the Black- Scholes option pricing model to calculate the fair value of stock options when the options are granted. Expected volatility is based on historical volatility. Because trading tends to be thin, in relation to the total shares outstanding, average weekly stock prices were used to calculate volatility. Management believes that the annualized weekly average of volatility is the best measure of expected volatility. U.S. Treasury constant maturity rates were utilized with maturities most closely approximating the expected term of the option. The expected term of the options was calculated using the alternative simplified method, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual Term	Intrinsic
	Options	Price	(years)	Value
		$
Outstanding, November 30, 2009	48,200,000	0.056	2.72
Cancelled	(3,900,000)	(0.058)
Outstanding, November 30, 2010	44,300,000	0.056	1.68	–
Cancelled	(5,000,000)	(0.058)
Expired	(11,600,000)	(0.050)
Outstanding, August 31, 2011	27,700,000	0.058	1.36	–

As at August 31, 2011, the following common stock options were outstanding and exercisable:

		Remaining
		Contractual
	Exercise Price	Life (years)
Number of Options
	$
17,000,000	0.05	1.35
10,700,000	0.07	1.37
27,700,000

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

16.	Stock Purchase Warrants

During the nine months ended August 31, 2011, 101,749,051 stock purchase warrants, exercisable at weighted average exercise price of $0.009 per share, expired. The Company issued 100,000,000 common stock purchase warrants upon the completion of a private placement during the nine months ended August 31, 2011. Each common stock purchase warrant issued during the period is exercisable into one share of common stock for a period of one year commencing from the date of the subscription agreement. There was no value assigned to these warrants when they were issued. During the nine month period ended August 31, 2011, the Company issued 1,928,572 shares of common stock upon the exercise of stock purchase warrants for gross proceeds of $4,494.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
		$
Balance November 30, 2009	84,900,000	0.020
Issued	172,307,324	0.0079
Exercised	(82,917,550)	0.0027
Expired	(48,000,000)	0.020
Balance November 30, 2010	126,289,774	0.010
Issued	100,000,000	0.01
Exercised	(1,928,572)	0.00233
Expired	(101,749,051)	0.009
Balance August 31, 2011	122,612,151	0.00356

As at August 31, 2011, the following common share purchase warrants were outstanding:

		Remaining
		Contractual Life
	Exercise Price	(years)
Number of Warrants
	$
22,612,151	0.01	0.02 - 0.15
100,000,000	0.0021	0.27
122,612,151

17.	Commitments

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
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

17.	Commitments (continued)

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

c)

In January 2011, the Company entered into a new office lease, which commenced on April 1, 2011 until March 31, 2016. Leasehold improvements of $71,747 (Cdn$69,494) received from the landloard as tenant inducements are repayable in full should the Company terminate the lease early without the consent of the landlord. The minimum rent from April 1, 2011 to May 31, 2011 is $6,323 (Cdn$6,193) per month, from June 1, 2011 to September 30, 2013 is $7,815 (Cdn$7,654) per month and from October 1, 2013 to March 31, 2016 will be $8,102 (Cdn$7,935) per month. The Company’s future minimum lease payments under the existing leases entered into during the year are as follows:

Three months ending November 30, 2011	$23,445 (Cdn$22,962)
Fiscal year ending November 30, 2012	93,780 (Cdn$91,848)
Fiscal year ending November 30, 2013	94,354 (Cdn$92,410)
Fiscal year ending November 30, 2014	97,223 (Cdn$95,220)
Fiscal year ending November 30, 2015	97,223 (Cdn$95,220)
Fiscal year ending November 30, 2016	32,408 (Cdn$31,740)
$438,433 (Cdn$429,400)

d)

On November 26, 2010, the Company entered into three year equipment lease that expires on November 30, 2013. The lease payment for the first 35 months will be $2,553 (Cdn$2,500) and the last month will be $1,645 (Cdn$1,611). The lease is secured by the leased equipment.

e)

On April 1, 2011, the Company entered into 1 year consulting agreement in which the Company will issue shares of the Company’s common stock equal in value to Cdn$6,000 plus GST at the average price over the immediate 20 preceding days payable on the 20th of each month, for an aggregate maximum of 6,000,000 shares of common stock if the consulting services are provided for the full term of this agreement.

18.	Segment Disclosures

The Company operates in one reportable segment, located in United States, being the acquisition and exploration of mineral properties. The Company’s development of low-rank coal-water fuel, located in United States, is in its initial stages and is not a reportable segment. Segmented information has been compiled based on the geographic regions that the Company and its subsidiaries registered and performed exploration and administration activities. Long-lived assets by geographical segment as of August 31, 2011 and November 30, 2010 are as follows:

	Canada	United States	Total
As of August 31, 2011
Mineral properties and rights	-	1,759,522	1,759,522
Property and equipment	123,444	417,630	541,074
	$123,444	$2,177,152	$2,300,596

As of November 30, 2010
Mineral properties and rights	-	1,600,442	1,600,442
Property and equipment	7,676	486,740	494,416
	$7,676	$2,087,182	$2,094,858

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

19.	Supplemental Cash Flow Information

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statements. A summary of non-cash transactions and other cash information for the nine months ended August 31, 2011 and 2010 is as follow:

	Nine Months Ended
	August 31,
	2011	2010
	$	$
Changes in non-cash financing and investing activities:
Common stock issued on conversion of convertible debentures	109,852	-
Mineral claims royalty payable changes at period-end for mineral rights	60,000	80,000
Convertible debenture issued on repayment of accounts payable	34,852	-
Tenant inducement	66,923	-

20.	Fair Value Measurements

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

Pursuant to ASC 825, cash is based on "Level 1" inputs and due to related parties, promissory notes and convertible debt are valued based on “Level 2” inputs, consisting of model driven valuations. The Company believes that the recorded values of these financial instruments, other receivables and accounts payable approximate their current fair values because of their nature, respective relatively short durations or current market rates for similar financial instruments.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

20.	Fair Value Measurements (continued)

Assets measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of August 31, 2011, as follows.

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	August 31,
	(Level 1)	(Level 2)	(Level 3)	2011
	$	$	$	$

Assets:
Cash	501	–	–	501

As at August 31, 2011, there were no liabilities measured at fair value on a recurring basis presented on the Company’s consolidated balance sheet.

21.	Subsequent Events

	a)	On September 1, 2011, the Company received loans in the amount of $16,000 which are unsecured, bear interest at 8% per annum and are due on demand.

	b)	On September 12, 2011, the Company received a loan in the amount of $20,000 which is unsecured, bears interest at 8% per annum and is due on demand.

	c)	On September 28, 2011, the Company received a loan in the amount of $10,000 which is unsecured, bears interest at 8% per annum and is due on demand.

	d)	On October 14, 2011, the Company received a loan in the amount of Cdn$4,745 from the spouse of the President of the Company. The amount is due on demand, unsecured, and non-interest bearing.

	e)	On October 20, 2011, the Company received a loan in the amount of $5,000 which is unsecured, bears interest at 8% per annum and is due on demand.

22.	Restatement

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

The Company also identified an error related to the accounting for the convertible debt described in Note 8(a)(i) in its financial statements included in the Company’s Form 10-Q filed with the SEC on October 20, 2010. The Company had previously separately accounted for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on the Company’s non-convertible borrowing cost at the issuance date. The value attributed to the conversion feature of the convertible note was included in additional paid-in capital on the consolidated balance sheet. After further review, the Company has determined that the conversion option should be separated from the host contract and accounted for as a derivative at time of issuance, the conversion feature classified as liability and measured at fair value with changes in fair value recorded in the statement of operations.

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

22.	Restatement (continued)

The Company also identified an error related to the accounting for the convertible debt described in Note 8(a)(ii) in its financial statements included in the Company’s Form 10-Q filed with the SEC on October 20, 2010. The Company had previously separately accounted for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on the Company’s non-convertible borrowing cost at the issuance date. The value attributed to the conversion feature of the convertible note was included in additional paid-in capital on the consolidated balance sheet. Origination fee of $5,000 paid to the note holder and shares issued with the convertible debt valued at $61,100 were expensed in the statement of operations. After further review, the Company has determined that the proceeds should have been allocated based on the relative fair values of the convertible note and the shares at time of issuance, the resulting beneficial conversion of the convertible note recorded in additional paid-in capital, and origination fee recorded as a reduction to the proceeds received by the Company.

The Company also identified an error related to the accounting for the convertible debts described in Note 8(a)(iii) in its financial statements included in the Company’s Form 10-Q filed with the SEC on October 20, 2010. The Company had previously separately accounted for the liability and equity components of convertible debentures to reflect the fair value of the liability component based on the Company’s non-convertible borrowing cost at the issuance date. The value attributed to the conversion feature of the convertible note was included in additional paid-in capital on the consolidated balance sheet. Origination fee of $15,000 paid to the note holders were recorded as a reduction to the proceeds received by the Company. Shares issued to the note holders valued at $135,000 were expensed in the statement of operations. After further review, the Company has determined that the proceeds should have been allocated based on the relative fair values of the convertible note and the shares at time of issuance, and the resulting beneficial conversion of the convertible note recorded in additional paid-in capital.

The following table reflects the adjustment and restated amounts:

	For the Three Months Ended August 31, 2010
	As Reported		Adjustment	As Restated
Consolidated Statement of Operations	$		$	$
Operating expenses
Amortization of debt issuance costs	270,738	a), c)	(267,975)	2,763

Total operating expenses	854,020		(267,975)	586,045

Accretion of discount on convertible and promissory debentures	20,004	b)	48,891	68,895
Other interest expenses and bank charges	(50,358)	c)	61,100	10,742
Penalty on convertible debt	–	d)	75,000	75,000
Loss on fair value of derivative liability	–	e)	38,583	38,583

Net Loss	823,666		(44,401)	779,265

SILVERADO GOLD MINES LTD.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
as of August 31, 2011 (Unaudited)
(Stated in United States Dollars)

22.	Restatement (continued)

	For the Nine Months Ended August 31, 2010
	As Reported		Adjustment	As Restated
Consolidated Statement of Operations	$		$	$
Operating expenses
Amortization of debt issuance costs	271,100	a), c)	(264,275)	6,825

Total operating expenses	2,917,997		(264,275)	2,653,722

Accretion of discount on convertible and promissory debentures	40,714	b)	122,802	163,516
Penalty on convertible debt		d)	75,000	75,000
Loss on fair value of derivative liability	–	e)	100,026	100,026

Net Loss	2,997,914		33,553	3,031,467

a)	To amortize debt issuance costs.

b)	To record accretion of discount on convertible debts.

c)	To reverse fair value of shares expensed at the time of issuance of convertible debt.

d)	To reclassify penalty on convertible debt.

e)	To recognized change in fair value of derivative liability as at August 31, 2010.

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

Overview

Silverado Gold Mines Ltd. is a corporation organized under the laws of British Columbia, Canada. Our company was originally incorporated in June 1963. Our company operates in the United States through its wholly owned subsidiaries, Silverado Gold Mines Inc., (incorporated August 29, 1981) and Silverado Green Fuel Inc. (incorporated August 14, 2006). We filed a transition application and notice of articles with the British Columbia Registrar of Companies on April 20, 2004 in order to replace our former memorandum adopted under the British Columbia Company Act and to alter our current articles to the extent necessary to ensure compliance with the British Columbia Business Corporations Act.

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

All of these properties are in the exploration stage and have no proven reserves as of August 31, 2011, with the exception of the Nolan property, which has a probable reserve but requires a more extensive feasibility study to ascertain if such probable reserve can be classified as a proven reserve.

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

Our plan of operations for the next twelve months are as follows:

Nolan Gold Project

Our company owns a 100 percent interest in numerous mining claims on the Nolan Creek Project. As of August 31, 2011, our company’s Nolan Gold Project consist of 204 unpatented, federal placer mining claims covering approximately 4,080 acres in three non-contiguous groups, and 407 unpatented federal lode mining claims covering approximately 8,140 acres in one large contiguous group. Many of the 407 lode mining claims are superimposed over the placer mining claims. There has been no legal survey on any of the claims.

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

Our company leases 24 federal placer mining claims and 36 federal lode mining claims from Alaska Mining Company, Inc. (“Alminco”). As of August 31, 2011, we were in arrears of required mineral property claims and option payments of $590,000 and therefore our rights to the property were adversely affected. We are currently re-negotiating the terms and conditions of the Alminco agreement with Alminco. Alminco has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears, when business conditions permit; however there is no assurance that we will be able to successfully renegotiate the terms and conditions of the Alminco agreement.

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

Liquidity and Capital Resources

Our current ratio (current assets divided by current liabilities) as of August 31, 2011 was 0.05 as compared to 0.16 as of November 30, 2010. This ratio is commonly used as a measure of a company’s liquidity. We look at actual dollars in analyzing our liquidity. Since our company’s cash inflow has been generated mainly from sales of shares of our company’s common stock, gold sale proceeds earned during the exploration stage, debentures and loans, it will be very difficult for our company to meet the current and anticipated obligations without raising additional capital. If we are not able to raise adequate capital and to do so in a timely manner, we will not be able to fully implement our business plan or sustain ongoing operations.

			Change between
	At	At	August 31, 2011
	August 31,	November 30,	and November 30 ,
	2011	2010	2010
	($)	($)	($)
Current Assets	136,995	388,976	(251,981)
Current Liabilities	3,049,324	2,410,510	638,814
Working Capital/(Deficit)	(2,912,329)	(2,021,534)	(890,795)

As of August 31, 2011, we had a working capital deficit of $2,912,329 as compared to a working capital deficit of $2,021,534 as of November 30, 2010. We had $501 cash on hand as of August 31, 2011 as compared to $66,267 cash on hand as of November 30, 2010. Our company’s total assets for such periods were $2,447,000 (November 30, 2010: $2,484,000) and the total current assets were $137,000 (November 30, 2010: $389,000).

As of August 31, 2011, our company’s current assets consist of $501 (November 30, 2010: $66,267) in cash, $nil (November 30, 2010: $6,316) in gold inventory and $136,494 (November 30, 2010: $316,393) in prepaid and other receivables. Included in prepaid and other receivables were non-cash prepaid consulting and other fees of $95,105 (November 30, 2010: $271,193) paid through issuances of our company’s common stock under our company’s equity compensation plans.

The majority of our company’s assets are long-term or non-cash in nature and thus considered being of lower liquidity.

Our company’s mineral rights have a carrying value at $1,759,000 as of August 31, 2011 as compared to $1,600,000 as of November 30, 2010, an increase of $159,000 or 10%. The increase in the value of our mineral rights this past nine months is directly attributable to $94,000 in claim fees payment, $5,000 in royalty payment $60,000 in an accrued royalty payment. The net book value of our fixed assets was $541,000 as of August 31, 2011 as compared to $494,000 as of November 30, 2010, an increase of approximately $47,000 or 10%. The increase in the net book value of our fixed assets was due to improvements made on the newly leased office.

The total liabilities as of August 31, 2011 were $3,691,000 as compared to $2,976,000 as of November 30, 2010, an increase of approximately $715,000 or 24%. Included in current liabilities are $680,000 (November 30, 2010: $872,000) due to related parties, which has been classified as operating activities in our company’s cash flow statements, and $1,150,000 (November 30, 2010: $916,000) of accounts payable and accrued liabilities.

Our company has not yet generated significant revenues since recommencement of the exploration stage on December 1, 2001 and our cash was primarily generated from the sale of our securities. During the nine months ended August 31, 2011, we raised $432,000 of net proceeds through completed private placements of which $78,000 was received from uncompleted private placement subscriptions in fiscal year ended November 30, 2010. We also received $108,947 through warrants exercise, of which $104,453 is included in common stock subscribed. During the fiscal year ended November 30, 2010, we raised $594,000 of net proceeds through completed private placements of which $100,000 was received from uncompleted private placement subscriptions in the fiscal year ended November 30, 2009.

During the nine months ended August 31, 2011, our company incurred $65,000 (2010: $85,000) on mineral rights and $212,000 (2010: $347,000) on the mineral exploration and drilling program.

In addition, our company has spent $1,822,000 (2010: $2,307,000) on other operating activities. Our company has been reviewing its budgets for its current business needs and its further exploration and early stage production at its Nolan Creek property in Alaska. Our plan of mining operations in Alaska anticipates that we will need to raise and expend approximately $10,560,000 during fiscal year 2011. We will also need to raise and spend approximately $3,000,000 on general and administrative costs during fiscal year 2011.

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

	Canada	United States	Total
As of August 31, 2011
Mineral properties and rights	-	1,759,522	1,759,522
Property and equipment	123,444	417,630	541,074
	$123,444	$2,177,152	$2,300,596

As of November 30, 2010
Mineral properties and rights	-	1,600,442	1,600,442
Property and equipment	7,676	486,740	494,416
	$7,676	$2,087,182	$2,094,858

For the Nine Months Ended August 31, 2011
Total net loss and comprehensive loss	$2,029,838	$322,322	$2,352,160

For the Nine Months Ended August 31, 2010
Total net loss and comprehensive loss	$2,467,882	$563,582	$3,031,467

Results of Operations – Nine months ended August 31, 2011 and 2010

Our company has not generated significant revenues since recommencement of the exploration stage from December 1, 2001 to August 31, 2011. For the nine months ended August 31, 2011, we reported a net loss of $2,352,000, or $0.001 per share, compared to a net loss of $3,031,000, or $0.002 per share for the same period ended August 31, 2010, a decrease of approximately 22%.

The major decreases in nine months ended August 31, 2011, as compared to the same period in 2010, were our company’s exploration expenses by $135,000, advertising and promotion expenses by $11,000, consulting fees by $90,000, depreciation expense by $85,000, legal and other professional fees by $179,000, office expense by $71,000, its related party charges in excess of cost by $9,000, management fees by $5,000 reporting and investor relations by $80,000 and transfer agent and filing fees by $11,000. These decreases were mainly due to cash limitations and the development of a restructuring plan that our company is working on to fund its exploration and development activities.

The major increase included in the net loss for nine months ended August 31, 2011, as compared to the same period in 2010, was increase of $81,000 for accounting and auditing fees. Such increase was mainly due to the hiring of external accountants for the preparation of the Company’s filings.

Results of Operations – Three months ended August 31, 2011 and 2010

Our company has not generated significant revenues since recommencement of the exploration stage from December 1, 2001 to August 31, 2011. For the three months ended August 31, 2011, we reported a net loss of $398,000, or $0.0001 per share, compared to a net loss of $779,000, or $0.0004 per share for the same period ended August 31, 2010, a decrease of approximately 49%.

The major decreases in three months ended August 31, 2011, as compared to the same period in 2010, were our company’s accounting and auditing fees by $9,000, consulting fees by $261,000, exploration expenses by $36,000, legal and other professional fees by $16,000, management fees by $13,000, office expenses by $15,000, transfer agent and filing fees by $13,000, and reporting and investor relations by $5,000. These decreases were mainly due to cash limitations and the development of a restructuring plan that our company is working on to fund its exploration and development activities.

The major increase included in the net loss for three months ended August 31, 2011, as compared to the same period in 2010, was increase of $25,000 for related party charges in excess of costs. Such increase was mainly due to the Company’s efforts relating to restructuring, development and expansion.

Related Party Transactions

The details of related party transactions are disclosed in footnote 11 of our company’s interim unaudited consolidated financial statements for the fiscal quarter ended August 31, 2011 (Item 1, above).

Critical Accounting Policies

Basis of Presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of our company and its wholly-owned subsidiaries, Silverado Gold Mines Inc. and Silverado Green Fuel Inc. All inter-company transactions and balances have been eliminated. Our company’s fiscal year-end is November 30.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's financial position at August 31, 2011, and the results of its operations and cash flows for the interim periods ended August 31, 2011 and 2010. The results of operations for the three months and nine months ended August 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of other comprehensive loss and its components in the consolidated financial statements. As at August 31, 2011 and 2010, our company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

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

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled approximately 303,938,525 as of August 31, 2011.

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

Recently Issued and Adopted Accounting Pronouncements

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update requires certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have an impact on its consolidated financial position, results of operations or cash flows.

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have a significant impact on its consolidated financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form 10 filed on August 11, 1984, as amended).
3.2	Amendment to Articles of Incorporation (Incorporated by reference to our Quarterly Report on Form 10-Q filed on July 15, 1997).
3.3	Altered Memorandum (Incorporated by reference to our Current Report on Form 8-K filed on September 11, 2002).
3.4	Amendment to Articles of Incorporation (Incorporated by reference to our Current Report on Form 8-K filed on June 13, 2003).
(4)	Instruments Defining the Rights of Security Holders , Including Indentures
4.1	Share certificate representing common shares of the capital of our company (Incorporated by reference to our Registration Statement on Form 10 filed on August 11, 1984, as amended).
(10)	Material Contracts
10.1

Agreement for Conditional Purchase and Sale of Mining Property between our company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (Incorporated by reference to our Registration Statement on Form 10 filed on August 11, 1984, as amended)

10.2

Agreement for Conditional Purchase and Sale of Mining Property between our company and Paul Barelka, Donald August and Mark Thoennes dated August 12, 1979 – St. Paul Property (Incorporated by reference to our Registration Statement on Form 10 filed on August 11, 1984, as amended)

10.3

Lease of Mining Claims with Option to Purchase between our company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

10.4

Change of Control Agreement between our company and Garry L. Anselmo dated August, 1995 (Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002 filed on February 28, 2003).

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

10.9	Form of Warrant Exercise Agreement between our company and certain of the selling security holders (Incorporated by reference to our Registration Statement on Form SB-2 filed on August 19, 2004).
10.10	Form of Delay Agreement between our company and certain of the Selling Shareholders (Incorporated by reference to our Registration Statement on Form SB-2 filed on August 19, 2004).
10.11	2006 Stock Option Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on April 11, 2006) .
10.12	2006-II Stock Option Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on March 31, 2006).

Exhibit	Description
Number
10.13	2007 Stock Option Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on February 20, 2007).
10.14

Shared Well Agreement between the Company and Sukakpak, Inc., dated August 17, 2007 (Incorporated by reference to our Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007 filed on February 28, 2008).

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

10.19	2009 Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on January 29, 2009).
10.20	2009-II Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on June 1, 2009).
10.21	Equity Line of Credit Agreement between the Company and Ashborne Finance Ltd. (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2009).
10.22	Consulting Agreement between the Company and 1315781 Ontario Inc. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on October 15, 2009).
10.23	Note Purchase Agreement between the Company and St. George Investments, LLC. (Incorporated by reference to our Current Report on Form 8-K filed on January 28, 2010).
10.24	2009-III Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on December 16, 2009).
10.25	2010-I Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on June 9, 2010).
10.26	2010-II Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on December 2, 2010).
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Quarterly Report on Form 10-QSB filed on July 15, 2004).
(21)	Subsidiaries of the Registrant
21.1	Silverado Gold Mines Inc.
Silverado Green Fuel Inc.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 1350 Certifications
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: October 21, 2011	/s/ Garry L. Anselmo
Garry L. Anselmo
Chairman of the Board, President, Chief Executive Officer
(Principal Executive Officer)

DATE: October 21, 2011	/s/ Donald Balletto
Donald Balletto
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)