Form 10-Q/A
period 2011-08-31
SILVERADO GOLD MINES LTD
filed 2011-11-22
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended August 31, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on October 24, 2011 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

10.9	Form of Warrant Exercise Agreement between our company and certain of the selling security holders (Incorporated by reference to our Registration Statement on Form SB-2 filed on August 19, 2004).
10.10	Form of Delay Agreement between our company and certain of the Selling Shareholders (Incorporated by reference to our Registration Statement on Form SB-2 filed on August 19, 2004).
10.11	2006 Stock Option Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on April 11, 2006) .
10.12	2006-II Stock Option Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on March 31, 2006).
10.13	2007 Stock Option Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on February 20, 2007).

Exhibit	Description
Number
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

10.19	2009 Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on January 29, 2009).
10.20	2009-II Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on June 1, 2009).
10.21	Equity Line of Credit Agreement between the Company and Ashborne Finance Ltd. (Incorporated by reference to our Current Report on Form 8-K filed on August 12, 2009).
10.22	Consulting Agreement between the Company and 1315781 Ontario Inc. (Incorporated by reference to our Quarterly Report on Form 10-Q filed on October 15, 2009).
10.23	Note Purchase Agreement between the Company and St. George Investments, LLC. (Incorporated by reference to our Current Report on Form 8-K filed on January 28, 2010).
10.24	2009-III Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on December 16, 2009).
10.25	2010-I Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on June 9, 2010).
10.26	2010-II Equity Compensation Plan (Incorporated by reference to our Registration Statement on Form S-8 filed on December 2, 2010).
(14)	Code of Ethics
14.1	Code of Ethics (Incorporated by reference to our Quarterly Report on Form 10-QSB filed on July 15, 2004).
(21)	Subsidiaries of the Registrant
21.1	Silverado Gold Mines Inc. Silverado Green Fuel Inc.
101*	Interactive Data File (Form 10-Q for the quarterly period ended August 31, 2011 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERADO GOLD MINES LTD.

DATE: November 21, 2011	/s/ Garry L. Anselmo
Garry L. Anselmo
Chairman of the Board, President, Chief Executive Officer
(Principal Executive Officer)

DATE: November 21, 2011	/s/ Donald Balletto
Donald Balletto
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting
Officer)