Form 10-K/A
period 2010-11-30
SILVERADO GOLD MINES LTD
filed 2011-12-12
CIK 731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) of Silverado Gold Mines Ltd., (the “Company”, “we”, “us”, “our”) is being filed for the purpose of amending the following disclosure

1.	The addition of consents from our auditors, current and previous, for the inclusion, by reference, of their reports on our financial statements;
2.	Revisions to the descriptions of our properties intended to eliminate unnecessary technical information;
3.	Revisions to our Management’s Discussion and Analysis for the years ended November 30, 2010 and 2009;
4.	The inclusion of an amended audit report from our current auditor, Manning Elliott, LLP;
5.	Revisions to our disclosure in Item 13 of this report relating to the lack of independent directors;
6.	Revisions to our disclosure in Item 9A of this Report – Controls and Procedures;
7.	Revisions to our disclosure in Item 10 of this Report – Directors, Executive Officers, and Corporate Governance; and
8.	Revisions to our disclosure in Item 12 of this Report – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as described above, no other changes are being made to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010, as amended (the “Form 10-K”). This Amendment does not reflect events occurring after the March 15, 2011 filing of our Form 10-K and does not modify or update the disclosure contained in the Form 10-K in any way other than as described in this Explanatory Note.

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

Silverado has also acquired a permit from the Bureau of Land Management (BLM) to collect and process a maximum 1,000 cu yd of material from the Workman’s Bench Lode for metallurgical testing. The bulk sample will be collected to determine grinding, flotation, and other processing and mineralogical characteristics of stibnite.

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

1.4.2   2008 – 2010 Nolan Placer Gold Exploration

The Company did not do any field exploration work for placer gold during the past three years from 2008 to 2010. The Company focused on the Nolan Lode Gold and Antimony Project. However, during 2008 there was a technical report filed that related to the Nolan placer resources.

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

Projected Annual Budget for Fiscal Year 2011:

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

Any operations at our will be subject to various federal and state laws and regulations in the United States which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or our properties with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in the United States.

The U.S. Forest Service requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Any future mining operations at the Uravan Property may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our properties or surrounding areas.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

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

As of November 30, 2010, we were in arrears of required mineral property claims and option payments of $550,000 and therefore our rights to the property were adversely affected. We are currently re-negotiating the terms and conditions of the Alminco agreement with Alminco. Alminco has confirmed that our mineral claims and options are in good standing on the understanding we will use our best efforts to pay the minimum royalty payments, including the payments that are in arrears, when business conditions permit; however there is no assurance that we will be able to successfully renegotiate the terms and conditions of the Alminco agreement on the Alimnco claims which adjoin the northern boundary of our Nolan property.

In February 2010, we received $50,000 from an investor and issued a promissory note dated as of March 1, 2010. The unpaid principal balance of the note bears interest at a rate equal to twelve percent (12%) per annum if repaid by us within ninety (90) days from the date of the note, or eighteen percent (18%) per annum if repaid at any time thereafter. The note matured on September 1, 2010. As of November 30, 2010, we had not repaid the note and had accrued interest of $6,775 which is recorded in accrued liabilities.

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

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverado Gold Mines Ltd. (An Exploration Stage Company) as of November 30, 2010, and the results of its operations, cash flows and stockholders’ equity (deficit) for the year then ended and accumulated from December 1, 2001 (Date of Recommencement of Exploration Stage) to November 30, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS
Vancouver, Canada
March 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Silverado Gold Mines Ltd.
(An Exploration Stage Company)

We have audited the cumulative consolidated statements of operations, stockholders’ equity and cash flows of Silverado Gold Mines, Ltd. (An Exploration Stage Company) for the period from December 1, 2004 to November 30, 2009. These cumulative consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the cumulative consolidated financial statements referred to above present fairly, in all material respects the results of operations and cash flows of Silverado Gold Mines, Ltd. for the period from December 1, 2004 to November 30, 2009, in conformity with United States generally accepted accounting principles.

ss/Mallah Furman

Fort Lauderdale, Florida
March 4, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of
Silverado Gold Mines Ltd.
(An Exploration Stage Company)

We have audited the consolidated statements of operations, stockholders’ equity and cash flows of Silverado Gold Mines Ltd. (An Exploration Stage Company) for the period from December 1, 2001 (Date of Recommencement of Exploration Stage) to November 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations, stockholders’ equity and cash flows for the period from December 1, 2001 (Date of Recommencement of Exploration Stage) to November 30, 2003, in conformity with United States generally accepted accounting principles.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses from operations and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	”Morgan & Company”

January 31, 2004	Chartered Accountants

Tel: (604) 687 – 5841 Fax: (604) 687 – 0075 www.morgan-cas.com	P.O. Box 10007 Pacific Centre Suite 1488 – 700 West Georgia Street Vancouver, BC V7Y 1A1

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of November 30, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended November 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our current executive officers and directors are:

Name	Age	Position
Garry L. Anselmo (1)	67	Chairman of the Board of Directors; President, and Chief Executive Officer
Donald G. Balletto	66	Director and Chief Financial Officer
John R. Mackay	77	Secretary

(1)	Member of Silverado’s Compensation Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors:

Garry L. Anselmo

Mr. Anselmo is presently the chairman of our board of directors as well as our president and chief executive officer. Mr. Anselmo has been the chairman of our board of directors and our chief operating officer since 1973.  Mr. Anselmo has been our president and chief executive officer from 1973 to 1994 and from 1997 to present. Mr. Anselmo was our chief financial officer from 1973 to 1994 and from 1997 to June 2009.

Mr. Anselmo founded Tri-Con Mining Ltd., a private exploration service company in 1968, and is currently a shareholder, director, and president of Tri-Con Mining Ltd. He is also the chairman and director of Tri-Con Ltd.’s United States operating subsidiaries, Tri-Con Mining Inc. and Tri-Con Mining Alaska Inc. Mr. Anselmo obtained his Bachelor of Arts degree from Simon Fraser University in British Columbia, Canada.

Mr. Anselmo studied Geology & Geochemistry at the University of British Columbia.

Mr. Anselmo was appointed to our board of directors due to his experience in mineral exploration and as an executive of mineral exploration companies.

Donald G. Balletto

Mr. Balletto has been one of our directors and our chief financial officer since June 2009. Mr. Balletto graduated from Cal State University in 1969 with a Bachelor of Science in Business Administration (Accounting). He began his professional career in 1970 as an accountant with Rooney, Ida, Nolt & Ahern, Certified Public Accountants, Oakland, California. He worked with Canada Safeway from 1973 until 2006 when he retired as Director of Labour Relations, BC Division Canada Safeway Ltd., Vancouver, BC.  Upon retirement from Canada Safeway executive, he has worked as an independent consultant to industry through his company “Labour Relations Solutions”, which is wholly independent from Silverado Gold Mines Ltd. and its subsidiaries Silverado Gold Mines Inc. and Silverado Green Fuel Inc.

Mr. Balletto was appointed to our board of directors due to his experience in accounting and labour relations.  Mr Balletto is assisting us in our on-going attempt to become a successful mineral producer. He is working with us in developing and maintaining a internal controls over financial reporting, including accurate XBRL disclosure.

John R. Mackay

Mr. Mackay has served as our corporate secretary since June 1998. Mr. Mackay is a lawyer who practiced as a sole practitioner from March 1993 to 1998, prior to joining Silverado. Prior to 1993, Mr. Mackay was a lawyer and partner in the law firm Davis and Company, Barristers and Solicitors, of Vancouver, British Columbia where he practiced for 35 years, and through Davis and Co., was our counsel from 1972 until retirement. He serves as the Company’s secretary.

Mr. Mackay was appointed as our Secretary due to his experience as a corporate and securities counsel for Silverado since 1972.  Mr. Mackay continues to assist us in ensuring legal compliance with all of our corporate endeavours.

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

Audit Committee

Our audit committee was comprised of Stuart McCulloch and Gary Anselmo. In July 31, 2011, Mr. McCulloch passed away.  Since that time, Mr. Anselmo has been the sole member of our Audit Committee.  Our board of directors has determined that the members of our audit committee are not independent as that term is defined in Rule 121 of the American Stock Exchange listing standards. Our board of directors has determined none of the directors on our audit committee presently meets the definition of a “financial expert” based on their respective experience and qualification. Our audit committee presently does not include a member who has been determined by our board of directors to qualify as a “financial expert”. Our board of directors is presently looking for a suitable candidate to join as a member of our board of directors and who would meet the definition of “financial expert”. We were unable to identify such a candidate during our most recent fiscal year.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consisted of Garry L. Anselmo and Stuart McCulloch. In July 31, 2011, Mr. McCulloch passed away.  Since that time, Mr. Anselmo has been the sole member of our compensation committee.  Mr. Anselmo serves as the chairman of the compensation committee. The compensation committee has overall responsibility for approving and evaluating the executive officer compensation plans, policies and programs of the Company and administering the Company’s equity compensation plans.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the Company’s common shares owned beneficially as of August 31, 2011 by: (i) each person (including any “group”) known by the Company to own beneficially more than five percent (5%) of any class of the Company’s voting securities, (ii) each director and named executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. As of August 31, 2011, no person is known to us to beneficially own more than 5% of our outstanding common shares. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares listed.

Title of Class	Name and Address of Beneficial Owner	Number of Common Shares	Percentage of Common Shares(1)
Common Shares	Garry L. Anselmo, Director, President, Chief Executive Officer	35,050,007 (2)	1.2%
Common Shares	Donald Balletto, Chief Financial Officer	Nil	Nil
Common Shares	All Directors and Named Executive Officers as a Group (2 persons)	35,050,007 (3)	1.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 31, 2011. As of August 31, 2011, there were 2,914,377,244 common shares of the Company issued and outstanding.

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

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-K regarding director independence, we have used the definition of “independent director” set forth in the Marketplace Rules of The NASDAQ, which defines an “independent director” generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, we believe that we do not have any independent directors.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Description of Exhibit

3.1	Articles of Incorporation of the Company (1)
3.2	Amendment to Articles of Incorporation of the Company (2)
3.3	Altered Memorandum of the Company (3)
3.4	Amendment to Articles of Incorporation of the Company (7)
4.1	Share certificate representing common shares of the capital of the Company (1)
10.1	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Roger C. Burggraf dated October 6, 1978 – Grant Mine Property (1)
10.2	Agreement for Conditional Purchase and Sale of Mining Property between the Company and Paul Barelka, Donald May and Mark Thoennes dated May 12, 1979 – St. Paul Property (1)
10.3	Lease of Mining Claims with Option to Purchase between the Company and Alaska Mining Company, Inc. dated February 3, 1995 – Hammond Property (4)
10.4	Change of Control Agreement between the Company and Garry L. Anselmo dated May, 1995(6)
10.5	Amendment to Change of Control Agreement between the Company and Garry L. Anselmo (6)
10.6	Operating Agreement between the Company and Tri-Con Mining Ltd. Dated January 1, 1997 (5)
10.7	Operating Agreement between the Company and Tri-Con Mining Inc. dated January 1, 1997 (6)
10.8	Operating Agreement between the Company and Tri-Con Mining Alaska Inc. dated January 1, 1997 (6)
10.9	Form of Warrant Exercise Agreement between the Company and certain of the selling security holders (8)
10.10	Form of Delay Agreement between the Company and certain of the Selling Shareholders (8)
10.11	2006 Stock Option Plan (10)
10.12	2006-II Stock Option Plan (11)
10.13	2007 Stock Option Plan (12)
10.14	Shared Well Agreement between the Company and Sukakpak, Inc., dated May 17, 2007 (14)
10.15	2007-1 Equity Compensation Plan (13)
10.16	Lease Agreement between the Company and TA Properties (Canada) Ltd., dated March 30, 2007 (15)
10.17	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, and James F. Dixon, each dated October 27, 2008 (16)
10.18	Indemnity Agreements between the Company and Garry L. Anselmo, Stuart C. McCulloch, Donald G. Balletto, Robert M. Dynes and John Mackay, each dated December 23, 2009 (17)
10.19	2009 Equity Compensation Plan (18)
10.20	2009-II Equity Compensation Plan (19)
10.21	Equity Line of Credit Agreement between the Company and Ashborne Finance Ltd.(20)
10.22	Consulting Agreement between the Company and 1315781 Ontario Inc. (21)
10.23	Note Purchase Agreement between the Company and St. George Investments, LLC. (22)
10.24	2009-III Equity Compensation Plan (23)
10.25	2010-I Equity Compensation Plan (24)
14.1	Code of Ethics (9)
23.1*	Consent of Manning Elliot, LLP
23.2*	Consent of Thomas K. Bundtzen
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 filed initially on May 11, 1984, as amended.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on July 15, 1997.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 11, 2002.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1996.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on June 13, 2003.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 filed on May 19, 2004.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2004.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on April 11, 2006.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on March 31, 2006.
(12)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on February 20, 2007.
(13)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on September 7, 2007.
(14)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007.
(15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed on July 15, 2008.
(16)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on October 29, 2008.
(17)	Filed as exhibits to the Company’s Current Report on Form 8-K filed on December 23, 2009.
(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on January 29, 2009.
(19)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on June 1, 2009.
(20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 12, 2009.
(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed on October 15, 2009.
(22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 28, 2010.
(23)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on December 16, 2009.
(24)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed on June 9, 2010.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverado Gold Mines Ltd.

Date: December 12, 2011	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
President and Chief Executive Officer (Principal
Executive Officer)

Date: December 12, 2011	By: /s/ Donald G. Balletto
Donald G. Balletto,
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 12, 2011	By: /s/ Garry L. Anselmo
Garry L. Anselmo,
Director, President, Chief Executive Officer (Principal Executive
Officer)

Date: December 12, 2011	By: /s/ Donald G. Balletto
Donald G. Balletto,
Director, Chief Financial Officer (Principal Financial Officer)